Form 10-Q
period 2016-06-30
Kadmon Holdings, Inc.
filed 2016-09-07
CIK 1557142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________________

FORM 10-Q

_______________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from                      to                     .

Commission File Number: 001-37841

Kadmon Holdings, Inc.

(Exact name of registrant as specified in its charter)

_______________________________

Delaware (State or other jurisdiction of incorporation or organization)	27‑3576929 (I.R.S. Employer Identification No.)

450 East 29th Street, New York, NY (Address of principal executive offices)	10016 (Zip Code.)

(212) 308‑6000

(Registrant’s telephone number, including area code)

_______________________________

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☐     No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐     No ☒

The number of shares of the registrant’s common stock outstanding as of August 31, 2016 was 45,078,666.

Kadmon Holdings, Inc.

Form 10-Q

REFERENCES TO KADMON

In this Quarterly Report on Form 10-Q, unless otherwise stated or the context otherwise requires:

•	references to the “Company,” “Kadmon,” “we,” “us” and “our” following the date of the Corporate Conversion (July 26, 2016) refer to Kadmon Holdings, Inc. and its consolidated subsidiaries;
•	references to the “Company,” “Kadmon,” “we,” “us” and “our” prior to the date of the Corporate Conversion refer to Kadmon Holdings, LLC and its consolidated subsidiaries; and
•

references to the “Corporate Conversion” or “corporate conversion” refer to all of the transactions related to the conversion of Kadmon Holdings, LLC into Kadmon Holdings, Inc., including the conversion of all of the outstanding membership units of Kadmon Holdings, LLC into shares of common stock of Kadmon Holdings, Inc. effected on July 26, 2016.

FORWARD‑LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward‑looking statements. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q may be forward‑looking statements. Statements regarding our future results of operations and financial position, business strategy and plans and objectives of management for future operations, including, among others, statements regarding future capital expenditures and debt service obligations, are forward‑looking statements. In some cases, you can identify forward‑looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions.

Forward‑looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward‑looking statements. We believe that these factors include, but are not limited to, the following:

•	the initiation, timing, progress and results of our preclinical studies and clinical trials, and our research and development programs;
•	our ability to advance product candidates into, and successfully complete, clinical trials;
•	our reliance on the success of our product candidates;
•	the timing or likelihood of regulatory filings and approvals;
•	our ability to expand our sales and marketing capabilities;
•	the commercialization of our product candidates, if approved;
•	the pricing and reimbursement of our product candidates, if approved;
•	the implementation of our business model, strategic plans for our business, product candidates and technology;
•	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;
•	our ability to operate our business without infringing the intellectual property rights and proprietary technology of third parties;
•	cost associated with defending intellectual property infringement, product liability and other claims;
•	regulatory development in the United States, Europe and other jurisdictions;
•	estimates of our expenses, future revenues, capital requirements and our needs for additional financing;
•	the potential benefits of strategic collaboration agreements and our ability to enter into strategic arrangements;
•	our ability to maintain and establish collaborations or obtain additional grant funding;
•	the rate and degree of market acceptance of our product candidates;
•	developments relating to our competitors and our industry, including competing therapies;
•	our ability to effectively manage our anticipated growth;
•	our ability to attract and retain qualified employees and key personnel;
•	our expectations regarding the period during which we qualify as an emerging growth company under the JOBS Act;
•	statements regarding future revenue, hiring plans, expenses, capital expenditures, capital requirements and share performance;
•	our expected use of proceeds from our initial public offering;
•	the future trading price of the shares of our common stock and impact of securities analysts’ reports on these prices; and
•	other risks and uncertainties, including those listed under the caption “Risk Factors.”

The forward‑looking statements in this Quarterly Report on Form 10-Q are only predictions, and we may not actually achieve the plans, intentions or expectations included in our forward‑looking statements. We have based these forward‑looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Because forward‑looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward‑looking statements as predictions of future events. The events and circumstances reflected in our forward‑looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward‑looking statements.

Kadmon Holdings, LLC and Subsidiaries

Consolidated balance sheets

(in thousands, except unit and share amounts)

		Pro forma
	June 30,	June 30,	December 31,
	2016	2016	2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,544	$5,544	$21,498
Accounts receivable, net	640	640	2,410
Accounts receivable from affiliates	392	392	985
Inventories, net	2,694	2,694	3,468
Deferred offering costs	3,114	3,114	890
Prepaid expenses and other current assets	849	849	3,490
Total current assets	13,233	13,233	32,741
Fixed assets, net	6,444	6,444	6,938
Intangible assets, net	6,253	6,253	15,223
Goodwill	3,580	3,580	3,580
Restricted cash	2,116	2,116	2,116
Investment, at cost	3,542	3,542	2,300
Investment, equity method	10,695	10,695	21,224
Other noncurrent assets	9	9	15
Total assets	$45,872	$45,872	$84,137

Liabilities, Redeemable Convertible Units and Members’ Deficit
Current liabilities:
Accounts payable	$13,613	$13,613	$5,902
Related party loan	3,000	3,000	3,000
Accrued expenses	13,397	13,397	11,843
Other short term liabilities	—	—	10,377
Deferred revenue	4,448	4,448	4,500
Other milestone payable	—	—	3,875
Fair market value of financial instruments	8,016	6,300	8,289
Secured term debt - current	4,180	4,180	1,900
Total current liabilities	46,654	44,938	49,686
Deferred revenue	26,217	26,217	28,417
Deferred rent	4,306	4,306	3,865
Deferred tax liability	1,349	1,349	1,349
Other long term liabilities	1,863	1,863	3,152
Secured term debt – net of current portion and discount	25,381	25,381	26,264
Convertible debt, net of discount	196,720	—	183,457
Total liabilities	302,490	104,054	296,190
Commitments and contingencies (Note 12 and 13)
Class E redeemable convertible units: 6,617,955 and 4,969,252 units issued and outstanding at June 30, 2016 and December 31, 2015	82,565	—	58,856
Members’ deficit:
Class A units, no par value: 53,978,201 and 53,946,001 units issued and outstanding at June 30, 2016 and December 31, 2015, respectively	—	—	—
Class B units, no par value: 1 unit issued and outstanding at June 30, 2016 and December 31, 2015	—	—	—
Class C units, no par value: 1 unit issued and outstanding at June 30, 2016 and December 31, 2015	—	—	—
Class D units, no par value: 4,373,674 units issued and outstanding at June 30, 2016 and December 31, 2015	—	—	—
5% convertible preferred stock, $0.001 par value; no shares issued and outstanding at June 30, 2016 and December 31, 2015; 10,000,000 shares authorized, pro forma; 30,000 shares issued and outstanding pro forma	—	37,500	—
Common stock, $0.001 par value; no shares authorized, issued and outstanding at June 30, 2016 and December 31, 2015; 200,000,000 shares authorized pro forma; 38,620,332 shares issued and outstanding, pro forma	—	39	—
Additional paid-in capital	374,218	685,970	372,936
Accumulated deficit	(713,401)	(781,691)	(643,845)
Total members’ deficit	(339,183)	(58,182)	(270,909)
Total liabilities, redeemable convertible units, and members’ deficit	$45,872	$45,872	$84,137

See accompanying notes to consolidated financial statements

Kadmon Holdings, LLC and Subsidiaries

Consolidated statements of operations (unaudited)

(in thousands,  except share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues
Net sales	$4,967	$7,304	$11,159	$13,774
License and other revenue	1,453	1,475	4,924	2,723
Total revenue	6,420	8,779	16,083	16,497
Cost of sales	880	879	1,965	1,838
Write-down of inventory	2	821	137	926
Gross profit	5,538	7,079	13,981	13,733
Operating expenses:
Research and development	8,544	7,065	17,584	14,905
Selling, general and administrative	18,869	21,815	42,269	43,011
Gain on settlement of payable	—	—	(3,875)	—
Total operating expenses	27,413	28,880	55,978	57,916
Loss from operations	(21,875)	(21,801)	(41,997)	(44,183)
Other expense (income) :
Interest income	(2)	(1)	(7)	(3)
Interest expense	9,084	4,150	16,993	10,840
Change in fair value of financial instruments	(75)	(131)	(273)	(909)
Gain on deconsolidation of subsidiary	—	(24,000)	—	(24,000)
Loss on equity method investment	5,812	588	10,529	588
Other loss (income)	18	118	2	(166)
Total other expense (income)	14,837	(19,276)	27,244	(13,650)
Loss before income tax expense	(36,712)	(2,525)	(69,241)	(30,533)
Income tax expense	—	—	315	—
Net loss	$(36,712)	$(2,525)	$(69,556)	$(30,533)

Basic and diluted net loss per share of common stock	$(4.42)	$(0.31)	$(8.38)	$(3.83)
Weighted average basic and diluted shares of common stock outstanding	8,304,334	8,122,691	8,303,484	7,976,210

See accompanying notes to consolidated financial statements

Kadmon Holdings, LLC and Subsidiaries

Consolidated statements of cash flows (unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(69,556)	$(30,533)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of fixed assets	1,149	1,162
Amortization of intangible asset	8,970	14,787
Write-down of inventory	137	926
Gain on purchase commitment	—	29
Amortization of deferred financing costs	935	521
Amortization of debt discount	1,857	1,965
Accretion of repayment premium on secured term debt	—	(345)
Unit-based compensation	5,866	3,421
Gain on settlement of payable	(3,875)	—
Bad debt expense	12	2
Gain on deconsolidation of subsidiary	—	(24,000)
Change in fair value of financial instruments	(273)	(909)
Fair value of units issued to consultants	3,000	1,500
Fair value of units issued in settlement of obligation	1,860	—
Paid-in-kind interest	12,348	3,303
Loss on equity method investment	10,529	588
Changes in operating assets and liabilities:
Restricted cash	—	2
Accounts receivable, net	1,109	(1,052)
Inventories, net	637	1,059
Prepaid expenses and other assets	(670)	(85)
Accounts payable	5,852	(1,128)
Accrued expenses, other liabilities and deferred rent	1,296	3,734
Deferred revenue	(2,252)	(4,988)
Net cash used in operating activities	(21,069)	(30,041)

See accompanying notes to consolidated financial statements

Kadmon Holdings, LLC and Subsidiaries

Consolidated statements of cash flows (unaudited, continued)

(in thousands)

	Six Months Ended
	June 30,
	2016	2015
Cash flows from investing activities:
Purchases of fixed assets	(425)	(76)
Net cash used in investing activities	(425)	(76)

Cash flows from financing activities:
Proceeds from issuance of Class A units, net	—	15,000
Proceeds from issuance of Class E redeemable convertible units, net	5,500	580
Principal payments on secured term debt	—	(3,000)
Proceeds from exercise of stock options	40	—
Net cash provided by financing activities	5,540	12,580
Net decrease in cash and cash equivalents	(15,954)	(17,537)
Cash and cash equivalents, beginning of period	21,498	20,991
Cash and cash equivalents, end of period	$5,544	$3,454

Supplemental cash flow disclosures:
Cash paid for interest	$1,836	$5,111
Cash paid for taxes	44	83
Non-cash investing and financing activities:
Settlement of related party loan	—	500
Units issued in settlement of obligation	11,725	9,063
Capitalized lease obligations	230	20
Unpaid financing/offering costs	2,387	22
Equity method investment related to deconsolidation	—	24,000
Cost method investment in affiliate	1,242	—

See accompanying notes to consolidated financial statements

Kadmon Holdings, LLC and Subsidiaries

Notes to consolidated financial statements (unaudited)

1. Organization and Basis of Presentation

Nature of Business

Kadmon Holdings, Inc. (together with its subsidiaries, “Kadmon” or “Company”) is a fully integrated biopharmaceutical company engaged in the discovery, development and commercialization of small molecules and biologics to address disease areas of significant unmet medical needs. The Company is actively developing product candidates in a number of indications within autoimmune and fibrotic disease, oncology and genetic diseases. The Company leverages its multi‑disciplinary research and clinical development group. By retaining global commercial rights to its lead product candidates, the Company believes that it has the ability to progress these candidates while maintaining flexibility for commercial and licensing arrangements. The Company expects to continue to progress its clinical candidates and have further clinical trial events throughout 2016 and 2017.

Corporate Conversion, Initial Public Offering and Debt Conversion

On July 26, 2016, in connection with the pricing of the Company’s initial public offering (“IPO”), Kadmon Holdings, LLC filed a certificate of conversion, whereby Kadmon Holdings, LLC effected a corporate conversion from a Delaware limited liability company to a Delaware corporation and changed its name to Kadmon Holdings, Inc. In connection with this corporate conversion, the Company filed a certificate of incorporation and adopted bylaws, all of which were previously approved by the Company’s board of managers and members. Pursuant to the Company’s certificate of incorporation, the Company is authorized to issue up to 200,000,000 shares of common stock $0.001 par value per share and 10,000,000 shares of preferred stock $0.001 par value per share. All references in the unaudited interim consolidated financial statements to the number of shares and per-share amounts of common stock have been retroactively restated to reflect this conversion.

On August 1, 2016, the Company completed its IPO whereby it sold 6,250,000 shares of common stock at $12.00 per share. The aggregate net proceeds received by the Company from the offering were $66.7 million, net of underwriting discounts and commissions of $5.3 million and offering expenses of $3.1 million. Upon the closing of the IPO 45,078,666 shares of common stock were outstanding, which includes 19,034,467 shares of common stock as a result of the conversion of the Company’s Senior Convertible Term Loan and Second Lien Convert (See Note 6). The shares began trading on the New York Stock Exchange on July 27, 2016 under the symbol “KDMN.”

Liquidity

The Company had an accumulated deficit of $713.4 million and a working capital deficit of $33.4 million at June 30, 2016. For the six months ended June 30, 2016, the Company earned a $2.0 million milestone payment pursuant to a license agreement entered into with Jinghua to develop products using human monoclonal antibodies and raised $5.5 million through the issuance of Class E redeemable convertible units in June 2016 . The Company maintained cash and cash equivalents of $5.5 million at June 30, 2016.

Additionally, the Company raised $66.7 million, net of underwriting discounts and commissions, in its IPO, which together with the Company’s cash balance at June 30, 2016, is expected to enable the Company to advance its planned Phase 2 clinical studies for KD025 and tesevatinib, completed its planned clinical studies for KD034, advance certain of its other pipeline product candidates and fund its operating expenses and capital expenditure requirements into the fourth quarter of 2017.

Management’s plans include continuing to finance operations through the issuance of additional equity instruments and securities and increasing the commercial portfolio through the development of the current pipeline or through the acquisition of a third party or license agreement. Any transactions which occur may contain covenants that restrict the ability of management to operate the business or may have rights, preferences or privileges senior to the Company’s common shares and may dilute current shareholders of the Company. Engaging in a transaction with a third party is contingent on negotiations among the parties; therefore, there is no certainty that the Company will enter into such an agreement should the Company so desire.

2. Summary of Significant Accounting Policies

Basis of Presentation

The Company operates in one segment considering the nature of the Company’s products and services, class of customers, methods used to distribute the products and the regulatory environment in which the Company operates. In June 2016, research and development expenses, and selling, general and administrative expenses have been revised to conform to the current presentation with regard to the Company’s change in method of allocating facility-related expenses to research and development expense to more accurately reflect the effort spent on research and development. For the three and six months ended June 30, 2015, the Company reclassified $1.0 million and $1.9 million, respectively, from selling, general and administrative expense to research and development expense.

Unaudited Pro Forma Presentation

On June 10, 2016, the Company filed a Registration Statement on Form S-1 with the United States Securities and Exchange Commission (the "SEC"), relating to the proposed offer and sale by Kadmon Holdings, Inc., a Delaware corporation and successor entity into which the Company will convert, of shares of its common stock in the IPO. In connection with the corporate conversion, all of the Company’s outstanding Class A, Class B, Class C and Class D units, and Class E redeemable convertible units will convert into common stock and give effect to a 1-for-6.5 reverse split. Then, upon consummation of the IPO, the Company’s Senior Convertible Term Loan and Second-Lien Convert will convert into common stock.

The unaudited pro forma balance sheet as of June 30, 2016 contemplates the conversion of the Class A, Class B, Class C, and Class D units, and Class E redeemable convertible units, the Company’s Senior Convertible Term Loan and Second Lien Convert into shares of the Company’s common stock. The unaudited pro forma balance sheet as of June 30, 2016 also contemplates the recognition of the beneficial conversion feature inherent to the Company’s Class E redeemable convertible units, Senior Convertible Term Loan, Second Lien Convert, and certain outstanding warrants.

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements include the accounts of Kadmon Holdings, Inc. and its domestic and international subsidiaries, all of which are wholly owned.

Interim Financial Statements

The accompanying financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the final results that may be expected for the year ended December 31, 2016. These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2015 filed on Form 424(b)(4) with the Securities and Exchange Commission (the “SEC”) on July 27, 2016.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Actual results could differ from those estimates.

Critical accounting policies

The Company’s significant accounting policies are disclosed in the audited financial statements as of and for the year ended December 31, 2015 included in the Company’s final prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”), with the SEC on July 27, 2016 (the “Final Prospectus”). Since the date of such financial statements, there have been no changes to the Company’s significant accounting policies, other than those described below.

Inventories

Inventories are stated at the lower of cost or market (on a first‑in, first‑out basis) using standard costs. Standard costs include an allocation of overhead rates, which include those costs attributable to managing the supply chain and are evaluated regularly. Variances are expensed as incurred.

The Company regularly reviews the expiration date of its inventories and maintains a reserve for inventories that are probable to expire before shipment. Inventories recorded on the Company’s consolidated balance sheets are net of a reserve for expirable inventory of $5.8 million and $5.4 million at June 30, 2016 and December 31, 2015, respectively. The Company expensed Ribasphere inventory that it believes will not be sold prior to reaching its product expiration date totaling $2,000 and $0.8 million during the three months ended June 30, 2016 and 2015, respectively, and $0.1 million and $0.9 million during six months ended June 30, 2016 and 2015, respectively. If the amount and timing of future sales differ from management’s assumptions, adjustments to the estimated inventory reserves may be required.

Inventories are comprised of the following (in thousands):

	June 30,	December 31,
	2016	2015
Raw materials	$1,480	$1,905
Finished goods, net	1,214	1,563
Total inventories	$2,694	$3,468

Deferred Offering Costs

Deferred offering costs, which consisted primarily of direct costs related to the IPO, are being capitalized in other current assets until the consummation of the IPO. These offering costs will be reclassified to additional paid‑in capital upon the closing of the IPO, which occurred on August 1, 2016. There was $3.1 million and $0.9 million in deferred offering costs capitalized as of June 30, 2016 and December 31, 2015, respectively.

Recent Accounting Pronouncements

In March 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016‑09, “Compensation—Stock Compensation” (“ASU 2016‑09”). This ASU simplifies several aspects of the accounting for share‑based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This guidance is effective for annual and interim reporting periods of public entities beginning after December 15, 2016, with early adoption permitted. The Company is currently evaluating the impact of adopting the standard on its consolidated financial statements.

In March 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016‑08, “Revenue from Contracts with Customers” (“ASU 2016‑08”). This ASU amends the existing accounting guidance for principal versus agent considerations when recognizing revenue from contracts with customers. This guidance is effective for annual and interim reporting periods of public entities beginning after December 15, 2017, with early adoption permitted. In May 2014, the FASB issued ASU No. 2014‑09, “Revenue from Contracts with Customers.” Under this guidance, an entity is required to recognize revenue upon transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. As such, an entity will need to use more judgment and make more estimates than under the current guidance. The Company is currently evaluating the appropriate transition method and any impact of this guidance on its consolidated financial statements and related disclosures.

In March 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016‑06, “Derivatives and Hedging” (“ASU 2016‑06”). This ASU clarifies the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. This guidance is effective for annual and interim reporting periods of public entities beginning after December 15, 2016, with early adoption permitted. An entity should apply the amendments in this ASU on a modified retrospective basis to existing debt instruments as of the beginning of the fiscal year for which the amendments are effective. The Company is currently evaluating the impact of adopting the standard on its consolidated financial statements.

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016‑02, “Leases” (“ASU 2016‑02”). This ASU amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets. This guidance is effective for annual and interim reporting periods of public entities beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact of adopting the standard on its consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015‑17, “Income Taxes (Topic 740)” which simplifies the presentation of deferred income taxes. It requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. This standard is effective for annual reporting periods beginning after December 15, 2016 with early adoption permitted as of the beginning of an interim or annual reporting period. The new guidance may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company adopted ASU 2015‑17 in fiscal year 2015 and applied the guidance retrospectively to all periods presented. The adoption of ASU 2015‑17 did not have a significant impact on the Company’s consolidated financial statements or related disclosures.

In August 2015, the FASB issued ASU No. 2015‑15, “Interest—imputation of interest (Subtopic 835‑30)” which updated the accounting guidance related to the balance sheet presentation of debt issuance costs specific to line of credit arrangements. The updated accounting guidance allows the option of presenting deferred debt issuance costs related to line‑of‑credit arrangements as an asset, and subsequently amortizing over the term of the line‑of‑credit arrangement, regardless of whether there are any outstanding borrowings. The Company adopted ASU No. 2015‑15 in fiscal year 2015, which had no impact on its consolidated financial statements or related disclosures.

In July 2015, the FASB issued ASU No. 2015‑11, “Inventory (Topic 330)” which simplifies the subsequent measurement of inventory. It replaces the current lower of cost or market test with a lower of cost or net realizable value test. The standard is effective for public entities for annual reporting periods beginning after December 15, 2016, and interim periods therein. Early adoption is permitted. The new guidance must be applied prospectively. The Company does not expect the standard to impact its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015‑03, “Interest—Imputation of Interest (Subtopic 835‑30)”. This standard amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge. It is effective for annual reporting periods beginning after December 15, 2015, but early adoption is permitted. The Company adopted this standard on its consolidated financial statements during 2015 and retroactively adjusted the prior year’s presentations to conform to the current presentation. These reclassifications had no effect on previously reported net income.

In August 2014, the FASB issued ASU No. 2014‑15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” to provide guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. The Company adopted ASU 2014‑15 in fiscal year 2016 which did not have a significant impact on its consolidated financial statements or related disclosures.

3. Members’ Capital

Conversion Event

The Class B, C and D units automatically convert into Class A units upon certain defined conversion events including, but not limited to, dissolution of the Company or an underwritten IPO of the Company’s equity (each, a “Conversion Event”). The Conversion Event occurred on August 1, 2016, upon consummation of the Company’s IPO. Taking into consideration the conversion value attributable to the Class B and C units, and the one‑time protection afforded to the Class D units against dilution resulting from the conversion of the Class B and C units, the following represents the three different conversion possibilities:

•

In the event of a Conversion Event in which the valuation of the Company is at or below $41.7 million, the Class B and C units would convert to Class A units such that the holders of these units would receive approximately 100% of the proceeds of such Conversion Event;

•

In the event of a Conversion Event in which the valuation of the Company is greater than $41.7 million but less than $45.8 million, the Class B and C units would convert into Class A units such that the holders of these units would receive $41.7 million of the proceeds of such Conversion Event. The proceeds in excess of $41.7 million would be shared ratably by the other holders of Class A units. The Class D membership units would not convert into Class A units and would be deemed void; or

•

In the event of a Conversion Event in which the valuation of the Company is greater than $45.8 million, the Class B and C units would convert into Class A units such that the holders thereof would receive $41.7 million of the proceeds of such Conversion Event. The Class D units would convert into Class A units such that the holders thereof would receive $4.2 million of such proceeds. The proceeds in excess of $45.8 million would be shared ratably by the other holders of Class A units.

Class A Units

Class A units represent the Company’s common stock equivalents. Kadmon I, LLC (“Kadmon I”), holds 35,426,769 Class A units, or approximately 66% of the outstanding Kadmon Holdings, LLC Class A units at June 30, 2016. Kadmon I is a Delaware limited liability company that was formed in August 2009 and is an affiliate of the Company (Note 14). The funds were raised through a private offering of 80% of Kadmon I’s total membership interests, the other 20% being owned by certain other members, including members of the Company’s board of managers and an executive officer.

Once each Kadmon I investor has received aggregate distributions equal to four times the amount of their initial investment, their collective ownership percentage in additional distributions will decrease from 80% to 50%, and the collective ownership percentage for the members of the Company’s board of managers, an executive officer and members in Kadmon I, and those certain other members who received units will increase from 20% to 50%. The change in ownership percentages will require the Company to evaluate whether such changes will result in additional compensation expense. As of June 30, 2016 and December 31, 2015, the Kadmon I investors had not received any distributions. Accordingly, no additional compensation expense was recognized.

During 2015, the Company raised $15.0 million in net proceeds through the issuance of 1,250,000 Class A units. The Company also issued 1,500,000 Class A units pursuant to an advisory agreement entered into in April 2015. The Company recorded a deferred charge of $9.0 million related to the issuance of these units which was classified as a prepaid expense on the Company’s balance sheet and is being expensed over the one year term in the advisory agreement. The Company expensed $2.3 million and $4.5 million during the three and six months ended June 30, 2015, respectively, related to the advisory agreement. The Company issued 5,011 Class A units as the result of stock option exercises during 2015. The Company also issued 308,334 Class A Units to settle third party obligations, for which the Company expensed $1.5 million related to these settlements during the year ended December 31, 2015.

During the first six months of 2016, the Company issued 25,000 Class A units to settle third party obligations, for which the Company expensed $0.1 million related to these settlements during the six months ended June 30, 2016 and issued 7,200 Class A units as the result of stock option exercises. The Company also recorded an expense of $2.3 million and $3.0 million during the three and six months ended June 30, 2016, respectively, related to an advisory agreement entered into in April 2015.

Class B Unit

The Class B unit does not participate in distributions from the Company, does not have any preferences in relation to the Class A membership units, is non‑voting, and is non‑redeemable. The only right afforded to the Class B unit is the right to convert into Class A units pursuant to the Company’s Second Amended and Restated Limited Liability Company Operating Agreement, as amended (the “Operating Agreement”) (See “Conversion Event” below). One Class B unit is issued and outstanding as of June 30, 2016 and December 31, 2015.

Class C Unit

The Class C unit does not participate in distributions from the Company, does not have any preferences in relation to the Class A membership units, is non‑voting, and is non‑redeemable. The only right afforded to the Class C unit is the right to convert into Class A units pursuant to the Operating Agreement (See “Conversion Event” below). One Class C unit is issued and outstanding as of June 30, 2016 and December 31, 2015.

Class D Units

The Class D units do not participate in distributions from the Company, do not have any preferences in relation to the Class A membership units, are non‑voting, and are non‑redeemable. The only right afforded to the Class D unit is the right to convert into Class A units pursuant to the Company’s Operating Agreement (See “Conversion Event” below). There are 4,373,674 Class D units issued and outstanding as of June 30, 2016 and December 31, 2015.

Class E Redeemable Convertible Units

Only one series of Class E redeemable convertible units, the Class E Series E‑1 units (the “Class E redeemable convertible units”), has been authorized. The Company may issue up to an aggregate of $85 million of Class E redeemable convertible original issue price, calculated in accordance with the terms of the Operating Agreement, of any series without being subject to preemptive rights. The Class E redeemable convertible units have voting rights and powers equal to the Class A units on an as‑if converted basis, have a liquidation preference for liquidating distributions and participate in distributions from the Company on an as‑converted basis on non‑liquidating distributions. In the case of a qualified IPO, the Class E redeemable convertible units automatically convert into Class A units at a conversion price of the lower of 85% of the value of Class A units (or the price per share of common stock of the corporate successor to the Company) or $11.50 per unit. Prior to a qualified IPO, the Class E redeemable convertible units may be converted at $11.50 per unit. A qualified IPO is defined as an offering of the Company’s equity interests with gross proceeds to the Company of at least $75 million. At any time after December 31, 2017, Class E redeemable convertible units will be redeemable for cash at the option of the holders of at least 80% of all Class E redeemable convertible Units at a redemption price equal to 125% of the liquidation preference. After January 1, 2016 all Class E redeemable convertible units began to accrue a liquidation preference (payable in connection with such liquidating distribution from the Company) at a rate of 5% per annum, compounding annually, with such liquidation preference rate increasing by 100 basis points every six months to a maximum of 10%. Redemption is subject to the Company’s ability to make such payment under then‑existing debt obligations.

Based on the terms of the Class E redeemable convertible units, the fair value of the Class E redeemable convertible units issued will be classified as mezzanine capital on the Company’s consolidated balance sheet. The Company will accrete changes in the redemption value of the Class E redeemable convertible units to paid‑in capital using the interest method, as the Company does not have available retained earnings, from the date of issuance to the earliest redemption date.

During 2015, the Company raised $10.9 million in gross proceeds, $10.8 million net of $40,000 in transaction costs, through the issuance of 945,441 Class E redeemable convertible units. The Company raised $10.0 million through the issuance of Class E redeemable convertible units in October 2015 pursuant to a license agreement entered into with Jinghua to develop products using human monoclonal antibodies (Note 9) and $0.9 million through the issuance of Class E redeemable convertible units to other third party investors. The Company also issued 574,392 Class E redeemable convertible units to settle certain obligations totaling $6.6 million, of which $6.1 million was expensed in the third quarter of 2015 and $500,000 relates to the settlement of a related party loan entered into in 2014 (Note 14).

During the six months ended June 30, 2016, the Company raised $5.5 million in gross proceeds, with no transaction costs, through the issuance of 478,266 Class E redeemable convertible units. Harlan W. Waksal, M.D., the Company’s President and Chief Executive Officer, certain entities affiliated with GoldenTree Asset Management LP, Bart M. Schwartz, Esq., the Company’s Chairman of the Board of Managers, and D. Dixon Boardman, a member of the Company’s Board of Managers subscribed for 86,957,  43,479,  21,740 and 21,740 Class E redeemable convertible units, respectively.

Valuation

To estimate certain expenses and record certain transactions, it is necessary for the Company to estimate the fair value of its membership units. Given the absence of a public trading market, and in accordance with the American Institute of Certified Public Accountants’ Practice Guide, “Valuation of Privately‑Held‑Company Equity Securities Issued as Compensation”, the Company exercised reasonable judgment and considered numerous objective and subjective factors to determine its best estimate of the fair value of its membership units. Factors considered included:

•	recent equity financings and the related valuations;
•	the estimated present value of the Company’s future cash flows;
•	industry information such as market size and growth;
•	market capitalization of comparable companies and the estimated value of transactions such companies have engaged in; and
•	macroeconomic conditions.

The Company updated the valuation of Class A membership units as of October 31, 2014 using a  methodology consistent with prior valuations. At the time of the valuation, the Company’s discounted cash flow forecasts were updated to reflect changes in market conditions related to its Ribasphere products. At the time of the valuation, there was no significant change in the weighting of assumptions, however, the implied value of the Ribasphere products decreased based on the updated market conditions. As a result of the revised inputs to the analysis, the estimated fair value of each Class A membership unit was $6.00 as of October 31, 2014.

The Company updated the valuation of Class A membership units as of September 30, 2015 using a  methodology consistent with prior valuations. At the time of the valuation, the Company had issued $92.0 million in second‑lien convertible debt, and it was deemed appropriate to place additional weighting on this consideration, as compared to prior valuations. The Company also considered equity raised through the issuance of $15.0 million in Class A membership units during 2015. The Company’s assigned no value to the Ribasphere products to reflect changes in market conditions that have resulted in lower sales of the Ribasphere products. As a result of the revised inputs to the analysis, the estimated fair value of each Class A membership unit was decreased to $5.00 as of September 30, 2015.

4. Net Loss per Share Attributable to Common Stockholders

Basic net loss attributable to common stockholders per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Because the Company has reported a net loss for all periods presented, diluted net loss per common share is the same as basic net loss per common share for those periods. The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Numerator – basic and diluted:
Net loss available to common shareholders	$(36,712)	$(2,525)	$(69,556)	$(30,533)
Denominator – basic and diluted:
Weighted average common shares outstanding used to compute basic and diluted net loss per share	8,304,334	8,122,691	8,303,484	7,976,210
Net loss per share, basic and diluted	$(4.42)	$(0.31)	$(8.38)	$(3.83)

The amounts in the table below were excluded from the calculation of diluted net loss per share, due to their anti-dilutive effect:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Convertible preferred stock	$3,125,003	$3,125,003	$3,125,003	$3,125,003
Options to purchase common stock	1,636,428	643,048	1,636,428	643,048
Warrants to purchase common stock	1,122,556	1,122,556	1,122,556	1,122,556
Total shares of common stock equivalents	$5,883,987	$4,890,607	$5,883,987	$4,890,607

5. Commercial Partnership

On June 17, 2013, the Company entered into a series of agreements with a commercial partner, AbbVie, Inc., whereby the Company issued a non‑exclusive license for the domestic sale of Ribasphere and also sold certain intellectual property and marketing rights related to the international sale of Ribasphere. The Company received upfront payments totaling $64.0 million, and could receive additional contingent payments totaling $51.0 million based on the achievement of certain milestones. The Company did not earn any such milestones during 2015 or the six months ended June 30, 2016.

Of the $64.0 million upfront payment, $44.0 million was considered allocable to the non‑exclusive domestic licensing arrangement and was recorded as deferred revenue to be recognized over the 10 year term of the agreement. The Company will recognize the upfront payment to revenue on a straight‑line basis over the life of the agreement. The Company recognized $2.2 million of the upfront consideration to license revenue during each of the six months ended June 30, 2016 and 2015 and $1.1 million during each of the three months ended June 30, 2016 and 2015. As of June 30, 2016 and December 31, 2015,  $30.6 million and $32.8 million is recorded as deferred revenue, respectively, of which $4.4 million is short‑term.

In April 2014, the Company received a payment of $3.0 million upon obtaining the regulatory approval of Ribasphere in Germany, which was recognized as milestone revenue. As the milestones meet the criteria defined in ASC 605‑28, we will consider this guidance in assessing associated revenue recognition. Additionally, we will continually assess the applicability of the guidance for each milestone.

In October 2014, the Company entered into a series of amendments with AbbVie, Inc. whereby the Company agreed to eliminate all potential future unearned and unpaid milestones and also agreed to a revised royalty structure for the sale of Ribasphere under the domestic license agreement. The Company received upfront payments of $6.0 million in consideration of future royalties payable resulting from the resale of Ribasphere by AbbVie, Inc. during 2015 and 2016. At the time of receipt the balance was recorded to deferred revenue, $3.0 million of which was recorded as short‑term as it related to prepaid royalties for 2015 and $3.0 million of which was recorded as long‑term as it related to prepaid royalties for 2016. The Company will recognize portions of the deferred revenue to income as Ribasphere is sold by AbbVie, Inc. The Company is entitled to receive additional compensation from AbbVie, Inc. for any royalties earned in excess of the annual prepayment. If royalties earned do not exceed the annual prepayment the Company is required to refund the excess to AbbVie, Inc.

Since the royalties earned from the resale of Ribasphere by AbbVie under the domestic license agreement did not exceed the $3.0 million annual prepayment in 2015, the Company refunded approximately $2.1 million of the prepaid royalty to AbbVie, Inc. as a credit against future purchases during the three months ended June 30, 2016. The Company had recorded this amount as an accrued expense at December 31, 2015. Furthermore, the Company expects to refund approximately $2.9 million of the prepaid royalty to AbbVie, Inc. resulting from the resale of Ribasphere by AbbVie, Inc. during 2016. Therefore, the Company has recorded this amount as an accrued expense at June 30, 2016 and other long term liability at December 31, 2015, as the refund is payable in March 2017.

The Company has a continuing obligation to supply Ribasphere, maintain the marketing authorization for Ribasphere and maintain the intellectual property for Ribasphere through the term of the agreements ending December 31, 2020.

6. Debt

Concurrent with the closing of the IPO on August 1, 2016, the Company’s Senior Convertible Term Loan and Second Lien Convert converted into 19,034,467 shares of common stock.

The Company is a party to three credit agreements in the following amounts (in thousands):

	June 30,	December 31,
	2016	2015

Convertible debt due June 17, 2018 (A)	$58,500	$58,500
Secured term debt due June 17, 2018 (B)	35,000	35,000
Second-Lien convertible debt due August 28, 2019 (C)	114,760	114,760
Total debt before fee, interest and debt discount	208,260	208,260
Paid-in-kind interest	31,074	18,726
Less: Deferred financing costs	(5,406)	(5,861)
Debt discount	(7,647)	(9,504)
Total debt payable	$226,281	$211,621

Debt payable, current portion	$4,180	$1,900
Debt payable, long-term	$222,101	$209,721

A.2013 Convertible Debt

Senior Convertible Term Loan

Under the terms of the Third Amended and Restated Convertible Credit Agreement (“Senior Convertible Term Loan”), the Company was permitted to enter into the 2015 Credit Agreement and a Second‑Lien Convertible Debt Agreement. Most of the reporting and financial covenants pertaining to Kadmon Pharmaceuticals that were previously required were removed so that the Company only needed to maintain a minimum liquidity amount. Beginning after June 30, 2016, the Company will also need to meet a minimum revenue requirement. In August 2015, the Company further amended the terms of the Third Amended and Restated Convertible Credit Agreement to provide for, among other things, a $69.1 million term loan which matures on June 17, 2018. As consideration for the amendment, if a qualified IPO, defined as a public offering of the Company’s equity interests with gross proceeds to the Company of at least $75.0 million, has not been completed on or prior to March 31, 2016, the Company agreed to pay an amendment fee equal to $1.3 million to be allocated among the lenders. This fee was paid in April 2016, as the Company did not complete a qualified IPO by this date. As a result of this amendment, $1.3 million was recorded as a debt discount at September 30, 2015 and is being amortized to interest expense over the remaining term of the agreement as the amendment was deemed a modification in accordance with ASC 470.

June 2016 Exchange Agreements

In June 2016, the Company entered into an exchange agreement with the holders of the approximately $75.0 million in aggregate principal amount of the Senior Convertible Term Loan. In consideration of the exchange agreement, (i) $30,000,000 in aggregate principal amount of the Senior Convertible Term Loan will be exchanged for 30,000 shares of a newly created class of capital stock to be designated as 5% Convertible Preferred Stock and subject to a lock‑up agreement; (ii) as to $25.0 million in aggregate principal amount of the Senior Convertible Term Loan, the Company will convert 100% of that principal amount into shares of the Company’s common stock at a conversion price equal to 80% of the IPO price per share in the IPO; and (iii) as to $20.0 million in aggregate principal amount of the Senior Convertible Term Loan, the Company will convert 125% of that principal amount into shares of the Company’s common stock at a conversion price equal to the IPO price per share in the IPO.  In addition, the Company will pay a make‑whole fee amounting to $7,967,614 plus $11,212 for each day after July 31, 2016 through and including the closing of the exchange agreement (assuming a closing on or before August 31, 2016). The make‑whole fee will be paid through the issuance of shares of the Company’s common stock at an issue price equal to 80% of the IPO price per share. The Company will incur a $20.7 million charge as a result of entering into this agreement during the third quarter of 2016, since the conversion price is equal to a discount to the IPO price.

As of June 30, 2016 and December 31, 2015, all accrued interest was added to the principal balance. The Company was in compliance with all amended covenants as of June 30, 2016 and December 31, 2015.

B.Secured Term Debt

August 2015 Secured Term Debt

In August 2015, the Company entered into a secured term loan in the amount of $35.0 million with two lenders (“2015 Credit Agreement”). The interest rate on the loan is LIBOR plus 9.375% with a 1% floor. The Company incurred and paid a $788,000 commitment fee in connection with the loan that will be amortized to interest expense over the term of the agreement. The basic terms of the loan require monthly payments of interest only through the first anniversary date of the loan and require the Company to maintain certain financial covenants requiring the Company to maintain a minimum liquidity amount and minimum revenue levels beginning after June 30, 2016. Beginning on the first anniversary date of the loan, the Company will be required to make monthly principal payments in the amount of $380,000. Any outstanding balance of the loan and accrued interest is to be repaid on June 17, 2018. The secured term loan is secured by the tangible and intangible property of the Company.

In conjunction with 2015 Credit Agreement, warrants to purchase $6.3 million of Class A units were issued to two lenders, of which $5.4 million was recorded as a debt discount and $900,000 was recorded as loss on extinguishment of debt (Note 7). The debt discount is being amortized over the life of the outstanding term loan using the effective interest method.

Deferred financing costs of $1.3 million were recognized in recording the 2015 Credit Agreement and will be amortized to interest expense over the three year term of the agreement. Additionally, a fee paid to one existing lender of $113,000 was charged to loss on extinguishment of debt in accordance with ASC 470. There was also $1.5 million of debt discount and $390,000 of deferred financing cost write‑offs charged to loss on extinguishment of debt in accordance with ASC 470 in connection with this transaction. Unamortized deferred financing costs were $0.9 million and $1.1 million at June 30, 2016 and December 31, 2015, respectively.  Approximately $0.1 million and $0.2 million was charged to interest expense during the three and six months ended June 30, 2016, respectively. No interest expense was incurred during the three and six months ended June 30, 2015.

C.2015 Second‑Lien Convertible Debt

August 2015 Second‑Lien Convertible Debt

In August 2015, in conjunction with the 2015 Credit Agreement, the Company incurred indebtedness pursuant to its offering second‑lien convertible PIK notes (“Second‑Lien Convert”), with a syndicate of lenders including the same two parties as the 2015 Credit Agreement. The Second‑Lien Convert has a four year term under which the initial borrowings were $94.3 million, including $2.3 million in third party fees that was settled through the issuance of Second‑Lien Convert. In October 2015 and November 2015, the Company borrowed an additional $5.5 million and $15.0 million, respectively, and incurred $0.4 million in transaction costs under the Second‑Lien Convert with three additional lenders bringing the total borrowings under the Second‑Lien Convert to $114.8 million, including $2.3 million in third party fees. Interest is calculated at a rate of 13.0% and payable‑in‑kind semi‑annually as an increase of principal. If the Company has not consummated an IPO of not less than $50.0 million and listed on a national stock exchange (“Qualified IPO”) on or before March 31, 2016, the interest rate shall automatically increase on April 1, 2016 by an additional 3.0% and the interest rate shall subsequently increase by an additional 3.0% on each October 1 and April 1 until the interest rate equals 21.0% per annum, which shall remain the applicable interest rate so long as the Second‑Lien Convert remains outstanding. The Company did not consummate a qualified IPO until August 1, 2016, therefore the additional 3% interest was applied from April 1, 2016 through August 1, 2016, the date on which the Second-Lien Convert converted into the Company’s common stock. The debt is secured by the tangible and intangible property of the Company.

Holders of the Second‑Lien Convert may elect to convert any portion of principal to Class A units at any time following the Company’s consummation of a Qualified IPO. The conversion price shall be equal to the product of (x) 90% and (y) the price per Class A Unit of the Company offered in a Qualified IPO provided, however, that the conversion price shall be capped at $12.00. The Company may redeem the Second‑Lien Convert at its option, in whole or in part, at any time on or after the later of (x) the first anniversary of the issue date and (y) the date of the consummation of a Qualified IPO, at a redemption price of 150.0% of the principal amount, plus accrued and unpaid interest payable (at the Company’s option) in cash or Class A Units. In addition, on or after the later of (x) the third anniversary of the issue date and (y) the date of the consummation of a Qualified IPO, the Company may redeem the Second‑Lien Convert at its option, in whole or in part, at a redemption price in cash of 110.0% of the principal amount, plus accrued and unpaid interest.

Deferred financing costs of $4.2 million were recognized in recording the Second‑Lien Convert and will be amortized to interest expense over the four year term of the agreement. Unamortized deferred financing costs were $3.3 million and $3.9 million at June 30, 2016 and December 31, 2015, respectively. Approximately $0.3 million and $0.6 million was charged to interest expense during the three and six months ending June 30, 2016, respectively. No interest expense was recorded during the three or six months ending June 30, 2015. The Company incurred $52,000 in debt issuance costs to new creditors, which were recorded as a debt discount and is being amortized to interest expense over the four year term.

The Company considered ASC 480, “Distinguishing Liabilities from Equity”, and determined that the Second‑Lien Convert does not contain any of the criteria under this guidance. In accordance with ASC 815, the Company determined that the interest rate increase and put/redemption feature do not require bifurcation since the embedded interest rate increase, if freestanding, would not qualify as a derivative. The Second‑Lien Convert represents the host contract and the option to convert the debt into the Company’s Class A units represents the embedded conversion option. Since the conversion option meets the criteria under ASC 815, the conversion option does not require bifurcation and is not accounted for as a derivative under ASC 815.

Pursuant to an amendment and restatement of the terms of the Second‑Lien Convert in June 2016,  100% of the outstanding balance under the outstanding Second‑Lien Convert will be mandatorily converted into shares of the Company’s common stock at a conversion price equal to 80% of the IPO price per share. The Company expects to incur a $32.4 million charge as a result of entering into this agreement during the third quarter of 2016 since the conversion price is equal to a discount to the IPO price.

As of June 30, 2016 and December 31, 2015, all accrued interest was added to the principal balance.  The Company was in compliance with all covenants as of June 30, 2016 and December 31, 2015.

The minimum payments required on the outstanding balances of the 2015 Credit Agreement, Third Amended and Restated Convertible Credit Agreement and Second‑Lien Convert as of June 30, 2016 are (in thousands):

	2015 Credit Agreement	Senior Convertible Term Loan	Second-Lien Convert
2016	$1,900	$—	$—
2017	4,560	—	—
2018	28,540	76,279	—
2019	—	—	128,055
	$35,000	$76,279	$128,055

The following table provides components of interest expense and other related financing costs:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Interest expense and other financing costs	$912	$1,219	$1,853	$5,051
Interest paid-in kind	6,776	1,681	12,348	3,303
Amortization of deferred financing costs and debt discount	1,396	1,250	2,792	2,486
Interest expense	$9,084	$4,150	$16,993	$10,840

7. Financial Instruments

Success Fee

In October 2011, an executive officer and member of Kadmon Holdings, LLC issued an equity instrument for which the underlying value is based on 536,065 Class A membership units. The intrinsic value of the instrument is redeemable for cash upon certain defined liquidity or distribution events (“Success Fee”). No cash settlements associated with these instruments have occurred as of June 30, 2016 or December 31, 2015.

A liability was recorded based on the instrument’s fair value of $0 and $69,000 at June 30, 2016 and December 31, 2015, respectively. As a result of marking this instrument to market, the Company recorded ($69,000) and ($165,000) to change in fair value of financial instruments for the six months ended June 30, 2016 and 2015, respectively, and ($15,000) and ($21,000) to change in fair value of financial instruments for the three months ended June 30, 2016 and 2015, respectively.

As there are no quoted prices for identical or similar instruments, the Company has utilized a Black‑Scholes calculation to value this instrument as of each balance sheet date, based on the following assumptions:

	June 30,	December 31,
Input	2016	2015
Unit price	$5.00	$5.00
Strike price	$11.41	$11.41
Volatility	61.09%	79.20%
Risk-free interest rate	0.20%	0.49%
Expected life	0.08 Years	.50 Years
Expected dividend yield	0%	0%

Equity issued pursuant to Credit Agreements

In connection with the Senior Convertible Term Loan, the Company issued three tranches of warrants as fees to the lenders which are redeemable for Class A units. The aggregate fair value of the warrants was $1.7 million and $1.9 million at June 30, 2016 and December 31, 2015, respectively. The change in fair value of the warrants was ($0.2) million and ($0.7) million for the six months ended June 30, 2016 and 2015, respectively, and ($0.1) million for each of the three months ended June 30, 2016 and 2015.

As of June 30, 2016 and December 31, 2015, the Company utilized a binomial model to measure all three warrant tranches. Due to the uncertainty of the strike price of the warrants, the Company performed each calculation multiple times using a weighted number of units exercisable based on the Company’s best estimate of how many units will be issuable. The inputs used in the calculations to measure all three warrant tranches as of the dates of issuance and the balance sheet dates are as follows:

	June 30,	December 31,
Input	2016	2015
Unit price	$5.00	$5.00
Strike price	$11.41	$9.50
Volatility	61.09%	79.18%
Risk-free interest rate	0.20%	0.49%
Expected life	0.08 Years	.50 Years
Expected dividend yield	0%	0%

In connection with the 2015 Credit Agreement, the Company issued warrants as fees to the lenders to purchase an aggregate of $6.3 million of the Company’s Class A units. The strike price of the warrants is 85% of the price per unit in an IPO or, if before an IPO, 85% of the deemed per unit equity value as defined in the 2015 Credit Agreement. The warrants are exercisable as of the earlier of an IPO or July 1, 2016. Since these warrants are also redeemable at the option of the holder after the 51st month from the issue date, they are recorded as a liability as of June 30, 2016 and December 31, 2015. Upon consummation of the agreement in August 2015, the warrants issued to an existing lender was recorded to loss on extinguishment of debt of $900,000 and the warrants issued to the new lender was recorded as a debt discount of $5.4 million and will be amortized over the three year term (Note 6) in accordance with ASC 470.

None of these instruments have been exercised as of June 30, 2016 and December 31, 2015.

Other Warrants

On April 16, 2013, the Company issued warrants with an estimated fair value of $1.4 million for the purchase of 300,000 Class A membership units at a strike price of $21.24 as consideration for fundraising efforts performed. None of these warrants have been exercised as of June 30, 2016 and December 31, 2015.

Fair Value of Long‑term Debt

As of June 30, 2016 the Company maintained long-term secured term debt and long‑term convertible debt balances of $25.4 million and $196.7 million, respectively. As of December 31, 2015 the Company maintained long‑term secured term debt and long‑term convertible debt balances of $26.3 million and $183.5 million, respectively. The underlying agreements for these balances were negotiated with parties that included fully independent third parties, at an interest rate which is considered to be in line with over-arching market conditions. Based on these factors management considers the carrying value of the debt to approximate fair value as of June 30, 2016 and December 31, 2015.

Fair Value Classification

The table below represents the values of the Company’s financial instruments as of June 30, 2016 and December 31, 2015 (in thousands):

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	June 30,	December 31,
Description	2016	2015
Warrants	$8,016	$8,220
Success Fee	—	69
Total	$8,016	$8,289

The table below represents a rollforward of the level 3 investments from January 1, 2015 to June 30, 2016 (in thousands).

Significant Unobservable Inputs
(Level 3)
Balance as of January 1, 2015	$3,483
Change in fair value of financial instruments	(1,494)
Fair value of warrants issued in connection with 2015 credit agreement	6,300
Balance as of December 31, 2015	$8,289
Change in fair value of financial instruments	(273)
Balance as of June 30, 2016	$8,016

8. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill and other amortizable intangible assets for the years ended June 30, 2016 and December 31, 2015 are as follows (in thousands):

	Balance as of December 31, 2014	Amortization	Impairment	Balance as of December 31, 2015	Remaining Useful Life as of December 31, 2015
Ribasphere product rights	$73,934	$(27,442)	$(31,269)	$15,223	1.0
Goodwill	$3,580	$—	$—	$3,580	—

	Balance as of December 31, 2015	Amortization	Impairment	Balance as of June 30, 2016	Remaining Useful Life as of June 30, 2016
Ribasphere product rights	$15,223	$(8,970)	$—	$6,253	0.5
Goodwill	$3,580	$—	$—	$3,580	—

Amortization expense is included within selling, general and administrative expenses on the Company’s consolidated statements of operations. The Company recorded amortization expense related to the intangible asset of $9.0 million and $14.8 million for the six months ended June 30, 2016 and 2015, respectively, and $3.4 million and $7.4 million for the three months ended June 30, 2016 and 2015, respectively. The accumulated amortization of the intangible asset was $134.5 million and $125.5 million as of June 30, 2016 and December 31, 2015, respectively. The remaining $6.3 million balance in the intangible asset as of June 30, 2016 will be amortized on a proportional performance method basis through December 2016.

9. License Agreements

The Company’s license agreements are disclosed in the audited financial statements as of and for the year ended December 31, 2015 included in the Company’s Final Prospectus. Since the date of such financial statements, there have been no changes to the Company’s license agreements, other than those described below.

Yale University

On February 4, 2011, the Company entered into a license agreement with Yale University, whereby the Company obtained the worldwide exclusive license and right to make, use, sell, import and export PHY906, a development stage botanical compound, and the related technology. In April 2016, the Company entered into a mutual termination agreement with Yale University. All rights and licenses granted under the agreement were immediately terminated and reverted to the party granting such rights.

Valeant Holdings International

Syprine

On February 25, 2014, the Company entered into an agreement with Valeant for the co‑promotion of Syprine®, a chelation therapy indicated in the treatment of patients with Wilson’s disease who are intolerant of penicillamine. In February 2016, the Company entered into a mutual termination agreement with Valeant. Upon termination, neither party shall have any rights or obligation including any and all past, present and future payments. Additionally, all rights and licenses granted under the agreement were immediately terminated and shall revert to the party granting such rights. As a result of the termination, the Company recorded a gain on settlement of the $3.9 million other milestone payable to Valeant in February 2016.

Vivus, Inc.

Qsymia®

In June 2015, the Company entered into an agreement with Vivus for the co‑promotion of Qsymia®, a combination of phentermine and topiramate extended‑release indicated as an adjunct to a reduced‑calorie diet and increased physical activity for chronic weight management in adults. No meaningful revenue has been generated from this agreement as of June 30, 2016 and December 31, 2015.

MeiraGTx Ltd.

The summarized financial information for MeiraGTx as of and for the year ended December 31, 2015 is as follows (amounts in thousands):

Balance Sheet Data:
Cash	$14,548
Other current assets	433
Noncurrent assets	42
Current liabilities	4,621
Noncurrent liabilities	17
Total stockholders’ equity	9,249
Statement of Operations Data:
General and administrative expense	$4,184
Research and development expense	9,876
Net loss attributable to non‑controlling interest in subsidiary	829
Net loss and comprehensive loss	(13,154)

The Company assessed the recoverability of the investment in MeiraGTx as of June 30, 2016 and December 31, 2015 and identified no events or changes in circumstances that may have a significant adverse impact on the fair value of this investment. From April 2015 through December 31, 2015 the Company recorded a loss on investment of $2.8 million and retained a 44.4% ownership in MeiraGTx at December 31, 2015. For the six months ended June 30, 2016 and 2015, the Company recorded its share of MeiraGTx’s net loss of $10.5 million and $0.6 million, respectively, inclusive of adjustments related to MeiraGTx’s 2015 financial statements that resulted in the Company recording a loss on equity method investment of $3.2 million during the three months ended March 31, 2016 and $1.9 million during the three months ended June 30, 2016. For the three months ended June 30, 2016 and 2015, the Company recorded its share of MeiraGTx’s net loss of $5.8 million and $0.6 million, respectively The Company maintains a 38.7% ownership in MeiraGTx as of June 30, 2016. The Company’s maximum exposure associated with MeiraGTx is limited to its initial investment of $24.0 million.

Chiromics

On November 18, 2011 the Company entered into a non‑exclusive, royalty free license agreement with Chiromics Pharmaceuticals, Inc. (“Chiromics”) for access to two chemical compound libraries for the research, discovery and development of biological and/or pharmaceutical products. The Company was required to pay $200,000 upon execution of the agreement and $150,000 following the delivery of each of the chemical compounds included within the related library. The Company is additionally required to make quarterly payments of $200,000 for the eight quarters following delivery of all compounds; such payments were expensed to reseach and development expense in those quarters. The payable balance associated with these agreements is $500,000 at June 30, 2016 and December 31, 2015.

Concordia

On December 16, 2011, the Company purchased certain intellectual property rights and associated contractual rights and obligations from Concordia Pharmaceuticals, Inc. (“Concordia”) for $500,000. In May 2016, the Company entered into a mutual termination agreement with Concordia. All rights and licenses granted under the agreement were immediately terminated and reverted to the party granting such rights.

EffRx

On March 12, 2014 the Company entered into a development and license agreement with EffRx Pharmaceuticals S.A. (“EffRx”) for the development of effervescent formulations of certain pharmaceutical products. This agreement was mutually terminated on April 6, 2016.

Zydus

In June 2008, the Company entered into an asset purchase agreement with Zydus Pharmaceuticals USA, Inc. and Cadila Healthcare Limited where the Company purchased all of Zydus’ rights, title and interest to high dosages of ribavirin. Under the terms of the agreement, the Company paid a one‑time purchase price of $1.1 million. The Company is required to pay a royalty based on net sales of products in the low twenty percents, subject to specified reductions and offsets.

In June 2008, the Company also entered into a non‑exclusive patent license agreement with Zydus, under which Zydus granted to the Company a non‑exclusive, royalty free, fully paid up, non‑transferable license under certain Zydus patent rights related to ribavirin. This agreement will expire upon the expiration or termination of a specific licensed patent. Either party may terminate the agreement for any material breach by the other party that is not cured within a specified time period or upon the bankruptcy or insolvency of the other party.

The Company recorded royalty expense of $0.8 million and $1.4 million for the six months ended June 30, 2016 and 2015, respectively, and $0.4 million and $0.8 million for the three months ended June 30, 2016 and 2015, respectively.

Jinghua

In November 2015, the Company entered into a license agreement with Jinghua. Under this agreement, the Company granted to Jinghua an exclusive, royalty‑bearing, sublicensable license under certain of its intellectual property and know‑how to use, develop, manufacture, and commercialize certain monoclonal antibodies in China, Hong Kong, Macau and Taiwan.

In partial consideration for the rights granted to Jinghua under the agreement, the Company received an upfront payment of $10.0 million in the form of an equity investment in Class E redeemable convertible units of the Company. The Company is eligible to receive from Jinghua a royalty equal to a percentage of net sales of product in the territory in the low ten percents. In addition to such payments, the Company is eligible to receive milestone payments for the achievement of certain development milestones, totaling up to $40.0 million. The Company earned a $2.0 million milestone payment in March 2016, which was recorded as license and other revenue during the six months ended June 30, 2016. The Company is also eligible to receive a portion of sublicensing revenue from Jinghua ranging from the low ten percents to the low thirty percents based on the development stage of a product.  No such revenue was earned during the three and six months ended June 30, 2016 and 2015.

The Company’s agreement with Jinghua will continue on a product‑by‑product and country‑by‑country basis until the later of ten years after the first commercial sale of the product in such country or the date on which there is no longer a valid claim covering the licensed antibody contained in the product in such country. Either party may terminate the agreement for any material breach by the other party that is not cured within a specified time period or upon the bankruptcy or insolvency of the other party.

Camber Pharmaceuticals, Inc.

Tetrabenazine

In February 2016, the Company entered into a supply and distribution agreement with Camber Pharmaceuticals, Inc. (“Camber”) for the purposes of marketing, selling and distributing tetrabenazine, a medicine that is used to treat the involuntary movements (chorea) of Huntington’s disease. The initial term of the agreement is twelve months. Under the agreement, the Company will obtain commercial supplies of tetrabenazine and will distribute tetrabenazine through its existing sales force and commercial network. The Company will pay Camber a contracted price for supply of tetrabenazine and will retain 100% of the revenue generated from the sale of tetrabenazine. The Company recognized revenue of $0.1 million during each of the three and six months ended June 30, 2016.  No revenue was generated from sales of tetrabenazine in 2015.

Valganciclovir

In May 2016, the Company amended its agreement with Camber to include the marketing, selling and distributing of valganciclovir, a medicine that is used for the treatment of cytomegalovirus (CMV) retinitis, a viral inflammation of the retina of the eye, in patients with acquired immunodeficiency syndrome (AIDS) and for the prevention of CMV disease, a common viral infection complicating solid organ transplants, in kidney, heart and kidney pancreas transplant patients. The Company will pay Camber a contracted price for supply of valganciclovir and will retain 100% of the revenue generated from the sale of valganciclovir. The Company recognized revenue of $0.2 million during each of the three and six months ended June 30, 2016. No revenue was generated from sales of valganciclovir in 2015.

Abacavir, Entecavir, Lamivudine, Lamivudine (HBV) and Lamivudine and Zidovudine.

In August 2016, the Company amended its agreement with Camber to include the marketing, selling and distributing of Abacavir tablets, USP, a medicine that is used in combination with other antiretroviral agents for the treatment of human immunodeficiency virus type-1 (HIV-1) infection; Entecavir, a medicine that is used for the treatment of chronic hepatitis B virus (HBV) infection in adults with evidence of active viral replication and either evidence of persistent elevations in serum aminotransferases (ALT or AST) or histologically active disease; Lamivudine tablets, a nucleoside analogue medicine used in combination with other antiretroviral agents for the treatment of human immunodeficiency virus (HIV-1) infection; Lamivudine tablets (HBV), a medicine that is used for the treatment of chronic hepatitis B virus (HBV) infection associated with evidence of hepatitis B viral replication and active liver inflammation; and Lamivudine and Zidovudine tablets, USP, a combination of two nucleoside analogue medicines, used in combination with other antiretrovirals for the treatment of human immunodeficiency virus type 1 (HIV-1) infection.  The Company will pay Camber a contracted price for supply of these products and will retain 100% of the revenue generated from the sale of these products.

10. Unit‑based Compensation

2011 Equity Incentive Plan—Options

The 2011 Equity Incentive Plan was adopted in July 2011. Under this plan, the Board of Managers may grant unit‑based awards to employees, officers, directors, managers, consultants and advisors. The plan was amended on November 7, 2013 to authorize the grant of an amount of options to purchase Class A units equal to 7.5% of the outstanding class A units calculated on a fully diluted basis. As of June 30, 2016 and December 31, 2015 the number of additional units available for grant was 4,509,798 and 2,715,099, respectively. The Board of Managers has the authority, in its discretion, to determine the terms and conditions of any option grant, including the vesting schedule.

All options outstanding as of June 30, 2016 and December 31, 2015 will vest ratably through 2018. Total unrecognized compensation expense related to unvested unit options granted under the Company’s unit‑based compensation plan was $13.9 million and $18.6 million at June 30, 2016 and December 31, 2015, respectively. That expense is expected to be recognized over a weighted average period of 1.7 years and 2.1 years as of June 30, 2016 and December 31, 2015, respectively. The Company recorded unit‑based option compensation expense under the 2011 Equity Incentive Plan of $5.9 million and $3.4 million for the six months ended June 30, 2016 and 2015, respectively, and $2.9 million and $1.1 million for the three months ended June 30, 2016 and 2015, respectively.

In January 2015, the compensation committee of our board of managers approved the amendments of all outstanding option awards under the 2011 Equity Incentive Plan that have an exercise price above $6.00 per unit to adjust the exercise price per unit to $6.00 per unit (Note 3), the estimated fair value of the Company’s Class A membership units as of October 31, 2014. The awarded options have the same vesting schedule as the original award. The amendment to the option awards resulted in a modification charge of $1.1 million, of which $668,000 was expensed immediately during the first quarter of 2015 and the remaining amount will be recognized over the vesting periods of each award. These vesting periods range from one to two years.

The following table summarizes information about unit options outstanding at June 30, 2016 and December 31, 2015:

	Options Outstanding				Options Exercisable
	Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)	Units	Weighted Average Exercise Price
Balance, December 31, 2014	4,596,962	$8.00	8.63	$—	1,731,137	$7.77
Granted	7,506,583	5.70
Exercised	(5,011)	6.00
Forfeited	(1,142,931)	6.00
Balance, December 31, 2015	10,955,603	$5.80	8.72	$—	2,475,031	$5.85
Granted	—	—
Exercised	(7,200)	5.60
Forfeited	(311,620)	5.69
Balance, June 30, 2016	10,636,783	$5.80	8.33	$—	2,710,776	$5.80

The aggregate intrinsic value in the table above represents the total pre‑tax intrinsic value calculated as the difference between the fair value of the Company’s Class A membership units at June 30, 2016 ($5.00 per unit; Note 3) and the exercise price, multiplied by the related in‑the‑money options that would have been received by the option holders had they exercised their options at the end of the fiscal year. This amount changes based on the fair value of the Company’s membership units. There were 7,200 options exercised during the first six months of 2016 that were not in‑the‑money. There were 5,011 options exercised during 2015 that were in‑the‑money, with an aggregate intrinsic value at time of exercise of $4,800.

No options were granted during the first six months of 2016. The weighted‑average fair value of the stock option awards granted to employees, officers, directors, and advisors was $3.18 in 2015 and was estimated at the date of grant using the Black‑Scholes option‑pricing model and the assumptions noted in the following table:

2015
Weighted average fair value of grants	$3.18
Expected volatility	77.23% - 93.85%
Risk-free interest rate	1.54% - 1.93%
Expected life	5.2 - 6.0 years
Expected dividend yield	0%

In December 2014, the Board of Managers approved an option grant to the Chief Executive Officer with an exercise price of $6.00 to purchase a number of units equal to 5% of the total issued and outstanding units of the Company (after, in the event of an IPO, giving effect to the exercise and conversion of certain exercisable and convertible securities and after giving effect to consummating the IPO) calculated on the earliest to occur of 1) a sale of the Company, 2) the date on which the Company consummates an IPO and 3) the date the key employee ceases to be a service provider to the Company. This option grant was issued in March 2015 when the terms of the agreement were finalized. Since the grant was contingent on a liquidity event, a grant date had not been established and therefore no compensation expense was initially recorded.

In December 2015, the option agreement entered into with the Company’s Chief Executive Officer was replaced in its entirety by an option agreement dated December 31, 2015 so that the number of units is set to 5,000,000 unit options valued at $15.2 million which will be recognized as compensation expense over the vesting term. These units under this option agreement were issued outside of the 2011 Equity Incentive Plan. The Company expensed $2.1 million and $5.1 million during the first six months of 2016 and fourth quarter of 2015, respectively, and the remaining amount will be recognized ratably through August 2017. The options vest 1/3 at the grant date, 1/3 in August 2016 and 1/3 in August 2017. While the awards vest over this term they are not exercisable until the occurrence of the Calculation Date. The Calculation Date is defined as the earliest to occur of 1) a sale of the Company (as defined in the Company’s second amended and restated limited liability company agreement dated as of June 27, 2014), 2) the date on which the Company consummates an IPO and 3) the date the key employee ceases to be a service provider to the Company.

2014 Long‑term Incentive Plan (“LTIP”)

The LTIP was adopted in May 2014 and amended in December 2014. Under the LTIP, the Board of Managers may grant up to 10% of the equity value of the Company including the following types of awards:

•

Equity Appreciation Rights Units (“EAR units”) whereby the holder would possess the right to a payment equal to the appreciation in value of the designated underlying equity from the grant date to the determination date. Such value is calculated as the product of the excess of the fair market value on the determination date of one EAR unit over the base price specified in the grant agreement and the number of EAR units specified by the award, or, when applicable, the portion thereof which is exercised.

•

Performance Awards which become payable on the attainment of one or more performance goals established by the Plan Administrator. No performance period shall end prior to an IPO or Change in Control (the “Determination Date”).

The Board of Managers has the authority, at its discretion, to determine the terms and conditions of any LTIP grant, including vesting schedule.

Certain key employees were granted a total of 1,250 EAR units and 8,500 EAR units with a base price of $6.00/unit, expiring 10 years from the grant date (the “Award”) during 2015 and 2014, respectively. Each unit entitles the holder to a payment amount equal to 0.001% of the fair market value of all of the outstanding equity in the Company on a fully diluted basis assuming the exercise of all derivative securities as of the Determination Date. The number of EAR units shall be adjusted to equal a certain percentage of the Company’s outstanding common equity securities determined on the first trading date following the Determination Date.

The EAR units vest based on the earlier of (a) the expiration date if an IPO is consummated on or before that date or (b) the date of a change in control that occurs after the submission date of a Form S‑1 registration statement to the SEC but prior to the expiration date. The EAR units also vest upon achieving certain predetermined stock price targets subject to continuing service through the date of the Form S‑1 submission. The payment amount with respect to the holder’s EAR units will be determined using the fair market value of the common stock on the trading date immediately preceding the settlement date. Each payment under the Award will be made in a lump sum and is considered a separate payment. The Company reserves the right to make payment in the form of common stock following the consummation of an IPO or in connection with a change in control, subject to the terms of the LTIP. Any settlement in the form of common stock will be limited to a maximum share allocation. The holder has no right to demand a particular form of payment.

A total of 9,750 units were granted under the LTIP at June 30, 2016 and December 31, 2015. The liability and associated compensation expense for this award will not be recognized until an IPO or change of control is consummated. No compensation expense has been recorded under the LTIP through June 30, 2016 and December 31, 2015.

Warrants

The following table summarizes information about warrants outstanding at June 30, 2016 and December 31, 2015:

	Warrants	Weighted Average Exercise Price
Balance, December 31, 2015	4,620,139	$11.10
Granted	—	—
Exercised	—	—
Forfeited	—	—
Balance, June 30, 2016	4,620,139	$11.10

As of June 30, 2016 and December 31, 2015, 2,287,948 warrants have an exercise price of (i) $9.50 until the IPO and (ii) from and after the IPO, the lesser of (x) $9.50 and (y) 85% of the per Class A Unit price in such IPO. The table above reflects an exercise price of $9.50 per unit.

In conjunction with 2015 Credit Agreement, warrants to purchase $6.3 million of Class A units were issued to two lenders, which are not reflected in the table above as the number of warrants to be issued is not determinable.

11. Short‑term Accrued Expenses

Short‑term accrued expenses as of June 30, 2016 and December 31, 2015 include the following (in thousands):

	June 30,	December 31,
	2016	2015
Commission payable	$2,695	$2,820
Accrued bonus	369	362
Severance	1,266	578
Other compensation and benefits	1,458	956
Financing/Offering Costs	1,402	1,250
Threatened litigation	—	10,377
Royalty arrangements	3,419	2,777
Other	2,788	3,100
Total Accrued Expenses	$13,397	$22,220

Commission Payable

In November 2015, the Company entered into an agreement with a lender whereby the Company borrowed $15.0 million under the Second‑Lien Convert and incurred a $600,000 commission fee with a third party, which was accrued for at December 31, 2015, of which $300,000 is payable in cash and was still accrued for at June 30, 2016 and $300,000 is payable in Class A units with a fair value of $125,000, which was settled through the issuance of 25,000 Class A units in February 2016.

During 2015, the Company raised $873,000 in gross proceeds, $833,000 net of $40,000 in transaction costs, through the issuance of 75,875 Class E redeemable convertible units. As of June 30, 2016 and December 31, 2015, $40,000 remains in accrued liabilities relating to commissions to third parties for Class E redeemable convertible raises during 2015.

During 2014, the Company raised $39.5 million in gross proceeds, $36.4 million net of $3.1 million in transaction costs, through the issuance of 3,438,984 Class E redeemable convertible units. Of the $3.1 million in transaction costs, $2.4 million remains in accrued liabilities as of June 30, 2016 and December 31, 2015 relating to commissions to third parties for Class E redeemable convertible raises during 2014.

Accrued Bonus

Accrued bonus balances represent anticipated bonus compensation to be paid to employees resulting from past services performed.

Severance

Severance balances represent contractual compensation to be paid to former employees, a significant portion of which relates to the separation agreement with Dr. Samuel D. Waksal. Effective as of February 8, 2016, Dr. Samuel D. Waksal resigned from all positions with the Company and is no longer employed by the Company in any capacity. As of June 30, 2016, accrued severance payments payable to Dr. Samuel D. Waksal totaled $2.7 million, of which $1.0 million is recorded as accrued expense and $1.7 million is recorded as other long‑term liabilities. The separation agreement with Dr. Samuel D. Waksal contains certain supplement conditional payments, none of which have been met at June 30, 2016. The Company has not recorded any expense related to these conditional payments at June 30, 2016 and will continue to evaluate the probability of these conditional payments.

Separation Agreement with Dr. Samuel D. Waksal

Dr. Samuel D. Waksal founded our company in October 2010 and, until August 2014, was the chairman of the Company’s board of managers and the Company’s Chief Executive Officer. In August 2014, he stepped down as the Company’s Chief Executive Officer and became the Company’s Chief of Innovation, Science and Strategy. In July 2015, Dr. Samuel D. Waksal resigned as chairman of the Company’s board of managers.

Effective as of February 8, 2016, Dr. Samuel D. Waksal resigned from all positions with the Company and is no longer employed by the Company in any capacity. The Company does not intend for Dr. Samuel D. Waksal to become an employee, provide any ongoing consulting services or rejoin the Board of Directors.

In connection with his resignation, the Company entered into a separation agreement with Dr. Samuel D. Waksal terminating his employment with the Company and providing that he shall perform no further paid or unpaid services for the Company whether as employee, consultant, contractor or any other service provider. The principal provisions of the separation agreement are summarized below.

Severance and Other Payments

The Company has agreed to make a series of payments (all subject to withholding taxes) to Dr. Samuel D. Waksal, some of which are contingent, structured as follows:

•a  $3.0 million severance payment, of which the first $1.0 million will be payable during the first year after February 8, 2016, with the remaining $2.0 million to be payable during the two years commencing with the first anniversary of the start of payments of the first $1.0 million. Severance expense totaling $3.1 million, including the cost of Company‑paid medical benefits, was recorded during the first quarter of 2016 as these payments are probable and estimable;

•supplemental conditional payments of up to $6.75 million in the aggregate that are payable in 2017 ($2.25 million), 2018 ($2.25 million) and 2019 ($2.25 million) if specified benchmarks related to the valuation of the Company implied by the public offering price in the IPO, the net proceeds to the Company from the IPO and the Company’s equity market capitalization on specified dates are achieved and subject to the Company having cash and cash equivalents less payables of $50 million or more on the dates when the Company makes those payments. These conditional payments, although estimable, are not probable at June 30, 2016 as the Company is not able to determine if or when these benchmarks related to the valuation of the Company will be achieved. The Company has not recorded any expense related to these conditional payments at June 30, 2016 and will continue to evaluate the probability of these conditional payments;

•an amount equal to five percent (up to a maximum of $15 million) of any cash received by the Company or guaranteed cash payments (as defined) payable to the Company pursuant to the first three business development programs that the Company enters into on or before February 8, 2019 to research, develop, market or commercialize the Company’s ROCK2 program or the Company’s immuno‑oncology program. For purposes of the separation agreement, ROCK2 program is defined to mean pathways involving ROCK2 or other pathways effecting autoimmunity, fibrosis, cancer or neurodegenerative diseases; immunooncology program is defined to mean antibodies or small molecules involved in inducing the immune system to make an anti‑tumor response; and guaranteed cash payments is defined to mean payments to the Company of cash contractually provided for pursuant to an agreement entered into by the Company with respect to a business development program, which payments are not subject to the Company’s meeting any milestones or thresholds. If the aggregate cash and guaranteed cash payments received by the Company pursuant to any business development program exceed $800 million before the completion of the IPO, the equity market capitalization requirements that must be met for Dr. Waksal to earn the supplemental payments of up to $6.75 million described above shall be deemed fulfilled, regardless of the Company’s equity market capitalization at the applicable time. These conditional payments are not estimable or probable at June 30, 2016 as the Company is not able to determine if or when the Company will enter into these business development programs. The Company has not recorded any expense related to these conditional payments at June 30, 2016 and will continue to evaluate the probability of these conditional payments.

LTIP Award

With regard to the award of 5,000 EAR units granted to Dr. Samuel D. Waksal in December 2014, the separation agreement provides that:

•by virtue of his separation from the Company, Dr. Waksal acknowledges that he is no longer entitled to vesting at December 16, 2024 based on the occurrence of an initial public offering on or before that date and continued service through that date;

•the service component included in the vesting condition related to the occurrence of a change of control after an initial public offering but before December 16, 2024 is now satisfied;

•the service component included in the vesting condition related to the occurrence of a 333% increase in the fair market value of each EAR unit from the $6.00 grant price per unit before December 16, 2024 is now satisfied; and

•Dr. Waksal’s EAR units shall not be subject to forfeiture, termination or recapture payment for violation of the restrictive covenants contained in the 2014 LTIP.

The liability and associated compensation expense for this award will not be recognized until an IPO or change of control is consummated. No compensation expense has been recorded under the LTIP award through June 30, 2016.

Lock‑up Agreement

Dr. Samuel D. Waksal has agreed to enter into a 180‑day lock‑up agreement in connection with the IPO. If requested by the managing underwriters in any subsequent offering at the time of which Dr. Waksal owns five percent or more the Company’s common stock, he will enter into a lock‑up agreement for a period not to exceed 90 days and in the form customarily requested by the managing underwriters for that offering (subject to mutually agreed exceptions), so long as other equityholders enter into substantially similar lock‑up agreements. If any of our equityholders that signs a lock‑up agreement is released from its provisions by the managing underwriters, Dr. Waksal will also be released from his lock‑up agreement.

Covenants

The separation agreement contains customary non‑solicitation, non‑competition and non‑disparagement provisions that continue in effect until February 8, 2019. In addition, Dr. Samuel D. Waksal agrees to make himself available, at the Company’s expense, to assist the Company in protecting its ownership of intellectual property and in accessing his knowledge of scientific and/or research and development efforts undertaken during his employment with the Company.

Releases

The separation agreement provides for mutual releases by the parties and related persons of all claims arising out of Dr. Samuel D. Waksal’s relationship with the Company as employee, founder, investor, member, owner, member or Chairman of the Board, Chief Executive Officer, or officer.

Financing Costs

As consideration for the amendment to the Company’s 2013 convertible debt, if a qualified IPO, defined as a public offering of the Company’s equity interests with gross proceeds to the Company of at least $75.0 million, has not been completed on or prior to March 31, 2016, the Company agreed to pay an amendment fee equal to $1.3 million to be allocated among the lenders. This fee was accrued at December 31, 2015, and subsequently paid in April 2016 through the issuance of 108,696 Class E redeemable convertible units, as the Company did not complete a qualified IPO by March 31, 2016.

Threatened Litigation

During 2015, the Company received a demand for the issuance of additional equity under a letter agreement with Falcon Flight LLC that was entered into in November 2014. In June 2016, the Company entered into an agreement with Falcon Flight LLC and one of its affiliates in connection with a settlement of certain claims alleging breaches of a letter agreement between the Company and Falcon Flight LLC relating to a prior investment by Falcon Flight LLC and its affiliate in the Company’s securities, which letter agreement was amended and restated as part of this settlement, which the Company refers to as the Falcon Flight Agreement. Subject to certain terms and conditions contained therein, the Falcon Flight Agreement provides Falcon Flight LLC and its affiliate with certain information rights, consent rights, and anti‑dilution protections including the issuance of 1,061,741 additional Class E redeemable convertible membership units with a conversion price equal to any down‑round price and a right to designate a member of the Company’s board of managers or observer, among other rights. The aforementioned rights will terminate upon the closing of the IPO, except for indemnification of Falcon Flight LLC’s board designee or observer, which survives termination. In addition, the Company agreed to provide Falcon Flight LLC with most favored nation rights which will terminate upon the closing of the IPO and pay $800,000 in cash to Falcon Flight LLC. The Company recorded an estimate for this settlement of approximately $10.4 million in September 2015 and recorded an additional expense of $2.6 million in June 2016 based on the excess of the fair value of this settlement over the $10.4 million previously expensed in 2015.

Royalty Arrangements

The Company has contracts with third parties, which require the Company to make royalty payments based on the sales revenue of the products specified in the contract. The Company records royalty expense as the associated sales are recognized, and classifies such amounts as selling, general and administrative expenses in the accompanying consolidated statements of operations. Royalty payable was $3.4 million and $2.8 million at June 30, 2016 and December 31, 2015, respectively. These royalties are generally paid quarterly. Royalty expense was $0.8 million and $1.4 million for the six months ended June 30, 2016 and 2015, respectively, and $0.4 million and $0.8 million for the three months ended June 30, 2016 and 2015, respectively. Approximately $2.9 million and $2.0 million at June 30, 2016 and December 31, 2015, respectively, of the royalty payable is the prepaid royalty that will have to be refunded to the Company’s commercial partner (Note 5).

12. Commitments

Lease Commitments

The Company has three primary operating locations which are occupied under long‑term leasing arrangements. In October 2010, Kadmon Corporation entered into a corporate headquarters and laboratory lease in New York, New York, expiring in February 2021 and opened a secured letter of credit with a third party financial institution in lieu of a security deposit for $2.0 million. Since inception there have been four amendments to this lease agreement, which have altered office and laboratory capacity and extended the lease term through October 2024. Rental expense for this lease amounted to $2.3 million for each of the six months ended June 30, 2016 and 2015 and $1.1 million for each of the three months ended June 30, 2016 and 2015. During future years, the base rent amount associated with these premises will increase 3.5% annually. The Company has the ability to extend portions of the lease on the same terms and conditions as the current lease, except that the base rent will be adjusted to the fair market rental rate for the building based on the rental rate for comparable space in the building at the time of extension.

The Company is party to an operating lease in Warrendale, Pennsylvania (Kadmon Pharmaceuticals headquarters and distribution center), which expires on September 30, 2019, with a five‑year renewal option. Rental payments under the renewal period will be at market rates determined from the average rentals of similar tenants in the same industrial park. Rental expense for this lease was $286,000 and $317,000 for the six months ended June 30, 2016 and 2015, respectively, and $143,000 and $158,000 for the three months ended June 30, 2016 and 2015, respectively.

In August 2015, the Company entered into an office lease agreement in Cambridge, MA (the Company’s new clinical office) effective January 2016 and expiring in April 2023. The Company opened a secured letter of credit with a third party financial institution in lieu of a security deposit for $91,000. Rental expense for this lease was $85,000 and $172,000 for the three and six months ended June 30, 2016, respectively. No rent expense was incurred for this lease during the six months ended June 30, 2015.

Future minimum rental payments under noncancellable leases are as follows (in thousands) as of June 30, 2016:

Year ending December 31,	Amount
2016	$2,877
2017	5,688
2018	5,800
2019	5,801
2020	5,449
Thereafter	22,020
Total	$47,635

Licensing Commitments

The Company has entered into several license agreements for products currently under development (Note 9). Firm payment commitments under those agreements are as follows (in thousands) as of June 30, 2016:

Year ending December 31,	Amount
2016	$130
2017	183
2018	172
2019	87
2020	60
Thereafter	60
Total	$692

The Company may be obligated in future periods to make additional payments, which would become due and payable only upon the achievement of certain research and development, regulatory, and approval milestones. The specific timing of such milestones cannot be predicted and depends upon future discretionary clinical developments as well as regulatory agency actions which cannot be predicted with certainty (including action which may never occur). These additional contingent milestone payments aggregate to $431.4 million. Any payments made prior to FDA approval will be expensed as research and development. Payments made after FDA approval will be capitalized.

Further, under the terms of certain licensing agreements, the Company may be obligated to pay commercial milestones contingent upon the realization of sales revenues and sublicense revenues. Due to the long‑range nature of such commercial milestones, they are neither probable at this time nor predictable, and consequently are not included in the additional contingent milestone payment amount.

Employment Agreements

Two former employees of the Company received $1.25 million each upon the consummation of the IPO, which the Company settled through the issuance of an aggregate of 208,334 shares of its common stock on August 1, 2016. The amount of compensation due to another former employee as a result of this event is contingent upon the valuation of the Company at the time of the transaction, which was not achieved upon consummation of the IPO on August 1, 2016. Certain employment agreements also provide for routine severance compensation. The Company has recorded a liability for such agreements of $2.9 million, which is primarily attributable to the severance expense recognized in connection with the resignation of Dr. Samuel D. Waksal, and $0.6 million at June 30, 2016 and December 31, 2015, respectively (Note 11).

13. Contingencies

The Company is subject to various legal proceedings that arise from time to time in the ordinary course of its business. Although the Company believes that the various proceedings brought against it, are without merit, and that it has adequate product liability and other insurance to cover any claims, litigation is subject to many factors which are difficult to predict and there can be no assurance that the Company will not incur material costs in the resolution of legal matters. Should the Company determine that any future obligations will exist, the Company will record expense equal to the amount which is deemed probable and estimable.

Legal Proceedings

The Rosenfeld Litigation

In 2014, Steven Rosenfeld commenced a lawsuit in the New York State Supreme Court, for the county of New York, against Joel Schreiber, Samuel D. Waksal and certain Kadmon entities alleging that he and co-defendant Schreiber were engaged to raise funds for a new venture involving Kadmon. Rosenfeld alleges that he was responsible for raising funds but that he was not compensated. The parties are proceeding in discovery. The Company believes that the claims have no merit and intends to vigorously defend this action.

The Belesis Litigation

In 2015, Anastasios Thomas Belesis and ATB Holding Company, LLC filed a lawsuit in the U.S. District Court for the Southern District of New York against the Company, our subsidiaries, Samuel D. Waksal and Steven N. Gordon alleging that they are owed equity or a monetary amount for services allegedly performed. The lawsuit asserts 12 claims, ranging from federal securities fraud to breach of contract and a variety of other common law causes of action. The Company filed a motion to dismiss in September 2015. Oral arguments have not yet been scheduled. The Company believes that the claims have no merit and intend to vigorously defend this action.

14. Related Party Transactions

As of June 30, 2016 and December 31, 2015 Kadmon I holds approximately 66% of the total outstanding Class A membership units of Kadmon Holdings (Note 3). The sole manager of Kadmon I is an executive officer of the Company. Kadmon I has no special rights or preferences in connection with its investment into Kadmon Holdings, and has the same rights as all other holders of Kadmon Holdings Class A membership units.

In October 2011, Dr. Samuel D. Waksal, a former employee of the Company, issued an equity instrument for which the underlying value is based on Class A membership units and is redeemable for cash upon the occurrence of a liquidity event. The liability was recorded based on fair value of the instrument on the issuance date and is subsequently marked to market using a Black‑Scholes calculation. The total liability for this instrument was $0 and $69,000 at June 30, 2016 and December 31, 2015, respectively (Note 7).

During 2014 the Chief Executive Officer and member, a family member of the Chief Executive Officer and member and an executive officer provided the Company with short‑term, interest‑free loans to meet operating obligations. During this time the maximum amount which was outstanding in the aggregate was $3.5 million and was recorded as a related party loan on the Company’s balance sheet. The $500,000 related party loan with a family member of the Chief Executive Officer and member was settled in January 2015 through the issuance of 43,478 Class E redeemable convertible units. As of June 30, 2016 and December 31, 2015, the $3.0 million related party loan with the Chief Executive Officer and member is still outstanding and is expected to be settled during the third quarter of 2016.

In April 2015, the Company executed several agreements which transferred the Company’s ownership of KGT to MeiraGTx, a wholly‑owned subsidiary of the Company. The execution of all these agreements resulted in a 48% ownership in MeiraGTx by the Company, or a $24.0 million equity investment at the time of the initial transaction (Note 9).

In July and August 2015, a family member of the Chief Executive Officer and member provided the Company with interest‑free loans totaling $2.0 million. The loans were repaid in full in August 2015.

In June 2016, the Company entered into an agreement with 72 KDMN Investments, LLC whereby the Company agreed to extend certain rights to 72 KDMN Investments, LLC which shall survive closing of the IPO, including board of director designation rights and confidentiality rights, subject to standard exceptions. In addition, the Company agreed to provide 72 KDMN Investments, LLC with most favored nation rights which will terminate upon the closing of the IPO.

15. Income Taxes

The Company files a consolidated tax return for Kadmon Holdings, LLC and its domestic subsidiaries and the required information returns for its international subsidiaries, all of which are wholly owned. Where permitted, the Company files combined state returns, but in some instances separate company returns for certain subsidiaries on a stand‑alone basis are required.

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred tax assets relate primarily to its net operating loss carryforwards and other balance sheet basis differences. In accordance with ASC 740, “Income Taxes,” the Company recorded a valuation allowance to fully offset the gross deferred tax asset, because it is more likely than not that the Company will not realize future benefits associated with these deferred tax assets at June 30, 2016 and December 31, 2015. The change in deferred tax liability has been recognized as income tax benefit in the consolidated statements of operations for the three and six months ended June 30, 2016 and 2015.

16. Subsequent Events

Corporate Conversion, Initial Public Offering and Debt Conversion

On July 26, 2016, in connection with the pricing of the Company’s IPO, Kadmon Holdings, LLC filed a certificate of conversion, whereby Kadmon Holdings, LLC effected a corporate conversion from a Delaware limited liability company to a Delaware corporation and changed its name to Kadmon Holdings, Inc. In connection with this corporate conversion, the

Company filed a certificate of incorporation and adopted bylaws, all of which were previously approved by the Company’s board of managers and members. Pursuant to the Company’s certificate of incorporation, the Company is authorized to issue up to 200,000,000 shares of common stock $0.001 par value per share and 10,000,000 shares of preferred stock $0.001 par value per share. All references in the unaudited interim consolidated financial statements to the number of shares and per-share amounts of common stock have been retroactively restated to reflect this conversion.

On August 1, 2016, the Company completed its IPO whereby it sold 6,250,000 shares of common stock at $12.00 per share. The aggregate net proceeds received by the Company from the offering were $66.7 million, net of underwriting discounts and commissions of $5.3 million and offering expenses of $3.1 million. Upon the closing of the IPO 45,078,666 shares of common stock were outstanding, which includes 19,034,467 shares of common stock as a result of the conversion of the Company’s Senior Convertible Term Loan and Second Lien Convert (See Note 6). The shares began trading on the New York Stock Exchange on July 27, 2016 under the symbol “KDMN.”

Unit-based compensation

On July 13, 2016, the Compensation Committee of the Company’s Board of Managers approved the amendment of all outstanding option awards issued under the Company’s 2011 Equity Incentive Plan whereby, effective upon pricing of the Company’s IPO, the exercise price (on a post-Corporate Conversion, post-split basis) will be adjusted to equal the price per share of the Company’s common stock in the IPO. The amendment was made to the awards as the original exercise price will be substantially higher than the price of the Company’s common stock in the IPO as a result of changes in the Company’s capital structure to occur upon IPO. Options to purchase an aggregate of approximately 10.6 million shares of the Company’s Class A units will be modified. Following this modification, the previously granted options will have the same vesting schedule as the original award and are modified on a one-for-one basis. The modification will result in a $4.0 million charge, of which the incremental value of the previously vested portion of the awards totaling $1.8 million will be expensed immediately during the third quarter of 2016 and the remaining $2.2 million will be recognized over the remaining vesting periods of each award. These vesting periods range from one to three years.

On July 13, 2016, the Compensation Committee of the Company’s Board of Managers approved an option award for Dr. Harlan Waksal increasing the number of options (giving effect to the Corporate Conversion) subject to his original option grant. The number of shares subject to this option award shall equal the difference between the 5,000,000 options originally granted to Dr. Harlan Waksal and 5% of the Company’s outstanding common equity determined on a fully diluted basis on the IPO date, which amounted to 1,630,536 options. The effective date of the new option award will be the IPO date of July 26, 2016. The exercise price per share of common stock subject to the new incremental options awarded will be equal to the IPO price per share of common stock at the IPO date of $12.00. The option award will be subject to the same vesting schedule applicable to the original option grant such that all options awarded will vest on August 4, 2017. In consideration for the new option award, Dr. Waksal has committed to perform an additional year of service in connection with receipt of the additional option shares. In the event Dr. Waksal voluntarily terminates his employment prior to completion of this additional year of service, Dr. Waksal shall forfeit 25% of the additional options, or 25% of the aggregate additional option gain associated with the additional option shares in the event the options are exercised, as applicable. This modification will result in a $12.4 million charge, of which the incremental value of the previously vested portion of the awards totaling $8.3 million will be expensed during the third quarter of 2016 and the remaining amount of the unvested portion totaling $4.1 million will be recognized over the additional two years of service.

Legal Proceedings

On July 25, 2016, Kevin Glodek filed and served a Summons with Notice against Kadmon Holdings, LLC and Kadmon Holdings, Inc., for an amount of no less than $2.8 million with interest, plus costs and disbursements. The Company’s counsel demanded a complaint and that complaint was served and filed on September 6, 2016. In the complaint, Glodek alleges fraud, misrepresentation, breach of contract, breach of the implied covenant of good faith and fair dealing, and unjust enrichment, for amounts to be determined at trial, but in no event less than $4 million with interest, plus costs and disbursements. Glodek’s claims arise out of a 2015 settlement agreement, in which he released all claims he had against Kadmon Holdings, LLC and Kadmon Holdings, Inc. The Company continues to believe that the settlement agreement and releases are binding and that Glodek’s current claims have no merit.

In the 2014 Rosenfeld matter, a Third Amended Complaint was filed in or about August 2016 adding new corporate entities and adding an alleged breach of an exclusivity agreement.

The 2015 Belesis matter has been assigned to a Magistrate Judge for general pre-trial purposes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing in this Quarterly Report on Form 10-Q and those in our Final Prospectus. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business and related financing, includes forward‑looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in, or implied by, the forward‑looking statements contained in the following discussion and analysis.

Overview

We are a fully integrated biopharmaceutical company engaged in the discovery, development and commercialization of small molecules and biologics to address disease areas of significant unmet medical need. We are developing product candidates within autoimmune and fibrotic diseases, oncology and genetic diseases. We leverage our multi‑disciplinary research and clinical development team members, who prior to joining Kadmon had brought more than 15 drugs to market, to identify and pursue a diverse portfolio of novel product candidates, through in‑licensing products and employing our small molecule and biologics platforms. By retaining global commercial rights to our lead product candidates, we believe that we have the ability to progress these candidates ourselves while maintaining flexibility for commercial and licensing arrangements. We expect to continue to progress our clinical candidates and have further clinical trial events to report throughout 2016 and 2017.

Our operations to date have been focused on developing first‑in‑class innovative therapies for indications with significant unmet medical needs while leveraging our commercial infrastructure. We have never been profitable and had an accumulated deficit of $713.4 million at June 30, 2016, of which approximately $228.3 million relates to amortization and impairment losses on our Infergen and Ribasphere product rights that were acquired through our purchase of Three Rivers Pharmaceuticals, LLC in October 2010. Our net losses were $69.6 million and $30.5 million for the six months ended June 30, 2016 and 2015, respectively, and $36.7 million and $2.5 million for the three months ended June 30, 2016 and 2015, respectively. Although our commercial business generates revenue, we expect to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our development of, and seek regulatory approvals for, our additional product candidates, hire additional personnel and initiate commercialization of approved products. We anticipate that our expenses will increase substantially if, or as, we:

•	invest significantly to further develop our most advanced product candidates, including KD025, tesevatinib and KD034;
•	initiate additional clinical trials and preclinical studies for our other product candidates;
•	seek regulatory approval for our product candidates that successfully complete clinical trials;
•	continue to invest in our ROCK2 inhibitor and other research platforms;
•	seek to identify additional product candidates;
•	scale up our sales, marketing and distribution infrastructure and product sourcing capabilities;
•	acquire or in‑license other product candidates and technologies;
•	scale up our operational, financial and management information systems and personnel, including personnel to support our product development;
•	make milestone or other payments under any in‑license agreements;
•	maintain, expand and protect our intellectual property portfolio; or
•	operate as a public company.

On July 26, 2016, prior to the closing of our initial public offering, or IPO, we completed a corporate conversion transaction whereby we converted from a Delaware limited liability company into a Delaware corporation and changed our name to Kadmon Holdings, Inc., which we refer to herein as the “Corporate Conversion”. As required by the Second Amended and Restated Limited Liability Company Agreement of Kadmon Holdings, LLC, the Corporate Conversion was approved by our then board of managers. In connection with the Corporate Conversion, holders of our outstanding membership units received one share of common stock for every 6.5 membership units held immediately prior to the Corporate Conversion, and holders of options and warrants to purchase units became options and warrants to purchase one share of common stock for each unit underlying such options or warrants immediately prior to the Corporate Conversion, at the same aggregate exercise price in effect prior to the Corporate Conversion. See “Corporate Conversion” in the Final Prospectus.

Components of Statement of Operations

Revenue

Our revenue is substantially derived from sales of our portfolio of products, including our ribavirin portfolio of products. Revenue also includes the recognition of upfront licensing fees and milestone payments received primarily from our license agreement with AbbVie.

Cost of Sales

Cost of sales consists of product costs, including ingredient costs and costs of contract manufacturers for production, and shipping and handling of the products. Also included are costs related to quality release testing and stability testing of the products. Other costs included in cost of sales are packaging costs, warehousing costs and certain allocated costs related to management, facilities, and other expenses associated with supply chain logistics.

Research and development expenses

Research and development expenses and selling, general and administrative expenses have been revised to conform to the current presentation with regard to our change in method of allocating facility-related expenses to research and development expense. Research and development expenses consist primarily of costs incurred for the development of our product candidates, which include:

•	license fees related to the license and collaboration agreements;
•	research and development‑based employee‑related expenses, including salaries, benefits, travel and other compensation expenses;
•	expenses incurred under our agreements with contract research organizations, that conduct nonclinical and preclinical studies, and clinical sites and consultants that conduct our clinical trials;
•	costs associated with regulatory filings
•	costs of laboratory supplies and the acquisition, development and manufacture of preclinical and clinical study materials and study drugs; and
•	allocated facility-related expenses.

Our research and development expenses may vary substantially from period to period based on the timing of our research and development activities, including due to timing of initiation of clinical trials and enrollment of patients in clinical trials. We do not allocate personnel‑related costs, including stock‑based compensation, costs associated with broad technology platform improvements and other indirect costs to specific product candidates. We do not allocate these costs to specific product candidates because they are deployed across multiple overlapping projects under development, making it difficult to specifically and accurately allocate such costs to a particular product candidate.

The successful development of our product candidates is highly uncertain and subject to numerous risks including, but not limited to:

•	the scope, rate of progress and expense of our research and development activities;
•	clinical trial results;
•	the scope, terms and timing of regulatory approvals;
•	the expense of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights;

•	the cost, timing and our ability to acquire sufficient clinical and commercial supplies for any product candidates and products that we may develop; and/or
•	the risks disclosed in the section entitled “Risk Factors” in this Quarterly Report.

A change in the outcome of any of these variables could mean a significant change in the expenses and timing associated with the development of any product candidate.

Selling, general and administrative expenses

Selling, general and administrative expenses consist primarily of salaries and related costs for non‑research personnel, including stock‑based compensation and travel expenses for our employees in executive, operational, finance, legal, commercial, regulatory, pharmacovigilance and human resource functions. Other selling, general and administrative expenses include facility‑related costs, commercial royalty expense and director compensation, accounting and legal services, consulting costs and programs and marketing costs to support the commercial business.

Other income (expense)

Other income (expense) is comprised of interest income earned on cash and cash equivalents and restricted cash and interest expense on our outstanding indebtedness, including paid‑in‑kind interest on our convertible debt and non‑cash interest related to the write‑off and amortization of debt discount and deferred financing costs associated with our indebtedness. Gains and losses arising from changes in fair value of our financial instruments are recognized in other income (expense) in the consolidated statements of operations. Such financial instruments include a success fee and warrant liabilities for which the exercise price is contingent on our company’s per share price in a qualified public offering. The change in fair value is based upon the fair value of the underlying security at the end of each reporting period, as calculated using the Black‑Scholes option pricing model, in the case of the success fee, and a binomial model, in the case of the warrant liabilities.

In addition, we operate in currencies other than the U.S. dollar to fund research and development and commercial activities performed by various third‑party vendors. The translation of these currencies into U.S. dollars results in foreign currency gains or losses, depending on the change in value of these currencies against the U.S. dollar. These gains and losses are included in other income (expense).

Income taxes

We are a limited liability company but taxed as a C corporation for federal and state tax purposes. On July 26, 2016. we converted from a limited liability company to a Delaware corporation pursuant to a statutory conversion. At June 30, 2016 and December 31, 2015, we had a deferred tax liability of $1.3 million and a full valuation allowance for our deferred tax assets.

Critical Accounting Policies and Significant Judgments and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reporting amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to intangible assets and goodwill, derivative liabilities, unit‑based compensation and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Critical accounting policies

The Company’s significant accounting policies are disclosed in the audited financial statements for the year ended December 31, 2015 included in the Company’s final prospectus filed on July 27, 2016 with the SEC pursuant to the Securities Act.  Since the date of such financial statements, there have been no changes to the Company’s significant accounting policies, other than those detailed below.

Unit‑based compensation expense

Prior to our IPO, we were a privately held company with no active public market for our Class A membership units. Therefore, our management has estimated the fair value of our Class A membership units at various dates considering our most recently available third‑party valuations of Class A membership units and management’s assessment of additional objective and highly subjective factors that it believed were relevant. After the Corporate Conversion is completed and once a public trading market for shares of our common stock has been established in connection with the closing of our IPO, it will no longer be necessary for management to estimate the fair value of our equity in connection with our accounting for granted stock options. In the absence of a public trading market for shares of our common stock, we apply the fair value recognition provisions of FASB ASC Topic 718, “Compensation—Stock Compensation.” ASC 718 requires all unit‑based payments to employees and directors, including unit option grants and modifications to existing unit options, to be recognized in the statements of operations based on their fair values. We recognize compensation expense for the portion of the award that is ultimately expected to vest over the period during which the recipient renders the required services using the straight‑line, single option method.

As there has been no public market for our Class A membership units prior to our IPO, the estimated fair value of our Class A membership units has been determined contemporaneously by our board of managers utilizing independent third‑party valuations prepared in accordance with the guidance outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately‑Held Company Equity Securities Issued as Compensation, also known as the Practice Aid for financial reporting purposes. We performed contemporaneous valuations of our Class A membership units concurrently with the achievement of significant milestones or with major financing events as of October 31, 2014 ($6.00) and September 30, 2015 ($5.00). In conducting these valuation analyses, we considered all objective and subjective factors that we believed to be relevant for each valuation conducted, including:

•	recent equity financings and the related valuations;
•	industry information such as market size and growth;
•	market capitalization of comparable companies and the estimated value of transactions such companies have engaged in; and
•	macroeconomic conditions.

No options were granted during the first six months of 2016. The assumptions relating to the valuation of our unit options granted for the years ended December 31, 2015 are shown below.

2015
Weighted average fair value of grants	$3.18
Expected volatility	77.23% - 93.85%
Risk-free interest rate	1.54% - 1.93%
Expected life	5.2 - 6.0 years
Expected dividend yield	0%

The following table summarizes by grant date the number of units subject to options granted since January 1, 2015, the per share exercise price of the options, the fair value of common stock underlying the options on date of grant and the per unit estimated fair value of the options:

				Fair Value of
				Class A Units	Per Unit
	Number of Units	Per Unit		per Unit on	Estimated
	Subject to	Exercise Price		Date of	Fair Value
Grant Date	Options Granted	of Options		Option Grant	of Options
January 5, 2015	56,500	$6.00		$6.00	$4.46
January 12, 2015	1,250	$6.00		$6.00	$4.56
August 1, 2015	113,333	$6.00		$6.00	$4.32
December 31, 2015	5,000,000	$6.00	(1)	$5.00	$3.05
December 31, 2015	2,335,500	$5.00	(2)	$5.00	$3.37

_________________________

(1)

In December 2014, the board of managers approved an option grant to the Chief Executive Officer when the fair value of our Class A membership units was $6.00. The option grant was not issued until December 31, 2015, however, management determined that the exercise price should be the fair value of our Class A membership units when the grant was approved by the board of managers in December 2014 of $6.00 per unit.

(2)

At the time of the option grants on December 31, 2015, management determined that the fair value of our Class A membership units of $5.00 per unit calculated in the valuation as of September 30, 2015 reasonably reflected the per unit fair value of Class A membership units as of the grant date.

In January 2015, the compensation committee of the board of managers approved the amendments of all outstanding option awards under the 2011 Equity Incentive Plan that have an exercise price above $6.00 per unit to $6.00 per unit, the estimated fair value of our Class A membership units as of October 31, 2014. The awarded options have the same vesting schedule as the original award. The amendment to the option awards resulted in a modification charge of $1.1 million, of which $668,000 was expensed immediately during the first quarter of 2015 and the remaining amount is being recognized over the vesting periods of each award. These vesting periods range from one to two years.

A total of 9,750 units were granted under the LTIP at June 30, 2016 and December 31, 2015. The liability and associated compensation expense for this award will not be recognized until an IPO or change of control is consummated. No compensation expense has been recorded under the LTIP through June 30, 2016.

Recent Accounting Pronouncements

See Note 1 of the notes to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a summary of recently issued and adopted accounting pronouncements.

Results of Operations

Three and six months ended June 30, 2016 and 2015

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)
	(in thousands)		(in thousands)
Revenues
Net sales	$4,967	$7,304	$11,159	$13,774
License and other revenue	1,453	1,475	4,924	2,723
Total revenue	6,420	8,779	16,083	16,497
Cost of sales	880	879	1,965	1,838
Write‑down of inventory	2	821	137	926
Gross profit	5,538	7,079	13,981	13,733
Operating expenses:
Research and development	8,544	7,065	17,584	14,905
Selling, general and administrative	18,869	21,815	42,269	43,011
Gain on settlement of other milestone payable	—	—	(3,875)	—
Total operating expenses	27,413	28,880	55,978	57,916
Loss from operations	(21,875)	(21,801)	(41,997)	(44,183)
Other expense (income)	14,837	(19,276)	27,244	(13,650)
Income tax expense	—	—	315	—
Net loss	$(36,712)	$(2,525)	$(69,556)	$(30,533)

Revenues

Total revenue decreased by 27.3%, or approximately $2.4 million, from $8.8 million in the three months ended June 30, 2015 to $6.4 million for the three months ended June 30, 2016. The decrease in total revenue for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 was primarily attributable to the decline in sales of our ribavirin portfolio products. We recognized previously deferred revenue from our license and collaboration agreements amounting to $1.1 million for each of the three months ended June 30, 2016 and 2015. Service revenue from our affiliate MeiraGTx Limited, or MeiraGTx, was $0.3 million for the three months ended June 30, 2016 and 2015.

Total revenue decreased by 2.4%, or approximately $0.4 million, from $16.5 million in the six months ended June 30, 2015 to $16.1 million for the six months ended June 30, 2016.  The decrease in total revenue for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 was primarily attributable to the decline in sales of our ribavirin portfolio products. The decrease in total revenue for the six months ended June 30, 2016 was partially offset by a $2.0 million milestone payment earned pursuant to a license agreement entered into with Jinghua Pharmaceutical Group Co., Ltd., or Jinghua. to develop products using human monoclonal antibodies. We recognized previously deferred revenue from our license and collaboration agreements amounting to $2.2 million for each of the six months ended June 30, 2016 and 2015, respectively. Service revenue from our affiliate MeiraGTx was $0.6 million and $0.3 million for the six months ended June 30, 2016 and 2015.

Foreign product sales represented approximately 23.2% and 8.4% of total product sales for the six months ended June 30, 2016 and 2015, respectively, and 6.2% and 0.0% of total product sales for the three months ended June 30, 2016 and 2015, respectively, the majority of which were sales in Germany and Ireland.

Sales from our ribavirin portfolio continued to decline in 2016, from $7.3 million and $13.8 million for the three and six month periods ended June 30, 2015, respectively, to $5.0 million and $11.2 million for the three and six month periods ended June 30, 2016, respectively, as the treatment landscape for chronic HCV infection has rapidly evolved, with multiple ribavirin‑free treatment regimens, including novel direct‑acting antivirals, having entered the market and becoming the new standard of care. As a result, we expect sales of our ribavirin portfolio of products to continue to decline in 2016 and to contribute insignificantly to revenue in 2017 and beyond.

Cost of sales

Cost of sales was $0.9 million for the three months ended June 30, 2016 and 2015 and $2.0 million and $1.8 million for the six months ended June 30, 2016 and 2015, respectively, which relates primarily to sales of our ribavirin portfolio of products.

Write‑down of inventory

We recognized $0.8 million of inventory write‑downs during the three months ended June 30, 2015 and $0.1 million and $0.9 million of inventory write-downs during the six months ended June 30, 2016 and 2015, respectively, of our Ribasphere inventory based on our expectation that such inventory will not be sold prior to reaching its product expiration date.  We did not recognize any inventory write-downs during the three months ended June 30, 2016.

Research and development expenses

Research and development expenses increased by 21.2%, or approximately $1.5 million, to $8.5 million for the three months ended June 30, 2016 from $7.1 million for the three months ended June 30, 2015.  The increase in research and development expense for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015, was primarily related to unallocated internal and external costs of developing our product candidates across multiple projects.

Research and development expenses increased by 18.1%, or approximately $2.7 million, to $17.6 million for the six months ended June 30, 2016 from $14.9 million for the six months ended June 30, 2015.  The increase in research and development expense for the three and six months ended June 30, 2016 as compared to the three and six months ended June 30, 2015, was primarily related to unallocated internal and external costs of developing our product candidates across multiple projects.

In June 2016, research and development expenses, and selling, general and administrative expenses were revised to conform to the current presentation with regard to our change in method of allocating facility-related expenses to research and development expense to more accurately reflect the effort spent on research and development. For the three and six months ended June 30, 2016, we reclassified $1.1 million and $2.2 million, respectively, from selling, general and administrative expense to research and development expense. For the three and six months ended June 30, 2015, we reclassified $1.0 million and $1.9 million, respectively, from selling, general and administrative expense to research and development expense.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased by 13.3%, or approximately $2.9 million, to $18.9 million for the three months ended June 30, 2016 from $21.8 million for the three months ended June 30, 2015.  The decreases in selling, general and administrative expense is primarily related to a decrease in amortization of intangible assets of $4.0 million due to a change to proportional performance method of amortization starting October 1, 2015 and a decrease in advisory and consulting fees of $0.8 million resulting from the expiration of an advisory agreement entered into in April 2015, both of which are non-cash. These decrease were partially offset by an increase in legal expense of $2.7 million related to a legal settlement entered into during June 2016.

Selling, general and administrative expenses decreased by 1.6%, or approximately $0.7 million, to $42.3 million for the six months ended June 30, 2016 from $43.0 million for the six months ended June 30, 2015. The decreases in selling, general and administrative expense is primarily related to a decrease in amortization of intangible assets of $5.8 million due to a change to proportional performance method of amortization starting October 1, 2015 and a decrease in royalty expense of $0.6 due to a decrease in sales offset by an increase in severance expense of $3.0 million and increased legal expense of $2.7 million related to a legal settlement entered into during June 2016.

Gain on settlement of other milestone payable

Gain on settlement of other milestone payable consists of a gain of $3.9 million resulting from the mutual termination agreement entered into with Valeant during the first quarter of 2016.

Other expense (income)

Other expense (income) consisted primarily of interest expense and other costs related to our debt of $9.1 million and $4.2 million for the three months ended June 30, 2016 and 2015, respectively and $17.0 million and $10.8 million for the six months ended June 30, 2016 and 2015, respectively. The following table provides components of other expense (income):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)
	(in thousands)		(in thousands)
Interest expense	$912	$1,219	$1,853	$5,051
Interest paid‑in‑kind	6,776	1,681	12,348	3,303
Amortization of deferred financing costs and debt discount	1,396	1,250	2,792	2,486
Other expense (income)	5,753	(23,426)	10,251	(24,490)
Other expense (income)	$14,837	$(19,276)	$27,244	$(13,650)

For the three and six months ended June 30, 2016, other expense (income) primarily consists of a loss on equity method investment of $5.8 million and $10.5 million, respectively, partially offset by a change in the fair value of financial instruments of $0.1 million and $0.3 million for three and six months ended June 30, 2016, respectively, both of which are non-cash.  For the three and six months ended June 30, 2015, other income consisted primarily of a non-cash gain on deconsolidation of subsidiary of $24.0 million as well as a non-cash gain for the change in the fair value of financial instruments of $0.1 and $0.9 for the three and six months ended June 30, 2015, partially offset by a loss on equity method investment of $0.6 for each of the three and six months ended June 30, 2015.

Income taxes

Historically we were a limited liability company taxed as a C corporation for federal and state tax purposes. On July 26, 2016, we effected the corporate conversion whereby we converted from a Delaware limited liability company to a Delaware corporation pursuant to a statutory conversion. At June 30, 2016 and December 31, 2015, we had a deferred tax liability of $1.3 million and a full valuation allowance for our deferred tax assets.

Liquidity and Capital Resources

Overview

Since inception, we have incurred operating losses and anticipate that we will continue to incur operating losses for the next several years. We expect that our research and development and selling, general and administrative expenses will continue to increase as we develop our product candidates. As a result, we will need additional capital to fund our operations, which we may raise through a combination of equity offerings, debt financings, other third‑party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. As of June 30, 2016, we had $5.5 million in cash and cash equivalents and $2.1 million in restricted cash pursuant to our lease for our headquarters. In June 2016, we raised an additional $5.5 million in gross proceeds, with no transaction costs, through the issuance of 478,266 Class E redeemable convertible units.

Additionally, we raised $66.7 million, net of underwriting discounts and commissions, in our IPO which closed on August 1, 2016, which together with our cash balance at June 30, 2016, is expected to enable us to advance our planned Phase 2 clinical studies for KD025 and tesevatinib, complete our planned clinical studies for KD034 and advance certain of our other pipeline product candidates and fund our operating expenses and capital expenditure requirements into the fourth quarter of 2017.

Sources of Liquidity

Since our inception through June 30, 2016, we have raised net proceeds from the issuance of Class A membership units of approximately $272.9 million and proceeds from the issuance of Class E redeemable convertible units of $55.2 million.

As of June 30, 2016, we had $35.0 million outstanding under the 2015 Credit Agreement, $76.3 million outstanding under the Senior Convertible Term Loan and $128.1 million of Second‑Lien Convert. Lenders in the Senior Convertible Term Loan were able to elect to convert any portion of principal in increments of $1.0 million to Class A membership units at any time at a conversion price of $12.00 per Class A membership unit (without giving effect to the reverse split of our Class A membership units which took place as part of our Corporate Conversion immediately prior to the completion of our IPO), subject to adjustment at the time of IPO. In the event of any qualified underwritten public offering of common equity shares, the conversion price of the Senior Convertible Term Loan was to be adjusted to the lesser of $12.00 (without giving effect to the reverse split of our Class A membership units which took place as part of our Corporate Conversion immediately prior to the completion of our IPO) or 84.75% of the per share offering price. Pursuant to an amendment and restatement of the terms of our Second‑Lien Convert dated as of June 8, 2016, concurrently with the closing of our IPO 100% of the outstanding balance under our outstanding Second‑Lien Convert, which includes the amount of the Second‑Lien Convert held by the GoldenTree 2015 Convert Lenders, will be mandatorily converted into shares of our common stock at a conversion price equal to 80% of the IPO price per share in our IPO.

The following table sets forth the primary sources and uses of cash and cash equivalents for each period set forth below:

	Six Months Ended
	June 30,
	2016	2015
	(unaudited)
	(in thousands)

Net cash provided by (used in):
Operating activities	$(21,069)	$(30,041)
Investing activities	(425)	(76)
Financing activities	5,540	12,580
Net decrease in cash and cash equivalents	$(15,954)	$(17,537)

Operating Activities

The net cash used in operating activities was $21.1 million for the six months ended June 30, 2016, and consisted primarily of a net loss of $69.6 million adjusted for non‑cash items, including the amortization of intangible assets of $9.0 million, depreciation and amortization of fixed assets of $1.1 million, amortization of deferred financing costs and debt discount of $2.8 million, fair value of units issued to third parties to settle obligations of $4.9 million, gain on settlement of other milestone payable of $3.9 million, paid‑in‑kind interest expense of $12.3 million, loss on equity method investment of $10.5 million and unit‑based compensation expense of $5.9 million, as well as, a net increase in operating assets and liabilities of $6.0 million. The significant items in the change in operating assets and liabilities include an increase of $7.1 million in accounts payable, accrued expenses and other liabilities, a decrease in accounts receivable of $1.1 million due to timing of collections from our customers and a $0.6 million decrease in inventory related to lower sales of our ribavirin portfolio of products, partially offset by a decrease in deferred revenue of $2.3 million related to the recognition of the $44.0 million upfront payment from the license agreement with AbbVie. The net loss, adjusted for non‑cash items, was primarily driven by selling, general and administrative expenses of $42.3 million, research and development expense related to the advancement of our clinical product candidates of $17.6 million and interest paid on our debt of $1.8 million, partially offset by the net sales (less cost of sales) of our ribavirin portfolio of products of $9.2 million and milestone revenue from our license agreement with Jinghua amounting to $2.0 million.

The net cash used in operating activities was $30.0 million for the six months ended June 30, 2015, and consisted primarily of a net loss of $30.5 million adjusted for non‑cash items, including the amortization of intangible assets of $14.8 million, depreciation of $1.2 million, amortization of deferred financing costs and debt discount of $2.5 million, gain on deconsolidation of subsidiary of $24.0 million, fair value of units issued to third parties to settle obligations of $1.5 million, paid‑in‑kind interest expense of $3.3 million and unit‑based compensation expense of $3.4 million, as well as a net decrease in operating assets and liabilities of $2.5 million. The significant items in the change in operating assets and liabilities include a decrease in deferred revenue of $2.2 million related to the recognition of the $44.0 million upfront payment from the license agreement with AbbVie, a decrease in deferred revenue of $2.8 million related to the portion of the prepaid royalty from AbbVie that we expect to refund and an increase in accounts receivable of $1.1 million due to timing of collections from our customers, partially offset by an increase of $2.6 million in accounts payable, accrued expenses and other liabilities and a $1.1 million decrease in inventory related to sales of our ribavirin portfolio of products. The net loss, adjusted for non‑cash items, was primarily driven by selling, general and administrative expenses of $43.0 million, research and development expense related to the advancement of our clinical product candidates of $14.9 million and interest paid on our debt of $5.1 million partially offset by the net sales (less cost of sales) of our ribavirin portfolio of products of $11.9 million.

Investing activities

Net cash used in investing activities was $0.4 million for the six months ended June 30, 2016 consisting of costs related to leasehold improvements at our clinical office in Cambridge, MA and the purchase of property and equipment, primarily related to in‑house software purchased to support our internal clinical data management group. Net cash used in investing activities was $0.1 million for the six months ended June 30, 2015 consisting of costs related to the purchase of property and equipment, primarily related to in‑house software purchased to support our internal clinical data management group.

Financing activities

Net cash provided by financing activities for the six months ended June 30, 2016 was $5.5 million, consisting primarily of net proceeds from the issuance of Class E redeemable convertible units.

Net cash provided by financing activities for the six months ended June 30, 2015 was $12.6 million, consisting of net proceeds from the issuance of Class A membership units of $15.0 million and net proceeds from the issuance of Class E redeemable convertible units of $0.6 million, partially offset by the repayment of senior secured term debt of $3.0 million.

Future Funding Requirements

We expect our expenses to increase compared to prior periods in connection with our ongoing activities, particularly as we continue research and development, continue and initiate clinical trials and seek regulatory approvals for our product candidates. In anticipation of regulatory approval for any of our product candidates, we expect to incur significant pre‑commercialization expenses related to product sales, marketing, distribution and manufacturing. Furthermore, we expect to incur additional costs associated with operating as a public company.

The expected use of our cash and cash equivalents, including the net proceeds from our recent IPO, represents our intentions based upon our current plans and business conditions, which could change in the future as our plans and business conditions evolve. The amounts and timing of our actual expenditures may vary significantly depending on numerous factors, including the progress of our development, the status of, and results from, clinical trials, the potential need to conduct additional clinical trials to obtain approval of our product candidates for all intended indications, as well as any additional collaborations that we may enter into with third parties for our product candidates and any unforeseen cash needs. As a result, our management will retain broad discretion over the allocation of our existing cash and cash equivalents and the net proceeds from our recent IPO.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of June 30, 2016:

	Payments due by period (in thousands)
		Less than			More than
	Total	1 year	1 ‑ 3 years	3 ‑ 5 years	5 years
Secured term debt	$35,000	$4,180	$30,820	$—	$—
Interest expense(1)	$6,464	$3,541	$2,923	$—	$—
Convertible debt(2)	$300,872	$—	$92,627	$208,245	$—
Operating leases(3)	$47,635	$5,721	$11,545	$11,075	$19,294
License agreements	$693	$222	$307	$134	$30
Total(4)	$390,664	$13,664	$138,222	$219,454	$19,324

_________________________

(1)

Interest expense reflects our obligation to make cash interest payments in connection with our 2015 Credit Agreement at a rate of 10.375%.  From July 1, 2016 through July 26, 2016, the date of our IPO,  we incurred 1.5% PIK interest on the 2015 Credit Agreement.  The 1.5% PIK interest totaling $38,000 was paid in cash on July 29, 2016 and is excluded from the table above.

(2)	Convertible debt includes principal and PIK interest through maturity. The convertible debt converted into 19,034,467 shares of our common stock upon consummation of our IPO on August 1, 2016.
(3)	Operating lease obligations primarily reflect our obligation to make payments in connection with leases for our corporate headquarters and commercial headquarters distribution center.

(4)

This table does not include: (a) milestone payments totaling $431.4 million which may become payable to third parties under license agreements as the timing and likelihood of such payments are not known with certainty; (b) any royalty payments to third parties as the amounts, timing and likelihood of such payments are not known with certainty; (c) contracts that are entered into in the ordinary course of business which are not material in the aggregate in any period presented above, (d) payments totaling $2.5 million due upon consummation of our IPO under settlement agreements, and (e) potential penalties in connection with the timing of our consummation of a qualified IPO.

Off‑balance Sheet Arrangements

During the periods presented we did not have, and we do not currently have, any off‑balance sheet arrangements, as defined under the SEC rules.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are exposed to market risk and changes in interest rates. As of June 30, 2016, we had cash and cash equivalents of $5.5 million, consisting of cash and money market accounts. Due to the short‑term duration of our investment portfolio, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

As of June 30, 2016, we had total debt payable of $226.3 million, including $35.0 million of variable-rate debt. Based on our variable‑rate debt outstanding as of June 30, 2016, a 100 basis point change versus the market interest rates available on June 30, 2016 would result in an additional $0.1 million of interest expense annually.

Customers Concentrations

Sales to AbbVie accounted for approximately 16% and 4% of our aggregate net sales for the three months ended June 30, 2016 and 2015, respectively. Sales to Richmond Pharmaceuticals, Inc. accounted for approximately 23% and 20% of our aggregate net sales for the three months ended June 30, 2016 and 2015, respectively. Sales to AbbVie accounted for approximately 27% and 11% of our aggregate net sales for the six months ended June 30, 2016 and 2015, respectively. Sales to Richmond Pharmaceuticals, Inc. accounted for approximately 17% and 19% of our aggregate net sales for the six months ended June 30, 2016 and 2015, respectively. Net accounts receivable from these customers totaled $0.2 million and $0.6 million at June 30, 2016 and December 31, 2015, respectively.

Suppliers Concentrations

We may be exposed to supplier concentration risk. Due to requirements of the FDA and other factors, we are generally unable to make immediate changes to our supplier arrangements. Manufacturing services related to each of our pharmaceutical products are primarily provided by a single source. Our raw materials are also provided by a single source for each product. Management attempts to mitigate this risk through long‑term contracts and inventory safety stock.

Item 4.  Controls and Procedures

Management’s Evaluation of our Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended, is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

As of June 30, 2016, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of June 30, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. We have briefly summarized below the most significant of these proceedings.

In 2014, Steven Rosenfeld commenced a lawsuit in the New York State Supreme Court, for the county of New York, against Joel Schreiber, Samuel D. Waksal and certain Kadmon entities alleging that he and co-defendant Schreiber were engaged to raise funds for a new venture involving Kadmon. Rosenfeld alleges that he was responsible for raising funds but that he was not compensated. A Third Amended Complaint was filed in or about August 2016 adding new corporate entities and adding an alleged breach of an exclusivity agreement. The parties are proceeding in discovery. We believe that the claims have no merit and intend to vigorously defend this action.

In 2015, Anastasios Thomas Belesis and ATB Holding Company, LLC filed a lawsuit in the U.S. District Court for the Southern District of New York against us, our subsidiaries, Samuel D. Waksal and Steven N. Gordon alleging that they are owed equity or a monetary amount for services allegedly performed. The lawsuit asserts 12 claims, ranging from federal securities fraud to breach of contract and a variety of other common law causes of action. We filed a motion to dismiss in September 2015. Oral arguments have not yet been scheduled. In August 2016, the matter was assigned to a Magistrate Judge for general pre-trial purposes. We believe that the claims have no merit and intend to vigorously defend this action.

On July 25, 2016, Kevin Glodek filed and served a Summons with Notice against Kadmon Holdings, LLC and Kadmon Holdings, Inc., for an amount of “not less than” $2.8 million with interest, plus costs and disbursements. Our counsel demanded a complaint and that complaint was served and filed on September 6, 2016. In the complaint, Glodek alleges fraud, misrepresentation, breach of contract, breach of the implied covenant of good faith and fair dealing, and unjust enrichment, for amounts to be determined at trial, but in no event less than $4 million with interest, plus costs and disbursements. Glodek’s claims arise out of a 2015 settlement agreement, in which he released all claims he had against Kadmon Holdings, LLC and Kadmon Holdings, Inc. We continue to believe that the settlement agreement and releases are binding and that Glodek’s current claims have no merit.

Item 1A.  Risk Factors

Described below are various risks and uncertainties that may affect our business. These risks and uncertainties are not the only ones we face. You should recognize that other significant risks and uncertainties may arise in the future, which we cannot foresee at this time. Also, the risks that we now foresee might affect us to a greater or different degree than expected. Certain risks and uncertainties, including ones that we currently deem immaterial or that are similar to those faced by other companies in our industry or business in general, may also affect our business. If any of the risks described below actually occur, our business, financial condition or results of operations could be materially and adversely affected.

Risks Related to Our Financial Position

We have incurred substantial losses since our inception, anticipate that we will continue to incur losses for the foreseeable future and may not achieve or sustain profitability. We expect to continue to incur significant expenses related to the development of our clinical product candidates for at least the next several years, and we anticipate that our expenses will increase substantially as a result of multiple initiatives.

Since inception, we have incurred substantial operating losses. Our consolidated net loss was $69.6 million and $30.5 million for the six months ended June 30, 2016 and 2015, respectively. Our accumulated deficit was $713.4 million and $643.8 million as of June 30, 2016 and December 31, 2015, respectively.

To date, while our commercial operation is self‑sufficient, we have financed our clinical development operations primarily through private placements of our membership units, debt financing and, to a lesser extent, through equipment lease financings. We expect to continue to incur significant expenses related to the development of our clinical product candidates for at least the next several years. We anticipate that our expenses will increase substantially as we:

•	initiate or continue our clinical trials related to our three most advanced product candidates (KD025, tesevatinib and KD034);
•	continue the research and development of our other product candidates;
•	seek to discover additional product candidates;
•	seek regulatory approvals for our product candidates that successfully complete clinical trials;
•	transition to operating as a public company;
•

scale up our sales, marketing and distribution infrastructure and product sourcing capabilities to commercialize additional products we may acquire or license from others or for which we may develop and obtain regulatory approval; and/or

•	scale up our operational, financial and management information systems and personnel, including personnel to support our product development and planned additional commercialization efforts.

In the absence of substantial revenue from the sale of products in our ribavirin portfolio, Qsymia (phentermine and topiramate extended‑release) capsules, which we co‑promote with VIVUS, Inc., or VIVUS, tetrabenazine and valganciclovir, which we distribute with Camber Pharmaceuticals, Inc., or Camber, or from other sources (the amount, timing, nature or source of which cannot be predicted), we expect our substantial losses to continue and we may need to discontinue operations. Our ability to generate sufficient revenues from our existing products or from any of our product candidates in development, and to transition to profitability and generate consistent positive cash flow is uncertain. We may continue to incur losses and negative cash flow and may never transition to profitability or positive cash flow.

Our level of indebtedness could adversely affect our business and limit our ability to plan for, or respond to, changes in our business.

Since our inception, we have incurred substantial indebtedness in order to fund acquisitions, research and development activities and the operations of our commercial pharmaceutical business. As of June 30, 2016, including repayment obligations such as fees and PIK interest, we had approximately $35.0 million outstanding under our senior secured non‑convertible term loan (the 2015 Credit Agreement), which has a maturity date of June 17, 2018. We also had approximately $3.4 million of other funded debt. In addition, we have incurred recurring losses from operations and have deficiencies in working capital and members’ capital at June 30, 2016.

Our level of indebtedness could adversely affect our business by, among other things:

•

requiring us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow for other purposes, including research and development, investment in our commercial operations and business development efforts;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate, thereby placing us at a disadvantage to our competitors that may have less debt;
•	limiting our flexibility in consolidating our corporate operations due to certain covenants that require us to maintain minimum liquidity in our business; and
•	increasing our vulnerability to adverse economic and industry conditions.

We may not be able to generate sufficient cash to pay our indebtedness, and we may be forced to take other actions to satisfy our payment obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments on, or to refinance, our debt obligations depends on our future performance, which will be affected by financial, business and economic conditions and other factors. We will not be able to control many of these factors, such as economic conditions in the industry in which we operate and competitive pressures. Our cash flow may not be sufficient to allow us to pay principal and interest on our debt and to meet our other obligations. If our cash flow and capital resources are insufficient to timely fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In addition, the terms of existing or future debt agreements may restrict our ability to pursue any of these alternatives.

Our 2015 Credit Agreement matures on June 17, 2018. We may not be able to refinance our debt under this facility before the maturity date, in which event our ability to continue our operations would be materially and adversely impacted.

Our 2015 Credit Agreement matures on June 17, 2018. No assurances can be given that we will be able to refinance this debt on or before the maturity date. Subsequent debt financing, if available at all, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we are unable to refinance our debt under these facilities or negotiate an extension of such facilities prior to their maturity dates, the lenders thereunder may accelerate our indebtedness and exercise the remedies available to them as secured creditors, including foreclosure on the assets that we have pledged as security. In that event, our ability to continue our operations may be materially and adversely impacted. If we raise additional funds through marketing and distribution arrangements or collaborations, strategic alliances or licensing arrangements with third parties, we may be required to pledge certain assets, grant licenses on terms that may not be favorable to us or relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

We will need additional funding in the future, which may not be available to us, and this may force us to delay, reduce or eliminate our product development programs or commercialization efforts.

We will need to expend substantial resources for research and development and commercialization of our marketed products, including costs associated with:

•	clinical trials for our product candidates;
•	discovery of additional product candidates;
•	life‑cycle management of our marketed products;
•	the continued commercialization of our commercial products; and
•

preparing for potential commercialization of our late‑stage product candidates and, if one or more of those product candidates receive(s) regulatory approval, to fund the launch of that (those) product(s).

We believe that the net proceeds of our recent IPO, together with the funds generated from the sale of our marketed products for commercial and clinical trial purposes, will enable us to sustain our operations through the fourth quarter of 2017. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. We do not expect that the net proceeds from our recent IPO and our existing cash, cash equivalents and restricted cash will be sufficient to enable us to fund the completion of development and commercialization of any of our product candidates. We do not have any additional committed external source of funds. Additionally, our revenues may fall short of our projections or be delayed, or our expenses may increase, which could result in our capital being consumed significantly faster than anticipated. Our expenses may increase for many reasons, including:

•	clinical trial‑related expenses for our product candidates;
•	the potential launch and marketing of our late‑stage product candidates; and/or
•	manufacturing scale‑up for commercialization of our late‑stage product candidates.

To the extent that we need to raise additional capital through the sale of equity or convertible debt securities, investors in our common stock will be diluted, and the terms of any newly issued securities may include liquidation or other preferences that adversely affect the value of our common stock.

We are party to certain litigation, which could adversely affect our business, results of operations and financial condition.

We are party to various litigation claims and legal proceedings. We believe that the litigations in which we are currently involved have no merit and intend to vigorously defend each action. However, litigation is inherently uncertain, and any adverse outcome(s) could negatively affect our business, results of operations and financial condition. In addition, litigation can involve significant management time and attention and be expensive, regardless of outcome. During the course of litigation, there may be announcements of the results of hearings and motions and other interim developments related to the litigation. If securities analysts or investors regard these announcements as negative, the trading price of our shares of common stock may decline. In addition, we evaluate these litigation claims and legal proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these assessments and estimates, we establish reserves or disclose the relevant litigation claims or legal proceedings, as appropriate. These assessments and estimates are based on the information available to management at the time and involve a significant amount of management judgment. Actual outcomes or losses may differ materially from our current assessments and estimates. See “Item 1—Legal Proceedings” for more information.

Our ability to utilize our net operating loss carry‑forwards and certain other tax attributes may be limited.

We have incurred substantial losses during our history and may never achieve profitability. To the extent that we continue to generate losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. As of December 31, 2015, we had unused federal and state net operating loss (NOL) carry‑forwards of approximately $499.6 million and if we experience an ownership change in the future (such as in connection with our IPO), this could have a material impact on the NOL carry‑forwards available for future use. As of December 31, 2015, we have fully reserved the deferred tax asset related to our NOL carry‑forwards as reflected in our audited consolidated financial statements. Under Section 382 of the Internal Revenue Code of 1986, as amended (the Code), if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership by one or more 5‑percent shareholders (with all non‑5‑percent shareholders being treated as a single 5‑percent shareholder for this purpose) over a three‑year period), the corporation’s ability to use its pre‑change NOL carry‑forwards and other pre‑change tax attributes to offset its post‑change income may be limited. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre‑change NOLs to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

Risks Related to Our Clinical Development Pipeline

Clinical development is a lengthy and expensive process with a potentially uncertain outcome. Our long‑term success depends upon the successful development and commercialization of our product candidates. To obtain regulatory approval to market our products, preclinical studies and costly and lengthy clinical trials are required. The conduct of preclinical studies and clinical trials is subject to numerous risks and results of the studies and trials are highly uncertain.

We currently have no internally clinically‑developed products approved for sale and we cannot guarantee that we will ever develop such products. To date, we have invested a significant portion of our efforts and financial resources in the acquisition and development of our product candidates. Our long‑term success depends upon the successful development, regulatory approval and commercialization of these product candidates. If we fail to obtain regulatory approval to market and sell our product candidates, or if approval is delayed, we will be unable to generate revenue from the sale of these products, our potential for generating positive cash flow will be diminished and the capital necessary to fund our operations will be increased. Two of our product candidates, KD025 and tesevatinib, are in clinical trials and we have additional product candidates in preclinical development. Our business depends significantly on the successful development, regulatory approval and commercialization of our product candidates, which may never occur.

We cannot be certain as to what type and how many clinical trials the FDA, or equivalent foreign regulatory agencies, will require us to conduct before we may successfully gain approval to market any of our product candidates. Prior to approving a new drug or biologic, the FDA generally requires that the effectiveness of the product candidate (which is not typically fully investigated until Phase 3) be demonstrated in two adequate and well‑controlled clinical trials. In some situations, the FDA approves drugs or biologics on the basis of a single well‑controlled clinical trial establishing effectiveness. However, if the FDA or the European Medicines Agency (EMA) determines that our Phase 3 clinical trial results do not demonstrate a statistically significant, clinically meaningful benefit with an acceptable safety profile, or if the FDA or EMA requires us to conduct additional Phase 3 clinical trials in order to gain approval, we will incur significant additional development costs and commercialization of these products would be prevented or delayed and our business would be adversely affected.

Our ongoing clinical trials are subject to delays or setbacks for a variety of common and unpredictable reasons.

We may experience unforeseen delays or setbacks in our ongoing clinical trials, such as trial initiation timing, trial redesign or amendments, timing and availability of patient enrollment or successful trial completion. Such delays and setbacks are common and unpredictable in pharmaceutical drug development. Clinical trials can be delayed for a variety of reasons, including delays related to:

•

regulatory objections to commencing a clinical trial, continuing a clinical trial that is underway, or proceeding to the next phase of investigation, including inability to reach agreement with the FDA or non‑U.S. regulators regarding the scope or design of our clinical trials or for other reasons such as safety concerns that might be identified through preclinical testing and animal studies or clinical trials, at any stage;

•

reaching agreement on acceptable terms with prospective contract research organizations (CROs), and clinical trial sites (the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites);

•	failure of CROs or other third‑party contractors to comply with contractual and regulatory requirements or to perform their services in a timely or acceptable manner;
•	difficulty identifying and engaging qualified clinical investigators;
•	obtaining institutional review board (IRB) approval at each site;
•

difficulty recruiting and enrolling patients to participate in clinical trials for a variety of reasons, including meeting the enrollment criteria for our study and competition from other clinical trial programs for the same indication as product candidates we seek to commercialize;

•	having patients complete a trial or return for post‑treatment follow‑up;
•	clinical sites deviating from trial protocol or dropping out of a trial;
•	inability to retain patients in clinical trials due to the treatment protocol, personal issues, side effects from the therapy or lack of efficacy, particularly for those patients receiving a placebo;
•	withdrawal of clinical trial sites from our clinical trials as a result of changing standards of care or the ineligibility of a site to participate in our clinical trials;
•	adding new clinical trial sites;
•

inability to identify and maintain a sufficient number of trial sites, many of which may already be engaged in other clinical trial programs, including some that may be for the same indication as our product candidates;

•	changes in applicable regulatory policies and regulations;
•	insufficient data to support regulatory approval;
•	difficulty in maintaining contact with subjects during or after treatment, which may result in incomplete data; or
•	manufacturing sufficient quantities of the product candidate for use in clinical trials.

Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the drug being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating. Furthermore, we rely on clinical trial sites to ensure the proper and timely conduct of our clinical trials and while we have agreements governing their committed activities, we have limited influence over their actual performance.

We could encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trials are being conducted, by the Data Safety Monitoring Board for such trial or by the FDA or other regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including:

•	failure by us, CROs or clinical investigators to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols;
•	failed inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold;
•	unforeseen safety or efficacy issues or any determination that a clinical trial presents unacceptable health risks;
•	failure to demonstrate a benefit from using a drug; or
•

lack of adequate funding to continue the clinical trial due to unforeseen costs resulting from enrollment delays, requirements to conduct additional trials and studies, increased expenses associated with the services of our CROs and other third parties, changes in governmental regulations or administrative actions, or other reasons.

If we experience delays in the completion or termination of any clinical trial of our product candidates, the commercial prospects of our product candidates will be harmed and our ability to generate product revenues from any of these product candidates will be delayed. In addition, any delays in completing our clinical trials will increase our costs, slow down our product candidate development and approval process and jeopardize our ability to commence product sales and generate revenues. Any of these occurrences may harm our business, financial condition and prospects significantly. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.

If serious adverse events or other undesirable side effects are identified during the use of product candidates in investigator‑sponsored trials, it may adversely affect our development of such product candidates.

Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt non‑clinical studies and clinical trials, or could make it more difficult for us to enroll patients in our clinical trials. If serious adverse events or other undesirable side effects, or unexpected characteristics of our product candidates are observed in investigator‑sponsored trials, further clinical development of such product candidate may be delayed or we may not be able to continue development of such product candidate at all, and the occurrence of these events could have a material adverse effect on our business. Undesirable side effects caused by our product candidates could also result in the delay or denial of regulatory approval by the FDA or other regulatory authorities or in a more restrictive label than we expect.

The regulatory approval processes of the FDA and similar foreign authorities are lengthy, time consuming, expensive and inherently unpredictable. If we are ultimately unable to obtain regulatory approval for our product candidates, our business will be substantially harmed.

The time required to obtain approval by the FDA and comparable foreign authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. In addition, approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. It is possible that none of our existing product candidates or any product candidates we may seek to develop in the future will ever obtain regulatory approval.

Our product candidates could fail to receive regulatory approval for many reasons, including:

•	the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;
•	we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that a product candidate is safe and effective for its proposed indication;
•	the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval;

•	we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;
•	the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;
•	the data collected from clinical trials of our product candidates may not be sufficient to support a submission for regulatory approval in the United States or elsewhere;
•

the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third‑party manufacturers with which we contract for clinical and commercial supplies; and/or

•	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

This lengthy approval process as well as the unpredictability of future clinical trial results may result in our failing to obtain regulatory approval to market our product candidates, including KD025, tesevatinib and/or KD034, which would significantly harm our business, results of operations and prospects.

In addition, even if we were to obtain approval, regulatory authorities may:

•	approve any of our product candidates for fewer or more limited indications than we request;
•	may not approve the price we intend to charge for our products;
•	may grant approval contingent on the performance of costly post‑marketing clinical trials; or
•	may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate.

If we do not achieve our projected development goals in the timeframes we announce and expect, or we face significant competition from other biotechnology and pharmaceutical companies, the commercialization of our products may be delayed, our operating results may be lower that we expect, the credibility of our management may be adversely affected and, as a result, the value of our common stock may decline.

Even if we obtain regulatory approval for our product candidates, they may never be successfully launched or become profitable, in which case our business, prospects, operating results and financial condition may be materially harmed.

In order to successfully launch our product candidates and have them become profitable, we anticipate that we will have to dedicate substantial time and resources and hire additional personnel to expand and enhance our commercial infrastructure, which will at a minimum include the following:

•	ensure the quality of the product candidate manufactured by our suppliers and by us;
•	expand our sales and marketing force;
•	expand and enhance programs and other procedures to educate physicians and drive physician adoption of our product candidates;
•	create additional policies and procedures, and hire additional personnel to carry out those policies and procedures, to ensure customer satisfaction with our products;
•	obtain reimbursement for hospitals and physicians; and/or
•	expand and enhance our general and administrative operations to manage our anticipated growth in operations and to support public company activities.

Because of the numerous risks and uncertainties associated with launch and profitability of our product candidates, we are unable to predict the extent of any future losses, or when we will become profitable, if ever.

Our product candidates may have undesirable side effects that may delay or prevent marketing approval or, if approval is obtained, require them to be taken off the market, require them to include safety warnings or otherwise limit their sales.

Undesirable or unexpected side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities. Results of our trials could reveal a high and unacceptable severity and prevalence of these or other side effects. In such an event, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. The drug‑related side effects could affect patient recruitment, the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.

Additionally, if one or more of our product candidates receives marketing approval and we or others later identify undesirable or unexpected side effects caused by such products, a number of potentially significant negative consequences could result, including:

•	we could be sued and held liable for harm caused to patients;
•	sales of the product may decrease significantly; and/or
•	our reputation may suffer.

In addition, a regulatory agency may:

•	suspend or withdraw approvals of such product;
•	suspend any ongoing clinical trials;
•	refuse to approve pending applications or supplements to approved applications filed by us, our collaborators or our potential future collaborators;
•	require additional warnings on the label;
•	require that we create a medication guide outlining the risks of such side effects for distribution to patients;
•	issue warning letters;
•	mandate modifications to promotional materials or require us to provide corrective information to healthcare practitioners;
•

require us or our collaborators to enter into a consent decree, which can include imposition of various fines, reimbursements for inspection costs, required due dates for specific actions and penalties for noncompliance;

•	impose other civil or criminal penalties;
•	impose restrictions on operations, including costly new manufacturing requirements; and/or
•	seize or detain products or require a product recall.

Non‑compliance may also result in potential whistleblower lawsuits and the potential for liability under the False Claims Act or other laws and regulations, as discussed above. Any of these events could prevent us from achieving or maintaining market acceptance of the particular product candidate, if approved, and could significantly harm our business, results of operations and prospects.

The results of previous clinical trials may not be predictive of future results, and the results of our current and planned clinical trials may not satisfy the requirements of the FDA or non‑U.S. regulatory authorities.

Clinical failure can occur at any stage of clinical development. Clinical trials may produce negative or inconclusive results, and we or any of our current and future collaborators may decide, or regulators may require us, to conduct additional clinical or preclinical testing. In addition, data obtained from tests are susceptible to varying interpretations, and regulators may not interpret data as favorably as we do, which may delay, limit or prevent regulatory approval.

We will be required to demonstrate with substantial evidence through well‑controlled clinical trials that our product candidates are safe and effective for use in a diverse population before we can seek regulatory approvals for their commercial sale. Success in early clinical trials does not mean that future larger registration clinical trials will be successful because product candidates in later‑stage clinical trials may fail to demonstrate sufficient safety and efficacy to the satisfaction of the FDA and non‑U.S. regulatory authorities despite having progressed through initial clinical trials. Product candidates that have shown promising results in early clinical trials may still suffer significant setbacks in subsequent registration clinical trials. Similarly, the outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and preliminary and interim results of a clinical trial do not necessarily predict final results. A number of companies in the pharmaceutical industry, including those with greater resources and experience than us, have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in earlier clinical trials.

Further, at various points during the course of the preclinical and clinical trial process, companies must assess both the statistical and clinical significance of trial results. In this context, “statistical significance” refers to the likelihood that a result or relationship is caused by something other than random chance or error. Statistical significance is measured by a “p‑value,” which indicates the probability value that the results observed in a study were due to chance alone. A p‑value of < 0.05 is generally considered statistically significant, meaning that the probability of the results occurring by chance alone is less than five percent. The lower the p‑value, the less likely that the results observed were random. “Clinical significance,” on the other hand, is a qualitative assessment of the results observed. Where we use the term “clinically significant,” we have not necessarily made a formal statistical assessment of the probability that the change in patient status was attributable to the study drug as opposed to chance alone, nor does such a statement necessarily mean that study endpoints have been met or the protocol has been completed. A clinically significant effect is one that is determined to have practical importance for patients and physicians, and includes benefits that are often defined by peer‑reviewed literature as having a meaningful impact on a patient’s condition. An effect that is statistically significant may or may not also be clinically significant. When a study fails to result in statistical significance, the FDA may not consider such study to serve as substantial evidence of safety and effectiveness required for approval. Even if a study results in statistical significance, the FDA may also consider clinical significance in evaluating a marketing application. For example, the FDA typically requires more than one pivotal clinical study to support approval of a new drug. However, the FDA has indicated that approval may be based on a single study in limited situations in which a trial has demonstrated a clinically significant effect. In either case, the clinical or statistical significance of a particular study result in no way guarantees that FDA or other regulators will ultimately determine that the drug being investigated is safe and effective.

In addition, the design of a clinical trial can determine whether its results will support approval of a product and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. We may be unable to design and execute a clinical trial to support regulatory approval.

In some instances, there can be significant variability in safety and/or efficacy results between different trials of the same product candidate due to numerous factors, including changes in trial protocols, differences in size and type of the patient populations, adherence to the dosing regimen and other trial protocols and the rate of dropout among clinical trial participants. We do not know whether any Phase 1, Phase 2, Phase 3 or other clinical trials we or any of our collaborators may conduct will demonstrate consistent or adequate efficacy and safety to obtain regulatory approval to market our product candidates.

Further, our product candidates may not be approved even if they achieve their primary endpoints in Phase 3 clinical trials or registration trials. The FDA or other non‑U.S. regulatory authorities may disagree with our trial design and our interpretation of data from preclinical studies and clinical trials. In addition, any of these regulatory authorities may change requirements for the approval of a product candidate even after reviewing and providing comments or advice on a protocol for a pivotal Phase 3 clinical trial that has the potential to result in the FDA or other agencies’ approval. In addition, any of these regulatory authorities may also approve a product candidate for fewer or more limited indications than we request or may grant approval contingent on the performance of costly post‑marketing clinical trials. The FDA or other non‑U.S. regulatory authorities may not approve the labeling claims that we believe would be necessary or desirable for the successful commercialization of our product candidates.

We may not be successful in our efforts to use and expand our drug discovery platforms to build a pipeline of product candidates.

A key element of our strategy is to leverage our drug discovery platforms to identify and develop new product candidates for additional diseases with significant unmet medical needs. Although our research and development efforts to date have contributed to the development of product candidates directed at autoimmune and fibrotic diseases, oncology and genetic diseases, we may not be able to develop product candidates that are safe and effective. Even if we are successful in continuing to build our pipeline, the potential product candidates that we identify may not be suitable for clinical development, including as a result of being shown to have harmful side effects or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance. If we do not continue to successfully develop and begin to commercialize product candidates, we will face difficulty in obtaining product revenues in future periods, which could result in significant harm to our financial position and adversely affect the price of our common stock.

Biologics carry particular risks and uncertainties, which could have a negative impact on future results of operations.

Through our drug discovery platform, we are currently engaged in the development of novel highly active bi‑functional proteins for immunotherapy in oncology indications. The successful development, testing, manufacturing and commercialization of biologics is a long, expensive and uncertain process. There are particular risks and uncertainties with biologics, including:

•

There may be limited access to and supply of normal and diseased tissue samples, cell lines, pathogens, bacteria, viral strains and other biological materials. In addition, government regulations in multiple jurisdictions, such as the United States and the European Union, could result in restricted access to, or transport or use of, such materials. If we lose access to sufficient sources of such materials, or if tighter restrictions are imposed on the use of such materials, we may not be able to conduct research activities as planned and may incur additional development costs.

•

The development, manufacturing and marketing of biologics are subject to regulation by the FDA, the EMA and other regulatory bodies. These regulations are often more complex and extensive than the regulations applicable to other pharmaceutical products. For example, in the United States, a Biologics License Application (BLA) including both preclinical and clinical trial data and extensive data regarding the manufacturing procedures is required for human vaccine candidates and FDA approval is required for the release of each manufactured commercial lot.

•

•Manufacturing biologics, especially in large quantities, is often complex and may require the use of innovative technologies to handle living micro‑organisms. Each lot of an approved biologic must undergo thorough testing for identity, strength, quality, purity and potency. Manufacturing biologics requires facilities specifically designed for and validated for this purpose, and sophisticated quality assurance and quality control procedures are necessary. Slight deviations anywhere in the manufacturing process, including filling, labeling, packaging, storage and shipping and quality control and testing, may result in lot failures, product recalls or spoilage. When changes are made to the manufacturing process, we may be required to provide preclinical and clinical data showing the comparable identity, strength, quality, purity or potency of the products before and after such changes.

•

Biologics are frequently costly to manufacture because production ingredients are derived from living animal or plant material, and most biologics cannot be made synthetically. In particular, keeping up with the demand for vaccines may be difficult due to the complexity of producing vaccines.

•	The use of biologically derived ingredients can lead to allegations of harm, including infections or allergic reactions, or closure of product facilities due to possible contamination.

Any of these events could result in substantial costs and result in a material adverse effect on our business and results of operations.

We face substantial competition, which may result in others discovering, developing and commercializing products before or more successfully than our products and product candidates.

The development and commercialization of new therapeutics is highly competitive. We face competition (from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide) with respect to our current product candidates and will face competition with respect to any product candidates that we may seek to develop or commercialize in the future. Several large pharmaceutical, specialty pharmaceutical and biotechnology companies currently market and sell products for the treatment of the solid tumor indications for which we are developing our product candidates. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization. Many of these competitors are attempting to develop therapeutics for our target indications.

There are products already approved for many of the diseases we are targeting. Many of these approved products are well established therapies and are widely accepted by physicians, patients and third‑party payors. This may make it difficult for us to achieve our business strategy of replacing existing therapies with our product candidates. There are also a number of products in late stage clinical development to treat solid tumors, in viral and immunological disorders. Our competitors may develop products that are safer, more effective, more convenient or less costly than any that we are developing or that would render our product candidates obsolete or non‑competitive. Our competitors may also obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours.

Many of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical, biotechnology and diagnostic industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

Our product candidates for which we intend to seek approval may face competition sooner than anticipated, and for biologics there is additional uncertainty as the relevant law is relatively new and there is limited precedent.

Although we plan to pursue all available FDA exclusivities for our product candidates, we may face competition sooner than anticipated. Market and data exclusivity provisions under the Federal Food, Drug and Cosmetic Act (FDCA) can delay the submission or the approval of certain applications for competing products. The FDCA provides a five‑year period of non‑patent data exclusivity within the United States to the first applicant to gain approval of an NDA for a new chemical entity, running from the time of NDA approval. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the five‑year exclusivity period for a new chemical entity, the FDA may not accept for review an ANDA or a 505(b)(2) NDA submitted by another company that references the previously approved drug. However, the FDA may accept an ANDA or 505(b)(2) NDA for review after four years if it contains a certification of patent invalidity or non‑infringement.

The FDCA also provides three years of marketing exclusivity for an NDA, 505(b)(2) NDA, or supplement to an existing NDA or 505(b)(2) NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example (for new indications, dosages, strengths or dosage forms of an existing drug). This three‑year exclusivity covers only the conditions of use associated with the new clinical investigations and, as a general matter, does not prohibit the FDA from approving ANDAs or 505(b)(2) NDAs for generic versions of the original, unmodified drug product.

Five‑year and three‑year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well‑controlled clinical trials necessary to demonstrate safety and effectiveness.

The 2010 Patient Protection and Affordable Care Act, as amended by the Healthcare and Education Reconciliation Act (collectively, the PPACA), signed into law on March 23, 2010, includes a subtitle called the Biologics Price Competition and Innovation Act of 2009, or BPCIA, which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA‑licensed reference biological product. Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12‑year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well‑controlled clinical trials to demonstrate the safety, purity and potency of their product. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation and meaning are subject to uncertainty. While it is uncertain when such processes intended to implement BPCIA may be fully adopted by the FDA, any such processes could have a material adverse effect on the future commercial prospects for our biological products.

We believe that any of our product candidates approved as a biological product under a BLA should qualify for the 12‑year period of exclusivity. However, there is a risk that this exclusivity could be shortened due to congressional action or otherwise, or that the FDA will not consider our product candidates to be reference products for competing products, potentially creating the opportunity for competition sooner than anticipated. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of recent litigation. Moreover, the extent to which a biosimilar, once approved, will be substituted for any one of our reference products in a way that is similar to traditional generic substitution for non‑biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing.

We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we focus on research programs and product candidates that we identify for specific indications. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights.

Even if we obtain FDA approval of any of our product candidates, we may never obtain approval or commercialize our products outside of the United States, which would limit our ability to realize their full market potential.

None of our product candidates are approved for sale in any jurisdiction, including international markets, and we have limited experience in obtaining regulatory approval in international markets. In order to market any products outside of the United States, we must establish and comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy. Clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not mean that regulatory approval will be obtained in any other country. Approval procedures vary among countries and can involve additional product testing and validation and additional administrative review periods. Seeking foreign regulatory approvals could result in significant delays, difficulties and costs for us and may require additional preclinical studies or clinical trials which would be costly and time consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our products in those countries. Satisfying these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays.

In addition, our failure to obtain regulatory approval in any country may delay or have negative effects on the process for regulatory approval in other countries. If we fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, our target market will be reduced and our ability to realize the full market potential of our products will be harmed. As described above, such effects include the risks that:

•	any current or future product candidates we may seek to develop may not generate preclinical or clinical data that are deemed sufficient by regulators in a given jurisdiction;
•

product candidates may not be approved for all indications requested, or any indications at all, in a given jurisdiction which could limit the uses of any future product candidates we may seek to develop and have an adverse effect on product sales and potential royalties; or

•	such approval in a given jurisdiction may be subject to limitations on the indicated uses for which the product may be marketed or require costly post‑marketing follow‑up studies.

Foreign regulators may have requirements for marketing authorization holders or distributors to have a legal or physical presence in that country. Consideration of and compliance with these requirements may result in additional time and expense before we can pursue or obtain marketing authorization in foreign jurisdictions. If we do receive approval in other countries, we may enter into sales and marketing arrangements with third parties for international sales of any approved products.

The environment in which our regulatory submissions may be reviewed changes over time, which may make it more difficult to obtain regulatory approval of any of our product candidates.

The environment in which our regulatory submissions are reviewed changes over time. Average review times at the FDA for NDAs and BLAs fluctuate, and we cannot predict the review time for any submission with any regulatory authorities. Review times can be affected by a variety of factors, including budget and funding levels and statutory, regulatory and policy changes. Moreover, in light of widely publicized events concerning the safety risk of certain drug products, regulatory authorities, members of Congress, the Government Accountability Office, medical professionals and the general public have raised concerns about potential drug safety issues. These events have resulted in the withdrawal of drug products, revisions to drug labeling that further limit use of the drug products and establishment of Risk Evaluation and Mitigation Strategies (REMS)

that may, for instance, restrict distribution of drug or biologic products. The increased attention to drug safety issues may result in a more cautious approach by the FDA to clinical trials. Data from preclinical studies and clinical trials may receive greater scrutiny with respect to safety, which may make the FDA or other regulatory authorities more likely to terminate clinical trials before completion, or require longer or additional clinical trials that may result in substantial additional expense, a delay or failure in obtaining approval or approval for a more limited indication than originally sought.

In addition, data obtained from preclinical studies and clinical trials are subject to different interpretations, which could delay, limit or prevent regulatory review or approval of our product candidates. Changes in FDA personnel responsible for review of our submissions could also impact the manner in which our data are viewed. Further, regulatory attitudes toward the data and results required to demonstrate safety and efficacy can change over time and can be affected by many factors, such as the emergence of new information (including on other products), policy changes and agency funding, staffing and leadership. We do not know whether future changes to the regulatory environment will be favorable or unfavorable to our business prospects.

We may seek breakthrough therapy designation by the FDA for any of our product candidates but there is no assurance that we will request or receive such designation, and, in any event, even if we do receive such designation, it may not lead to a faster development or regulatory review or approval process, and it does not increase the likelihood that our product candidates will receive marketing approval in the United States.

We may apply for breakthrough therapy designation for some of our product candidates. The FDA is authorized to designate a product candidate as a breakthrough therapy if it finds that the product is intended, alone or in combination with one or more other drugs, to treat a serious or life‑threatening disease or condition, and preliminary clinical evidence indicates that the product candidate may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For products designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Products designated as breakthrough therapies by the FDA may also be eligible for accelerated approval.

Designation as a breakthrough therapy is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of a breakthrough therapy designation for a product candidate may not result in a faster development process, review or approval compared to product candidates without the breakthrough therapy designation and, in any event, does not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualify as breakthrough therapies, the FDA may later decide that the product candidates no longer meet the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.

We may seek Fast Track, Accelerated Approval and/or Priority Review designation of some of our product candidates. There is no assurance that the FDA will grant such designations and, even if it does grant any such designation for one of our product candidates, that designation may not ultimately lead to a faster development or regulatory review or approval process, and it does not increase the likelihood that our product candidates will receive marketing approval in the United States.

We may seek Fast Track, Accelerated Approval and/or Priority Review designation and review for our product candidates. We have not, at this point, had any specific discussions with the FDA about the potential for any of our product candidates to take advantage of these potential pathways. The FDA has broad discretion whether or not to grant any of these designations, so even if we believe a particular product candidate is eligible for such a designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. In addition, the FDA may withdraw any such designation if it believes that the designation is no longer supported by data from our clinical development program. In addition, any such designation does not have any impact on the likelihood that a product candidate will ultimately be granted marketing approval in the United States.

We plan to seek orphan product designation for certain of our product candidates for certain indications, and we may be unable to obtain orphan product designation, and even if we do, we may be unable to maintain the benefits associated with orphan product designation, including the potential for marketing exclusivity. Moreover, if our competitors are able to obtain orphan product designation and the associated exclusivity for their products that are competitors with our product candidates, the applicable regulatory authority may be prohibited from approving our products for a significant period of time.

Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product candidate as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as having a prevalence of 200,000 affected individuals in the United States or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the United States, orphan designation entitles a party to financial incentives such as opportunities for grant funding toward clinical trial costs, tax advantages and user‑fee waivers.

Generally, if a product candidate with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the FDA or the EMA from approving another marketing application for the same drug for the same indication for that time period, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity or where the manufacturer is unable to assure sufficient product quantity. The applicable period is seven years in the United States and 10 years in Europe. The European exclusivity period can be reduced to six years if a product no longer meets the criteria for orphan drug designation or if the product is sufficiently profitable so that market exclusivity is no longer justified. Orphan drug exclusivity may be lost if the FDA or EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the product to meet the needs of patients with the rare disease or condition.

Moreover, even if we obtain orphan designation, we may not be the first to obtain marketing approval of our product candidate for the orphan‑designated indication due to the uncertainties associated with developing pharmaceutical products. In addition, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan‑designated indication. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties can be approved for the same condition. Even after an orphan product is approved, the FDA can subsequently approve the same drug with the same active moiety for the same condition if the FDA concludes that the later drug is safer, more effective, or makes a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process. In addition, while we intend to seek orphan drug designation for our product candidates, we may never receive such designations.

Independent clinical investigators or CROs that we engage may not devote sufficient time or attention to conducting our clinical trials or may not be able to repeat their past success.

We expect to continue to depend on independent clinical investigators and may depend on CROs to conduct some of our clinical trials. CROs may also assist us in the collection and analysis of data. There is a limited number of third‑party service providers that specialize or have the expertise required to achieve our business objectives. Identifying, qualifying and managing performance of third‑party service providers can be difficult, time consuming and cause delays in our development programs. These investigators and CROs, if any, will not be our employees and we will not be able to control, other than by contract, the amount of resources, including time, which they devote to our product candidates and clinical trials. If independent investigators or CROs fail to devote sufficient resources to the development of our product candidates, or if their performance is substandard, it may delay or compromise the prospects for approval and commercialization of any product candidates that we develop. In addition, the use of third‑party service providers requires us to disclose our proprietary information to these parties, which could increase the risk that this information will be misappropriated. Further, the FDA requires that we comply with standards, commonly referred to as current Good Clinical Practice (cGCP) for conducting, recording and reporting clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial subjects are protected. Failure of clinical investigators or CROs to meet their obligations to us or comply with cGCP procedures could adversely affect the clinical development of our product candidates and harm our business.

We may not be able to attract collaborators or external funding for the development and commercialization of our product candidates.

Our product development programs and potential commercialization of our product candidates will require substantial additional capital to fund expenses. As part of our ongoing strategy, we may seek additional collaborative arrangements with pharmaceutical and biotechnology companies or other third parties or external funding for certain of our development programs and/or seek to expand existing collaborations to cover additional commercialization and/or development activities. We have a number of research programs and early‑stage clinical development programs. At any time, we may determine that in order to continue development of a product candidate or program or successfully commercialize a drug we need to identify a collaborator or amend or expand an existing collaboration. Potentially, and depending on the circumstances, we may desire that a collaborator either agree to fund portions of a drug development program led by us, or agree to provide all the funding and directly lead the development and commercialization of a program. We face significant competition in seeking appropriate collaborators. Collaborations are complex and time‑consuming to negotiate and document. We may also be restricted under existing collaboration agreements from entering into agreements on certain terms with other potential collaborators. No assurance can be given that any efforts we make to seek additional collaborative arrangements will be successfully completed on acceptable terms, a timely basis or at all.

If we are unable to negotiate favorable collaborations, we may have to curtail the development of a particular product candidate, reduce or delay its development program and its potential commercialization, reduce the scope of our sales or marketing activities, and/or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we will not be able to bring our product candidates to market and generate product revenue.

Risks Related to Our Marketed Products and Product Candidates

Our current and, in part, our future revenue depends on our ribavirin marketed product portfolio and near‑term line extensions.

Our current and, in part, our future revenue depends upon continued sales of our rivavirin portfolio of products, which has represented a substantial portion of our total revenues to date. Additionally, we co‑promote Qsymia for chronic weight management with VIVUS. We distribute tetrabenazine for chorea, an involuntary movement disorder associated with Huntington’s disease. We also distribute valganciclovir for the treatment of cytomegalovirus (CMV) retinitis, a viral inflammation of the retina of the eye, in patients with acquired immunodeficiency syndrome (AIDS) and for the prevention of CMV disease, a common viral infection complicating solid organ transplants, in kidney, heart and kidney‑pancreas transplant patients. Although we have acquired the rights to co‑promote Qsymia, tetrabenazine and valganciclovir, our revenue will likely be dependent on sales from our existing ribavirin product portfolio for the next few years. Based upon current market demand, we expect sales from our existing ribavirin product portfolio to decrease over the next few years. Such decrease will have a negative impact on our sales and profits.

Any issues relating to any of these products, such as safety or efficacy issues, reimbursement and coverage issues, marketing or promotional issues, the introduction or greater acceptance of competing products, including generics, or adverse regulatory or legislative developments may reduce our revenues and adversely affect our results.

In addition, our competitors have developed and introduced and are continuing to develop and introduce additional products for chronic HCV infection that may, or may not, require the use of ribavirin in combination, or may require lower doses or shorter durations of treatment with ribavirin, which have had and would likely continue to have a negative impact on our sales and profits.

If we fail to maintain our competitive position with RibaPak and Ribasphere versus generics or other high‑dose ribavirin product offerings, our business and market position will suffer, and our competitive position may be significantly impacted by the availability of new innovator treatments for chronic HCV infection.

The pharmaceutical industry is characterized by rapidly advancing technologies, intense competition and a strong emphasis on developing proprietary therapeutics. We face competition from a number of sources, such as pharmaceutical companies, generic drug companies, biotechnology companies, drug delivery companies and academic and research institutions, many of which have greater financial resources, marketing capabilities, sales forces, manufacturing capabilities, research and development capabilities, experience in obtaining regulatory approvals for drug product candidates and other resources than us.

In particular, RibaPak and Ribasphere face significant direct competition from other generic high‑dose ribavirin offerings, as well as competition from lower dose and lower cost generic versions of ribavirin. Additionally, the treatment of chronic HCV infection is rapidly changing as multiple new therapies have entered, such as Viekira Pak (AbbVie Inc.), Harvoni (Gilead Sciences, Inc.), Olysio (Janssen Pharmaceuticals, Inc.) and Zepatier (Merck & Co.), and will continue to enter the market that (either now or in the future) may not require the use of ribavirin as part of the treatment protocol.

With scrutiny on drug costs, payors may look for ways to reduce their overall cost of treatment by switching from RibaPak and other generic high‑dose formulations of ribavirin to a lower dose and lower cost generic version of ribavirin. If healthcare providers receive pressure from patients, or they are encouraged by insurers, to prescribe less expensive generics, or insurers impose additional formulary controls or restrictions on coverage of RibaPak and Ribasphere, our business would be significantly harmed. Additionally, we cannot assure you that other companies will not develop new products that may require a lower dose, shorter duration or complete removal of ribavirin from the treatment combination.

If RibaPak and Ribasphere are unable to be used successfully in combination with new therapies or if new therapies in development are able to achieve sufficiently high sustained virologic cure rates without ribavirin, we may be unable to compete effectively and our business would be materially and adversely affected. Additionally, generic manufacturers of ribavirin and direct high‑dose ribavirin competitors may try to compete with RibaPak and Ribasphere by reducing their prices or adopting other competitive marketing and promotional tactics that could harm our business.

We cannot be certain how profitable, if at all, the commercialization of our marketed products will be.

To become and remain profitable, we must compete effectively against other therapies with our ribavirin portfolio of products, Qsymia, tetrabenazine, valganciclovir or any of our product candidates for which we obtain marketing approvals, as well as developing and eventually commercializing product candidates with significant market potential. This will require us to be successful in a range of challenging activities, including discovering product candidates, completing preclinical testing and clinical trials for our product candidates and obtaining regulatory approval for these line extensions and product candidates, in addition to the manufacturing, marketing and selling of those products for which we may obtain regulatory approval. We may never succeed in these activities and may never generate revenues that are significant or large enough to achieve profitability.

In addition to the risks discussed elsewhere in this section, our ability to continue to generate revenues from our commercialized products will depend on a number of factors, including, but not limited to:

•	achievement of broad market acceptance and coverage by third‑party payors for our products;
•	the effectiveness of our collaborators’ efforts in marketing and selling our products;
•	our ability to successfully manufacture, or have manufactured, commercial quantities of our products at acceptable cost levels and in compliance with regulatory requirements;
•	our ability to maintain a cost‑efficient organization and, to the extent we seek to do so, to collaborate successfully with additional third parties;
•	our ability to expand and maintain intellectual property protection for our products successfully;
•	the efficacy and safety of our products; and/or
•	our ability to comply with regulatory requirements, which are subject to change.

Because of the numerous risks and uncertainties associated with our commercialization efforts, we may not be able to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. A failure to become and remain profitable would depress the value of our company and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations. A decline in the value of our company could also cause you to lose all or part of your investment.

Our inability to accurately estimate demand for our products, the uptake of new products or the timing of fluctuations in the inventories maintained by customers makes it difficult for us to accurately forecast sales and may cause our financial results to fluctuate.

We are unable to accurately estimate demand for our products, including uptake from new products, as demand is dependent on a number of factors. We sell products primarily to wholesalers and specialty pharmacies. These customers maintain and control their own inventory levels by making estimates to determine end user demand. Our customers may not be effective in matching their inventory levels to actual end user demand. As a result, changes in inventory levels held by our customers can cause our operating results to fluctuate unexpectedly. Adverse changes in economic conditions or other factors may cause our customers to reduce their inventories of our products, which would reduce their orders from us, even if end user demand has not changed. If our inventory exceeds demand from our customers and exceeds its shelf life, we will be required to destroy unsold inventory and write off its value. As our inventory and distribution channels fluctuate from quarter to quarter, we may continue to see fluctuations in our earnings and a mismatch between prescription demand for our products and our revenues.

In addition, the non‑retail sector in the United States, which includes government institutions, including state drug assistance programs, correctional facilities and large health maintenance organizations, may be inconsistent in terms of buying patterns and may cause quarter over quarter fluctuations that do not necessarily mirror patient demand. Federal and state budget pressure may cause purchasing patterns to not reflect patient demand.

If we discover safety issues with any of our products or if we fail to comply with continuing U.S. and applicable foreign regulations, commercialization efforts for the product could be negatively affected, the approved product could be subject to withdrawal of approval or sales could be suspended, and our business could be materially harmed.

Our products are subject to continuing regulatory oversight, including the review of additional safety information. Drugs are more widely used by patients once approval has been obtained and therefore side effects and other problems may be observed after approval that were not seen or anticipated, or were not as prevalent or severe, during pre‑approval clinical trials or nonclinical studies. The subsequent discovery of previously unknown problems with a product, or public speculation about adverse safety events, could negatively affect commercial sales of the product, result in restrictions on the product or lead to the withdrawal of the product from the market.

If we or our collaborators fail to comply with applicable continuing regulatory requirements, we or our collaborators may be subject to fines, suspension or withdrawal of regulatory approvals for specific products, product recalls and seizures, injunctions, consent decrees or other operating restrictions and/or criminal prosecutions. In addition, the manufacturers we engage to make our products and the manufacturing facilities in which our products are made are subject to periodic review and inspection by the FDA and foreign regulatory authorities. If problems are identified during the review or inspection of these manufacturers or manufacturing facilities, it could result in our inability to use the facility to make our product or a determination that inventories are not safe for commercial sale.

If physicians, nurses, pharmacists, patients, the medical community and/or third‑party payors do not accept our drugs or product candidates, we may be unable to generate significant revenue in future periods.

Our drugs may not gain or maintain market acceptance among physicians, nurses, pharmacists, patients, the medical community and/or third‑party payors. Effectively marketing our products and any of our product candidates, if approved, requires substantial efforts and resources, both prior to launch and after approval; and marketing efforts are subject to numerous regulatory restrictions as well as fraud and abuse laws. The demand for our drugs and degree of market acceptance of our product candidates will depend on a number of factors including:

•	limitations or warnings contained in the approved labeling for any of our drugs or product candidates;
•	changes in the standard of care for the targeted indications for any of our drugs or product candidates;
•	lower demonstrated efficacy, safety and/or tolerability compared to other drugs;
•	prevalence and severity of adverse side‑effects;
•	lack of cost‑effectiveness;
•	limited or lack of reimbursement and coverage from government authorities, managed care plans and other third‑party payors;
•	a decision to wait for the approval of other therapies in development that have significant perceived advantages over our drug;
•	the clinical indications for which the product is approved;
•	adverse publicity about any of our drugs or product candidates or favorable publicity about competitive products;
•	the timing or market introduction of any approved products as well as competitive products;
•	the extent to which our drugs and product candidates are approved for inclusion on formularies of hospitals and manages care organizations;
•	whether our drugs and product candidates are designated under physician treatment guidelines as first‑line therapies or as a second‑ or third‑line therapies for particular diseases;
•	convenience and ease of administration;
•	availability of alternative therapies at similar or lower cost, including generic and over‑the‑counter products;
•	other potential advantages of alternative treatment methods;

•	ineffective sales, marketing and/or distribution support; and/or
•	potential product liability claims.

If any of our drugs or product candidates fails to maintain or achieve, as applicable, market acceptance, we will not be able to generate significant revenue in future periods.

Failure to comply with FDA promotional rules may subject us to withdrawal, and correction, of related product promotion, seizure of product and other administrative or enforcement actions as well as the potential for ancillary liability under the False Claims Act (False Claims Act) and/or product liability litigation.

The FDA regulates the promotion of our products, which may only be promoted within their approved indication for use. Promotional materials and activity must be presented with fair balance of the risks and benefits of any product in a manner which is not otherwise inaccurate or misleading. The FDCA and the FDA’s implementing regulations require that manufacturers label, advertise and promote their products with appropriate safety warnings and adequate directions for their FDA‑approved use. However, the FDA does not have the legal authority to regulate the practice of medicine. Although physicians are permitted, based on their medical judgment, to prescribe products for indications other than those approved by the FDA, manufacturers are prohibited from promoting their products for such off‑label uses. We market RibaPak and Ribasphere in combination with peginterferon alfa‑2a for the treatment of adults with chronic hepatitis C virus (HCV) infection who have compensated liver disease and have not been previously treated with interferon alpha. We co‑promote Qsymia, which should be used together with a reduced‑calorie diet and increased physical activity for chronic weight management in adults with an initial body mass index (BMI) of 30 kg/m2 or greater (obese) or 27 kg/m2 or greater (overweight) in the presence of at least one weight‑related medical condition such as high blood pressure, type 2 diabetes or high cholesterol. We also distribute tetrabenazine tablets, which are indicated for the treatment of chorea and valganciclovir tablets, which are indicated for the treatment of CMV retinitis in patients with AIDS and for the prevention of CMV disease in kidney, heart and kidney‑pancreas transplant patients.

Due to the evolving chronic HCV infection treatment landscape, the indication for RibaPak and Ribasphere is inconsistent with the current standard of care. This increases the risk of potential off‑label promotional activity, which could result in increased regulatory scrutiny. If the FDA determines that our promotional materials, training or other activities constitute off‑label promotion, it could request that we modify our training or promotional materials or other activities or subject us to regulatory enforcement actions, including the issuance of a warning letter, injunction, seizure, civil fine and criminal penalties. Violation of the FDCA and other statutes, including the False Claims Act, relating to the promotion and advertising of prescription drugs may also lead to investigations or allegations of violations of federal and state healthcare fraud and abuse laws and state consumer protection laws. The FDA or other regulatory authorities could also request that we enter into a consent decree or a corporate integrity agreement, or seek a permanent injunction against us under which specified promotional conduct is monitored, changed or curtailed.

Although recent decisions of the United States Supreme Court, the U.S. Court of Appeals for the Second Circuit and the U.S. District Court for the Southern District of New York have clarified that the United States may not, consistent with the First Amendment, restrict or punish a pharmaceutical manufacturer’s truthful and non‑misleading speech promoting the lawful use of an approved drug, there are still significant risks in this area. It is unclear how these court decisions will impact the FDA’s enforcement practices, and there is likely to be substantial disagreement and difference of opinion regarding whether any particular statement is truthful and not misleading.

In the past we have been subject to enforcement action relating to allegations of improper promotion of our products. In March 2011, Kadmon Pharmaceuticals received a warning letter from the FDA’s Division of Drug Marketing, Advertising, and Communications (now known as the Office of Prescription Drug Promotion (OPDP)) alleging false or misleading promotional materials for Infergen, a product we then marketed, due to omission of important risk information, broadening of the approved indication, omission of material statements relating to the approved indication, overstatements of efficacy, and unsubstantiated promotional claims. The promotional piece that gave rise to the warning letter was circulated prior to the date on which we acquired the product at issue, through our acquisition of Three Rivers Pharmaceuticals, LLC in 2010, and the matter was closed out with the FDA in August 2011. We subsequently divested the product at issue in 2013.

Subsequently, in November 2013, we received a warning letter from OPDP regarding a January 2013 RibaPak Intro Letter for RibaPak sent by Kadmon Pharmaceuticals to a select group of healthcare providers. In its warning letter, OPDP stated that Kadmon Pharmaceuticals’ letter omitted important risk information for Ribasphere RibaPak, suggested that the drug is useful in a broader range of patients or conditions than has been substantiated, omitted material facts, made unsubstantiated efficacy claims and failed to provide adequate directions for use in violation of the FDCA.

In response to the 2013 warning letter, we immediately ceased the dissemination of all marketing and promotional materials at issue, and commenced discussions with OPDP. A corrective letter was disseminated and on April 21, 2014, OPDP informed us that the matter was closed. We cannot guarantee that the FDA will not raise issues in the future regarding our promotional materials or promotional practices, and if so, we could be subject to additional enforcement action.

If we cannot successfully manage the promotion of our currently marketed products, and product candidates, if approved, we could become subject to significant liability which would materially adversely affect our business and financial condition. It is also possible that other federal, state or foreign enforcement authorities, or private parties, might take action if they believe that an alleged improper promotion led to inappropriate use of one of our products and/or the submission and payment of claims for an off‑label use, which could result in significant fines or penalties under other statutory provisions, such as the False Claims Act and similar laws. Even if it is later determined that we were not in violation of these laws, we may face negative publicity, incur significant expenses defending our actions and have to divert significant management resources from other matters. In addition, there are a number of specific FDA requirements related to drug labeling and advertising, and failure to adhere to these requirements could result in our products being deemed “misbranded.”

The manufacture of pharmaceutical products is a highly exacting and complex process, and if our suppliers encounter problems manufacturing our products, our business could suffer.

The manufacture of pharmaceutical products is a highly exacting and complex process, due in part to strict regulatory requirements. Problems may arise during manufacturing for a variety of reasons, including equipment malfunction, failure to follow specific protocols and procedures, problems with raw materials, delays related to the construction of new facilities or the expansion of existing facilities, including those intended to support future demand for our products, changes in manufacturing production sites and limits to manufacturing capacity due to regulatory requirements, changes in the types of products produced, physical limitations that could inhibit continuous supply, man‑made or natural disasters and environmental factors. If problems arise during the production of a batch of product, that batch of product may have to be discarded and we may experience product shortages or incur added expenses. This could, among other things, lead to increased costs, lost revenue, damage to customer relationships, time and expense spent investigating the cause and, depending on the cause, similar losses with respect to other batches or products. If problems are not discovered before the product is released to the market, recall and product liability costs may also be incurred.

Risks Related to Government and Regulatory Agencies

If we engage in research or commercial activities involving any of our products or pipeline assets in a manner that violates federal or state healthcare laws, including fraud and abuse laws, false claims laws, disclosure laws, government price reporting and healthcare information privacy and security laws or other similar laws, we may be subject to corporate or individual civil, criminal and administrative penalties, damages, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations.

Our business operations and activities are subject to extensive federal, state and local fraud and abuse and other healthcare laws and regulations, such as the False Claims Act and the federal Anti‑Kickback Statute, the Foreign Corrupt Practices Act (FCPA), federal Civil Monetary Penalty statute, the PPACA program integrity requirements, and patient privacy laws and regulation. These laws and regulations constrain, among other things, the business or financial arrangements and relationships through which we may research and develop any product candidate, as well as market, sell and distribute any approved products. The laws that may affect our ability to operate include, but are not limited to:

•

The federal Anti‑Kickback Statute, which prohibits, among other things, persons or entities from knowingly and willfully offering, paying, soliciting, receiving or providing remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or in return for, either the referral of an individual, or the ordering, purchasing, furnishing, or recommending of, or arranging for, any good, facility, item or service that is reimbursable, in whole or in part, by a federal healthcare program, such as Medicare or Medicaid. The federal Anti‑Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, patients, purchasers and formulary managers on the other hand, and therefore constrains our sales and marketing practices and our various service arrangements with physicians, including physicians who make clinical decisions to use our products. Due to the breadth of, and the narrowness of the statutory exceptions and safe harbors available under, the federal Anti‑Kickback Statute, it is possible that some of our business activities, including our patient assistance programs and our relationship with physicians, hospitals, specialty pharmacies, group purchasing organizations and distributors could be subject to challenge under the federal Anti‑Kickback Statute. A person or entity does not need to have actual knowledge of the federal Anti‑Kickback Statute or specific intent to violate it in order to have committed a violation. In addition, the government may assert that a claim that includes items or services resulting from a violation of the federal Anti‑Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchasing or recommending may be subject to scrutiny or penalty if they do not qualify for an exemption or safe harbor. Our practices may not meet all of the criteria for safe harbor protection from federal Anti‑Kickback Statute liability in all cases.

•

The False Claims Act and Civil Monetary Penalty statute prohibit any person from knowingly presenting, or causing to be presented, to the federal government, claims for payment or approval that are false or fraudulent or making, or causing to be made, a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. Pharmaceutical companies have been prosecuted under these laws for a variety of alleged promotional and marketing activities, such as allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product; reporting to pricing services inflated average wholesale prices that were then used by federal programs to set reimbursement rates; engaging in promotion for uses that the FDA has not approved, known as “off‑label” uses, that caused claims to be submitted to Medicaid for non‑covered off‑label uses; and submitting inflated “best price” information to the Medicaid Drug Rebate Program.

•

The federal Health Insurance Portability and Accountability Act of 1996 (HIPAA) and its implementing regulations, which created federal criminal laws that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private), willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false, fictitious or fraudulent statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters. Similar to the federal Anti‑Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation.

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (HITECH), and their respective implementing regulations, imposes requirements, including mandatory contractual terms, on certain covered healthcare providers, health plans, and healthcare clearinghouses, as well as their respective business associates that perform services for them that involve the creation, use, maintenance or disclosure of, individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization.

•

The federal Physician Payments Sunshine Act enacted under the PPACA and its implementing regulations requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the government payments or other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), nurse practitioners and teaching hospitals, and requires applicable manufacturers and group purchasing organizations to report annually to the government ownership and investment interests held by the physicians described above and their immediate family members and payments or other “transfers of value” to such physician owners. We were required to begin collecting information regarding such payments starting August 1, 2013 with our first report due March 31, 2014. Manufacturers are required to submit reports to the government by the 90th day of each calendar year. The PPACA also requires the CMS to forward data submitted by manufacturers to Congress and State Attorneys General on a regular basis. We have dedicated significant resources to enhance our systems and processes in order to comply with these regulations. Failure to comply with the reporting requirements would result in significant civil monetary penalties as well as reputational harm, and could draw scrutiny to financial relationships with physicians, which as a general matter could increase anti‑kickback statute and False Claims Act enforcement risks.

•	Federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers.
•

Federal government price reporting laws, which require us to calculate and report complex pricing metrics to government programs, where such reported prices may be used in the calculation of reimbursement and/or discounts on our marketed drugs. Participation in these programs and compliance with the applicable requirements may subject us to potentially significant discounts on our products, increased infrastructure costs, potential liability for the failure to report such prices in an accurate and timely manner, and potentially limit our ability to offer certain marketplace discounts.
•

State law equivalents of each of the above federal laws, such as anti‑kickback, false claims which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor, consumer protection and unfair competition laws which may apply to our business practices, including but not limited to, research, distribution, sales and marketing arrangements as well as submitting claims involving healthcare items or services reimbursed by any third‑party payors, including commercial insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government that otherwise restricts payments that may be made to healthcare providers; state laws that require drug manufacturers to file reports with states regarding marketing information, such as the tracking and reporting of gifts, compensations and other remuneration and items of value provided to healthcare professionals and entities (compliance with such requirements may require investment in infrastructure to ensure that tracking is performed properly, and some of these laws result in the public disclosure of various types of payments and relationships, which could potentially have a negative effect on our business and/or increase enforcement scrutiny of our activities); and state laws governing the privacy and security of health information in certain circumstances and often are not preempted by HIPAA, many of which differ from each other in significant ways, with differing effects, complicating compliance efforts.

In addition, any sales of our products or product candidates once commercialized outside the United States will also likely subject us to foreign equivalents of the healthcare laws mentioned above, among other foreign laws.

We have entered into consulting agreements, scientific advisory board, and other financial arrangements with physicians, including some who prescribe our products and may prescribe our product candidates, if approved. Compensation for some of these arrangements includes the provision of stock options. While these arrangements were structured to comply with all applicable laws, including state and federal anti‑kickback laws, to the extent applicable, regulatory agencies may view these arrangements as prohibited arrangements that must be restructured, or discontinued, or for which we could be subject to other significant penalties. Moreover, while we do not submit claims and our customers make the ultimate decision on how to submit claims, we may provide reimbursement guidance and support to our customers and patients. If a government authority were to conclude that we provided improper advice to our customers and/or encouraged the submission of false claims for reimbursement, we could face action against by government authorities.

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. The sales and marketing practices of our industry are the subject of immense scrutiny from federal and state government agencies. Despite sequestration measures, governmental enforcement funding continues at robust levels and enforcement officials are interpreting fraud and abuse laws broadly. It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws and regulations. The risk of our being found in violation of these laws is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are subject to a variety of interpretations. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources, divert our management’s attention from the operation of the business, and generate negative publicity, which could harm our business. If our past or present operations are found to be in violation of any such laws or any other governmental regulations that may apply to us, we may be subject to, without limitation, civil, criminal and administrative penalties, damages, monetary fines, disgorgement, exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings and/or the curtailment or restructuring of our operations. If we were to be excluded from federal healthcare programs, it would mean that no federal healthcare program payment could be made for any of our products.

We are planning to pursue the FDA 505(b)(2) pathway for one of our product candidates (KD034), and if we are not able to successfully do so, seeking approval of this product candidate through the 505(b)(1) NDA pathway would require full reports of investigations of safety and effectiveness. Even if we are able to pursue the 505(b)(2) pathway, we could be subject to legal challenges and regulatory changes which might result in extensive delays or result in our 505(b)(2) application being unsuccessful.

Section 505(b)(2) of the FDCA permits the filing of an NDA where at least some of the information required for approval comes from studies that were not conducted by or for the applicant and for which the applicant has not obtained a right of reference. Section 505(b)(2), if applicable to us, would allow an NDA we submit to the FDA to rely in part on data in the public domain or the FDA’s prior conclusions regarding the safety and effectiveness of approved compounds, which could expedite the development program for a product candidate by potentially decreasing the amount of clinical data that we would need to generate in order to obtain FDA approval. We plan to pursue this pathway for one of our product candidates: KD034.

If the FDA does not allow us to pursue the Section 505(b)(2) regulatory pathway as anticipated, we would need to reconsider our plans for this product and might not be able to commercialize it in a cost‑efficient manner, or at all. If we were to pursue approval under the 505(b)(1) NDA pathway, would be subject to the full requirements and risks described for our other product candidates.

In some instances over the last few years, certain brand‑name pharmaceutical companies and others have objected to the FDA’s interpretation of Section 505(b)(2) and legally challenged decisions by the agency. If an FDA decision or action relative to our product candidate, or the FDA’s interpretation of Section 505(b)(2) more generally, is successfully challenged, it could result in delays or even prevent the FDA from approving a 505(b)(2) application for KD034.

The pharmaceutical industry is highly competitive, and Section 505(b)(2) NDAs are subject to special requirements designed to protect the patent rights of sponsors of previously approved drugs that are referenced in a Section 505(b)(2) NDA. A claim by the applicant that a patent is invalid or will not be infringed is subject to challenge by the patent holder, requirements may give rise to patent litigation and mandatory delays in approval (i.e., a 30‑month stay) of a 505(b)(2) application. It is not uncommon for a manufacturer of an approved product to file a citizen petition with the FDA seeking to delay approval of, or impose additional approval requirements for, pending competing products. If successful, such petitions can significantly delay, or even prevent, the approval of the new product. However, even if the FDA ultimately denies such a petition, the FDA may substantially delay approval while it considers and responds to the petition.

In the Federal Register of February 6, 2015, the FDA published a proposed rule to implement statutes that govern the approval of 505(b)(2) applications and ANDAs. The FDA also requested comment on its proposal to amend certain regulations regarding 505(b)(2) applications and ANDAs to facilitate compliance with and efficient enforcement of the FD&C Act. Comments on the proposed rule will inform the FDA’s rulemaking on ANDAs and 505(b)(2) applications, and at this time the implications of these potential regulatory changes is uncertain.

Even if we are able to utilize the Section 505(b)(2) regulatory pathway, there is no guarantee this would ultimately lead to accelerated product development or earlier approval.

Even if approved pursuant to the Section 505(b)(2) regulatory pathway, a drug may be subject to the same post‑approval limitations, conditions and requirements as any other drug.

Our commercial success depends on adequate reimbursement and coverage from third‑party commercial and government payors for our products, and changes to coverage or reimbursement policies, as well as healthcare reform measures, may materially harm our sales and potential revenue.

Our current sales in the United States of Ribasphere (ribavirin) tablets and capsules and RibaPak are dependent on the formulary approval and the extent of reimbursement from third‑party payors, including government programs (such as Medicare and Medicaid) and private payor healthcare and insurance programs. Coverage and reimbursement for our products can differ significantly from payor to payor. Even when we obtain coverage and reimbursement for our products, we may not be able to maintain adequate coverage and reimbursement in the future.

There is significant uncertainty related to the third‑party coverage and reimbursement of newly approved products. We intend to seek approval to market our product candidates in the United States, Europe and other selected foreign jurisdictions. Market acceptance and commercial success of our product candidates in both domestic and international markets will depend significantly on the availability of adequate coverage and reimbursement from third‑party payors for any of our product candidates.

Obtaining coverage and reimbursement approval for a product from a government or other third‑party payor is a time consuming and costly process that could require us to provide to the payor supporting scientific, clinical and cost‑effectiveness data for the use of our products to each third‑party payor separately, with no assurance that coverage and adequate reimbursement will be obtained or applied consistently. We may not be able to provide data sufficient to gain acceptance with respect to coverage and reimbursement. Additionally, coverage may be more limited than the purposes for which the product is approved by the FDA or similar regulatory authorities outside of the United States. Assuming that coverage is obtained for a given product, the resulting reimbursement rates might not be adequate or may require co‑payments that patients find unacceptably high. Patients, physicians, and other healthcare providers may be less likely to prescribe, dispense or use, as applicable, our products unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our products.

Government payors and other third‑party payors, such as private health insurers and health maintenance organizations, decide which drugs they will cover and the amount of reimbursement. Coverage decisions may depend upon clinical and economic standards that disfavor new drug or biologic products when more established or lower‑cost therapeutic alternatives are already available or subsequently become available. Based upon a number of factors, including clinical and economic standards, our products may not qualify for coverage and reimbursement. Coverage and reimbursement by a third‑party payor may depend upon a number of factors, including, but not limited to, the third‑party payor’s determination that use of a product is:

•	a covered benefit under its health plan;
•	safe, effective and medically necessary;
•	appropriate for the specific patient;
•	cost‑effective;
•	neither experimental nor investigational;
•	prescribed by a practitioner acting within the scope of license and health plan participation agreements;
•	documented adequately in the patient’s medical record;
•	dispensed by a participating pharmacy; and/or
•	logged and documented appropriately by the dispensing pharmacy.

The market for our products will depend significantly on access to third‑party payors’ drug formularies for which third‑party payors provide coverage and reimbursement. The industry competition to be included in such formularies often leads to downward pricing pressures on pharmaceutical companies. Also, third‑party payors may refuse to include a particular branded drug in their formularies or otherwise restrict patient access to a branded drug when a less costly generic equivalent or other alternative is available. If coverage and reimbursement of our future products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, we may be unable to achieve or sustain profitability.

In the United States, our products may be subject to discounts from list price and rebate obligations, and we have experienced increased pricing pressure and restrictions on patient access, such as prior authorizations, due to new and expensive therapies that have entered the hepatitis C market. Third‑party payors have from time to time refused to include our products in their formularies, limit the type of patients for whom coverage will be provided, or restrict patient access to our products through formulary control or otherwise, in favor of less‑costly generic versions of ribavirin or other treatment alternatives. Any change in formulary coverage, treatment paradigm, reimbursement levels, discounts or rebates offered on our products may impact our anticipated revenues.

In the United States, governmental and commercial third‑party payors are developing increasingly sophisticated methods of controlling healthcare costs. We believe that pricing pressure for our products will continue, and future coverage and reimbursement will likely be subject to increased restrictions. For example, the PPACA, which has already imposed significant healthcare cost containment measures, also encourages the development of comparative effectiveness research and any adverse findings for our products from such research may reduce the extent of coverage and reimbursement for our products. The PPACA created the Patient‑Centered Outcomes Research Institute (PCORI) to review the effectiveness of treatments and medications in federally‑funded healthcare programs. The PCORI publishes the results of its studies. An adverse finding result may result in a treatment or product being removed from Medicare or Medicare coverage.

Managed care organizations continue to seek price discounts and in some cases, to impose restrictions on the coverage of particular drugs. Government efforts to reduce Medicaid expenses may lead to increased use of managed care organizations by Medicaid programs, which may result in managed care organizations influencing prescription decisions for a larger segment of the population, which could constrain pricing, formulary position or reimbursement for our products. Economic pressure on state budgets may also have a similar impact on Medicaid coverage and reimbursement. A reduction in the availability or extent of reimbursement or removal from and restrictions in use on formularies from U.S. government programs and other third‑party payors could have a material adverse effect on the sales of RibaPak.

If adequate coverage and reimbursement by third‑party payors, including Medicare and Medicaid in the UnitedStates, is not available, our ability to continue to successfully market the RibaPak and Ribasphere line of ribavirin products will be materially adversely impacted and it would cause irreversible damage to our financial position, unless we are successful in developing or acquiring rights to promote another product. We can make no assurances that we can do so on a timely basis or on favorable terms, if at all. In certain countries in the European Union and some other international markets, governments provide healthcare at low‑cost to consumers and regulate pharmaceutical pricing, patient eligibility or reimbursement levels to control costs for the government‑sponsored healthcare system. We expect to see strong efforts to reduce healthcare costs in our international markets, including: patient access restrictions; suspensions on price increases; prospective and possibly retroactive price reductions, mandatory discounts and rebates, and other recoupments; recoveries of past price increases; and greater importation of drugs from lower‑cost countries to higher‑cost countries. In addition, certain countries set prices by reference to the prices in other countries where our products are marketed. Thus, our inability to secure adequate prices in a particular country may not only limit the marketing of our products within that country, but may also adversely affect our ability to obtain acceptable prices in other markets.

Healthcare reform measures could hinder or prevent our product candidates’ commercial success and could increase our costs.

In both the United States and certain foreign jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system that could impact our ability to sell our products profitably. Among policy makers and payors in the United States and elsewhere, there is a significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and expanding individual access to healthcare. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. For example, in 2010, the PPACA was enacted, which was intended to expand healthcare coverage within the United States, primarily through the imposition of health insurance mandates on employers and individuals, strengthening of program integrity measures and enforcement authority, and expansion of the Medicaid program. The PPACA substantially changes the way healthcare is financed by both governmental and private insurers and significantly affects the pharmaceutical industry. Several provisions of the new law, which have varying effective dates, may affect us and will likely increase certain of our costs. In this regard, the PPACA includes the following provisions:

•

an annual, non‑deductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs that began in 2011;

•	an increase in the rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13% of the average manufacturer price for branded and generic drugs, respectively;
•	an extension of manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;
•

new methodologies by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, and for drugs that are line extensions;

•

changes to the Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point‑of‑sale discounts to negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;

•	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;
•

expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for certain individuals with income at or below 133% of the Federal Poverty Level, thereby potentially increasing manufacturers’ Medicaid rebate liability;

•	a new requirement to annually report drug samples that manufacturers and distributors provide to licensed practitioners or to pharmacies of hospitals or other healthcare entities;
•	a licensure framework for follow‑on biologic products;
•	a new Patient‑Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and
•	creation of the Independent Payment Advisory Board which has the authority to recommend certain changes to the Medicare program that could result in reduced payments for prescription drugs.

The reforms imposed by the new law will significantly impact the pharmaceutical industry; however, the full effects of the PPACA cannot be known until these provisions are implemented and the CMS and other federal and state agencies issue and finalize all applicable regulations or guidance. We will continue to evaluate the PPACA, the implementation of regulations or guidance related to various provisions of the PPACA by federal agencies, as well as trends and changes that may be encouraged by the legislation and that may potentially have an impact on our business over time. The cost of implementing more detailed record keeping systems and otherwise complying with these regulations could substantially increase our costs. The changes to the way our products are reimbursed by the CMS could reduce our revenues. Both of these situations could adversely affect our results of operations. There have been judicial and Congressional challenges to certain aspects of the PPACA, and we expect there will be additional challenges and amendments to the PPACA in the future.

In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. These changes included aggregate reductions to Medicare payments to providers and suppliers of up to 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2025 unless additional Congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers and suppliers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws and future healthcare reform laws may result in additional reductions in Medicare and other healthcare funding.

There also have been, and likely will continue to be, legislative and regulatory proposals at the federal and state levels and elsewhere directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. In addition, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. Additional changes could be made to governmental healthcare programs that could significantly impact the success of our products or product candidates. We cannot predict the initiatives that may be adopted in the future. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare may adversely affect:

•	the demand for any products for which we may obtain regulatory approval;
•	our ability to set a price that we believe is fair for our products;
•	our ability to generate revenues and achieve or maintain profitability;
•	the level of taxes that we are required to pay; and/or
•	the availability of capital.

Government price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our current and future products.

International operations are also generally subject to extensive price and market regulations and there are many proposals for additional cost‑containment measures, including proposals that would directly or indirectly impose additional price controls or reduce the value of our intellectual property portfolio or may make it economically unsound to launch our products in certain countries. We cannot predict the extent to which our business may be affected by these or other potential future legislative or regulatory developments. Future price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our current and future products, which would adversely affect our revenue and results of operations.

Additionally, in some countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product candidate. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after coverage and reimbursement have been obtained. Reference pricing used by various European Union member states and parallel distribution or arbitrage between low‑priced and high‑priced member states, can further reduce prices. To obtain reimbursement or pricing approval in some countries, we may be required to conduct additional clinical trials that compare the cost‑effectiveness of our product candidates to other available therapies, which is time‑consuming and costly. If reimbursement of our product candidates is unavailable or limited in scope or amount in a particular country, or if pricing is set at unsatisfactory levels, we may be unable to achieve or sustain profitability of our products in such country.

Guidelines and recommendations published by government agencies, professional societies, and private foundations and organizations can reduce the use of our products and product candidates, if approved.

Government agencies promulgate regulations and guidelines applicable to certain drug classes which may include our products and product candidates that we are developing. In addition, from time to time, professional societies, practice management groups, private health/science foundations and organizations publish guidelines or recommendations directed to certain healthcare and patient communities. These recommendations may relate to such matters as usage, dosage, route of administration and use of concomitant therapies. Regulations or guidelines suggesting the reduced use of certain drug classes which may include our products and product candidates that we are developing or the use of competitive or alternative products as the standard of care to be followed by patients and healthcare providers could result in decreased use of our product candidates or negatively impact our ability to gain market acceptance and market share.

We could be adversely affected by violations of the FCPA and similar worldwide anti‑bribery laws.

We are subject to the FCPA, which generally prohibits companies and their intermediaries from making payments to non‑U.S. government officials for the purpose of obtaining or retaining business or securing any other improper advantage. We are also subject to anti‑bribery laws in the jurisdictions in which we operate. Although we have policies and procedures designed to ensure that we, our employees and our agents comply with the FCPA and other anti‑bribery laws, there is no assurance that such policies or procedures will protect us against liability under the FCPA or other laws for actions taken by our agents, employees and intermediaries with respect to our business or any businesses that we acquire. We do business in a number of countries in which FCPA violations have recently been enforced. Failure to comply with the FCPA, other anti‑bribery laws or other laws governing the conduct of business with foreign government entities, including local laws, could disrupt our business and lead to severe criminal and civil penalties, including imprisonment, criminal and civil fines, loss of our export licenses, suspension of our ability to do business with the federal government, denial of government reimbursement for our products and/or exclusion from participation in government healthcare programs. Other remedial measures could include further changes or enhancements to our procedures, policies, and controls and potential personnel changes and/or disciplinary actions, any of which could have a material adverse effect on our business, financial condition, results of operations and liquidity. We could also be adversely affected by any allegation that we violated such laws.

If our processes and systems are not compliant with regulatory requirements, we could be subject to restrictions on marketing our products or could be delayed in submitting regulatory filings seeking approvals for our product candidates.

We have a number of regulated processes and systems that are required to obtain and maintain regulatory approval for our drugs and product candidates. These processes and systems are subject to continual review and periodic inspection by the FDA and other regulatory bodies. If compliance issues are identified at any point in the development and approval process, we may experience delays in filing for regulatory approval for our product candidates, or delays in obtaining regulatory approval after filing. Any later discovery of previously unknown problems or safety issues with approved drugs or manufacturing processes, or failure to comply with regulatory requirements, may result in restrictions on such drugs or manufacturing processes, withdrawal of drugs from the market, the imposition of civil or criminal penalties or a refusal by the FDA and/or other regulatory bodies to approve pending applications for marketing approval of new drugs or supplements to approved applications, any of which could have a material adverse effect on our business. Given the number of high profile adverse safety events with certain drug products, regulatory authorities may require, as a condition of approval, costly risk evaluation and mitigation strategies, which may include safety surveillance, restricted distribution and use, patient education, enhanced labeling, expedited reporting of certain adverse events, pre‑approval of promotional materials and restrictions on direct‑to‑consumer advertising. For example, any labeling approved for any of our product candidates may include a restriction on the term of its use, or it may not include one or more intended indications. Furthermore, any new legislation addressing drug safety issues could result in delays or increased costs during the period of product development, clinical trials and regulatory review and approval, as well as increased costs to assure compliance with any new post‑approval regulatory requirements. Any of these restrictions or requirements could force us or our collaborators to conduct costly studies.

In addition, we are a party to agreements that transfer responsibility for complying with specified regulatory requirements, such as packaging, storage, advertising, promotion, record‑keeping and submission of safety and other post‑market information on the product or compliance with manufacturing requirements, to our collaborators and third‑party manufacturers. Approved products, manufacturers and manufacturers’ facilities are required to comply with extensive FDA requirements, including ensuring that quality control and manufacturing procedures conform to cGMP. As such, we and our contract manufacturers, which we are responsible for overseeing and monitoring for compliance, are subject to continual review and periodic inspections to assess compliance with cGMP. Accordingly, we and others with whom we work must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control. The FDA may hold us responsible for any deficiencies or noncompliance of our contract manufacturers in relation to our product candidates and commercial products. If our collaborators or third‑party manufacturers do not fulfill these regulatory obligations, any drugs we market or for which we or they obtain approval may be deemed adulterated, which carries significant legal implications, and may be subject to later restrictions on manufacturing or sale, which could have a material adverse effect on our business.

Risks Related to Our Intellectual Property Rights

If we are unable to obtain and maintain patent protection for our products and product candidates, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize products and product candidates similar or identical to ours, and our ability to successfully commercialize our products and product candidates may be adversely affected.

Our commercial success will depend, in part, on our ability to obtain and maintain patent protection in the United States and other countries with respect to our products and product candidates. We seek to protect our proprietary position by filing patent applications in the United States and abroad related to our products and product candidates that are important to our business. We cannot be certain that patents will be issued or granted with respect to applications that are currently pending or that we apply for in the future with respect to one or more of our products and product candidates, or that issued or granted patents will not later be found to be invalid and/or unenforceable.

The patent prosecution process is expensive and time‑consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Although we enter into non‑disclosure and confidentiality agreements with parties who have access to patentable aspects of our research and development output, such as our employees, collaboration partners, consultants, advisors and other third parties, any of these parties may breach the agreements and disclose such output before a patent application is filed, thereby jeopardizing our ability to seek patent protection.

We may license patent rights that are valuable to our business from third parties, in which event we may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering technology or medicines underlying such licenses. We cannot be certain that these patents and applications will be prosecuted and enforced in a manner consistent with the best interests of our business. If any such licensors fail to maintain such patents, or lose rights to those patents, the rights we have licensed may be reduced or eliminated and our right to develop and commercialize any of our products that are the subject of such licensed rights could be adversely affected. In addition to the foregoing, the risks associated with patent rights that we license from third parties also apply to patent rights we own.

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our pending and future patent applications may not result in patents being issued, and even if issued, the patents may not meaningfully protect our products or product candidates, effectively prevent competitors and third parties from commercializing competitive products or otherwise provide us with any competitive advantage. Our competitors or other third parties may be able to circumvent our patents by developing similar or alternative products in a non‑infringing manner. Changes in either the patent laws, implementing regulations or interpretation of the patent laws in the United States and other countries may also diminish the value of our patents or narrow the scope of our patent protection.

The laws of foreign countries may not protect our rights to the same extent as the laws of the United States, and many companies have encountered significant difficulties in protecting and defending such rights in foreign jurisdictions. For those countries where we do not have granted patents, we may not have any ability to prevent the unauthorized use or sale of our proprietary medicines and technology. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore we cannot be certain that we were the first to make the inventions claimed in our owned or any licensed patents or pending patent applications, or that we were the first to file for patent protection of such inventions.

Assuming the other requirements for patentability are met, prior to March 2013, in the United States, the first to make the claimed invention was entitled to the patent, while outside the United States, the first to file a patent application was entitled to the patent. Beginning in March 2013, the United States transitioned to a first‑inventor‑to‑file system in which, assuming the other requirements for patentability are met, the first‑inventor‑to‑file a patent application will be entitled to the patent. We may be subject to a third‑party preissuance submission of prior art to the U.S. Patent and Trademark Office (U.S. PTO) or become involved in opposition, derivation, revocation, reexamination, post‑grant and inter partes review or interference proceedings challenging our patent rights or the patent rights of others. Participation in these proceedings can be very complex, expensive and may divert our management’s attention from our core business. Furthermore, an adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize medicines without infringing third‑party patent rights.

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our patents may be challenged in the courts or patent offices in the United States and abroad. Such challenges may result in loss of exclusivity or in patent claims being narrowed, invalidated or held unenforceable, which could limit our ability to stop others from using or commercializing similar or identical products, or limit the duration of the patent protection of our products and product candidates. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our intellectual property may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours. Patent protection may not be available for some of our products or the processes under which they are used or manufactured. Our Ribasphere (ribavirin) tablets, capsules and the RibaPak products were approved under an ANDA in the United States. Although we hold patents for the RibaPak product, other generic manufacturers may file ANDAs in the United States seeking FDA authorization to manufacture and market additional generic versions of RibaPak, together with Paragraph IV certifications that challenge the scope, validity or enforceability of the RibaPak patents. If we must spend significant time and money protecting or enforcing our intellectual property rights, potentially at great expense, our business and financial condition may be harmed.

Issued patents covering one or more of our products could be found invalid or unenforceable if challenged in court.

If we or one of our licensing partners initiated legal proceedings against a third party to enforce a patent covering one of our product candidates, the defendant could counterclaim that the patent covering our product candidate is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Although we have conducted due diligence on patents we have exclusively in‑licensed, the outcome following legal assertions of invalidity and unenforceability during patent litigation is unpredictable. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness or non‑enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the U.S. PTO, or made a misleading statement, during prosecution. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re‑examination, post grant review, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). Such proceedings could result in revocation or amendment to our patents in such a way that they no longer cover our products and product candidates. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our product candidates. Such a loss of patent protection would have a material adverse impact on our business.

Third‑party claims of intellectual property infringement may prevent or delay our development and commercialization efforts.

Our commercial success depends in part on our avoiding infringement of the patents and proprietary rights of third parties. There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the pharmaceutical industries, including patent infringement lawsuits, interferences, oppositions and inter partes reexamination proceedings before the U.S. PTO, and corresponding foreign patent offices. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are pursuing development candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our product candidates may be subject to claims of infringement of the patent rights of third parties.

Third parties may assert that we are employing their proprietary technology without authorization. There may be third‑party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. Because patent applications can take many years to issue, there may be currently pending patent applications which may later result in issued patents that our product candidates may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. If any third‑party patents were held by a court of competent jurisdiction to cover the manufacturing process of any of our product candidates, any molecules formed during the manufacturing process or any final product itself, the holders of any such patents may be able to block our ability to commercialize such product unless we obtained a license under the applicable patents, or until such patents expire.

Similarly, if any third‑party patents were held by a court of competent jurisdiction to cover aspects of our formulations, processes for manufacture or methods of use, the holders of any such patents may be able to block our ability to develop and commercialize the applicable product unless we obtained a license or until such patent expires. In either case, such a license may not be available on commercially reasonable terms or at all. Even if we or our future strategic collaborators were able to obtain a license, the rights may be nonexclusive, which could result in our competitors gaining access to the same intellectual property.

Parties making claims against us may obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize one or more of our product candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, pay royalties, redesign our infringing products or obtain one or more licenses from third parties, which may be impossible or require substantial time and monetary expenditure.

Most of our competitors are larger than we are and have substantially greater resources and may be able to sustain the costs of complex patent litigation longer than we could. The uncertainties associated with litigation could have a material adverse effect on our ability to raise the funds necessary to continue our clinical trials, continue our internal research programs, in‑license needed technology or enter into strategic collaborations that would help us bring our product candidates to market.

We may be involved in lawsuits to protect or enforce our patents or the patents of our licensors, which could be expensive, time‑consuming and unsuccessful.

Competitors may infringe our patents or the patents of our licensors. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time‑consuming. In addition, in an infringement proceeding, a court may decide that a patent of ours or our licensors is not valid, is unenforceable and/or is not infringed, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. Interference proceedings provoked by third parties or brought by us may be necessary to determine the priority of inventions with respect to our patents or patent applications or those of our licensors. An adverse result in any litigation or defense proceedings could put one or more of our patents at risk of being invalidated or interpreted narrowly and could put our patent applications at risk of not issuing.

An unfavorable outcome could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms. Our defense of litigation or interference proceedings may fail and, even if successful, may result in substantial costs and distract our management and other employees. We may not be able to prevent, alone or with our licensors, misappropriation of our intellectual property rights, particularly in countries where the laws may not protect those rights as fully as in the United States.

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. There could also be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of our common stock.

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

In addition to patents, we rely on trade secrets, technical know‑how and proprietary information concerning our business strategy in order to protect our competitive position in medical research and development. Trade secrets are difficult to protect, and it is possible that our trade secrets and know‑how will over time be disseminated within the industry through independent development and intentional or inadvertent disclosures.

We seek to protect our trade secrets, in part, by entering into non‑disclosure and confidentiality agreements with parties who have access to them, such as our employees, collaboration partners, consultants, advisors and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants. Our agreements with research and development collaboration partners contain contractual limitations regarding the publication and public disclosure of data and other information generated during the course of research. Despite these efforts, any of these parties may breach the agreements and intentionally or inadvertently disclose or use our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches.

Enforcing a claim that a third party illegally obtained and is using any of our trade secrets is expensive and time consuming and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. If any of our trade secrets or the equivalent knowledge, methods and know‑how were to be lawfully obtained or independently developed by a competitor or other third party, we would have no right to prevent them from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor or other third party, our competitive position would be harmed. If we do not apply for patent protection prior to such publication or if we cannot otherwise maintain the confidentiality of our proprietary technology and other confidential information, then our ability to obtain patent protection or to protect our trade secret information may be jeopardized.

Intellectual property rights do not necessarily address all potential threats to our competitive advantage.

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business, or permit us to maintain our competitive advantage. For example:

•	others may be able to make compounds that are similar to our product candidates but that are not covered by the claims of the patents that we own or have exclusively licensed;
•	we or our licensors or collaboration partners might not have been the first to make the inventions covered by the issued patent or pending patent application that we own or have exclusively licensed;
•	we or our licensors or collaboration partners might not have been the first to file patent applications covering certain of our inventions;
•	others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;
•	it is possible that our pending patent applications will not lead to issued patents;
•	issued patents that we own or have exclusively licensed may not provide us with any competitive advantages or may be held invalid or unenforceable, as a result of legal challenges by our competitors;
•

our competitors might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;

•	we may not develop additional proprietary technologies that are patentable; and/or
•	the patents of others may have an adverse effect on our business.

Should any of these events occur, they could significantly harm our business, results of operations and prospects.

We may be subject to claims that our employees, consultants or independent contractors have wrongfully used or disclosed confidential information of third parties or that our employees have wrongfully used or disclosed alleged trade secrets of their former employers.

As is common in the biotechnology and pharmaceutical industry, we employ individuals who were previously employed at universities or other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although we try to ensure that our employees, consultants and independent contractors do not use the proprietary information or know‑how of others in their work for us, we may be subject to claims that we or our employees, consultants or independent contractors have inadvertently or otherwise used or disclosed intellectual property, including trade secrets or other proprietary information, of any of our employee’s former employer or other third parties. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel, which could adversely impact our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.

We may be subject to claims challenging the inventorship or ownership of our patents and other intellectual property.

We may also be subject to claims that former employees, collaborators or other third parties have an ownership interest in our patents or other intellectual property. We may also have, in the future, ownership disputes arising, for example, from conflicting obligations of consultants or others who are involved in developing our product candidates. Litigation may be necessary to defend against these and other claims challenging inventorship or ownership. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, valuable intellectual property. Such an outcome could have a material adverse effect on our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.

Risks Related to Our Dependence on Third Parties

We expect to continue to contract with third‑party suppliers for the production of our commercial product portfolio as well as our developmental product candidates for clinical trial use and, if approved, for commercialization.

We currently employ third parties for the manufacturing of our commercial products and product candidates. This increases the risk that we will not have sufficient quantities of our products or product candidates within the timeframe and at an acceptable cost which could delay, prevent or impair our development or commercialization efforts. Additionally, we may not be able to quickly respond to changes in customer demand which could harm our business as a result of the inability to supply the market or an excess of inventory that we are unable to sell.

The facilities used by our contract manufacturers to manufacture our product candidates must adhere to FDA requirements, and are subject to inspections that may be conducted after we submit our marketing applications to the FDA in connection with review of our application, and on an ongoing basis relevant to postmarketing compliance. Although we are subject to regulatory responsibility for the quality of products manufactured by our contract manufacturers and oversight of their activities, we do not control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with the regulatory requirements, known as current good manufacturing practices, or cGMPs, for manufacture of both active drug substances and finished drug products. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, they will be subject to enforcement action, and if substantial noncompliance is identified and not corrected, they may be precluded from manufacturing product for the United States or other markets. In addition, although the FDA will hold us responsible for due diligence in the selection of, and oversight in the operations of, our contract manufacturers, we do not have direct control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority identified significant compliance concerns with our contract manufacturers, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our products or product candidates, if approved.

We have agreements with third‑party manufacturers for the provision of active pharmaceutical ingredients (API), drug product manufacturing and packaging of our commercial products. Reliance on third‑party manufacturers carries additional risks, such as not being able to comply with cGMP or similar regulatory requirements outside the United States. Our failure, or the failure of our third‑party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products.

While we continue to source a second supplier for the components of our commercial products, we still currently rely on one third‑party supplier for the ribavirin API. Qsymia is sourced by VIVUS through a single supplier. Additionally, tetrabenazine and valganciclovir are sourced by Camber through a single supplier. In the event that any of these third‑party manufacturers fail regulatory compliance, fail to meet quality assurance specifications or experience an unavoidable extraordinary event, our business would be materially adversely affected.

Any products that we may develop may compete with other product candidates and commercialized products for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us. Any performance failure or refusal to supply on the part of our existing or future suppliers could delay clinical development, marketing approval or commercialization of our products. If our current suppliers cannot perform as agreed, we may be required to replace one or more of these suppliers. Although we believe that there are a number of potential long‑term replacements to each supplier, we may incur added costs and delays in identifying and qualifying any such replacements.

We rely on third parties to store and distribute supplies for our clinical trials and for the manufacture of our product candidates. Any performance failure on the part of our existing or future distributors could delay clinical development or regulatory approval or our product candidates or commercialization of our products, producing additional losses and depriving us of potential product revenue.

We have acquired or in‑licensed many of our products from external sources and may owe milestones or royalties based on the achievement of future successes or penalties if certain diligence requirements are not met.

In certain cases, our license or acquisition agreements require us to conduct research or clinical trials within a specified time frame, or we may owe a penalty or lose the right to the product for development. If we do not conduct the necessary research or clinical trials within the specified time frame, we may be required to pay cash penalties to extend the time frame during which studies may be conducted or our collaborators may exercise a right to have the product returned.

On some of the products we have licensed, we may be obligated in future periods to make significant development and commercial milestone payments as well as royalties. As a result, we may have to raise additional capital (which would likely cause our equity holders to experience dilution) to cover the required milestone payments. The milestone payments and royalties we may owe on the sale of our products may reduce the overall profitability of our operations and if we are unable to sell sufficient product to cover the costs of these milestone payments, our operating profitability, business and value of our equity securities may be adversely impacted.

We depend on intellectual property licensed from third parties and termination of any of these licenses could result in the loss of significant rights, which would harm our business.

We are dependent on patents, know‑how and proprietary technology, both our own and licensed from others. Any termination of these licenses could result in the loss of significant rights and could harm our ability to commercialize our product candidates.

Disputes may also arise between us and our licensors regarding intellectual property subject to a license agreement, including those relating to:

•	the scope of rights granted under the license agreement and other interpretation‑related issues;
•	whether and the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the license agreement;
•	our right to sublicense patent and other rights to third parties under collaborative development relationships;
•	whether we are complying with our diligence obligations with respect to the use of the licensed technology in relation to our development and commercialization of our product candidates; or
•	the allocation of ownership of inventions and know‑how resulting from the joint creation or use of intellectual property by our licensors and by us and our collaboration partners.

If disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates. We are generally also subject to all of the same risks with respect to protection of intellectual property that we license as we are for intellectual property that we own. If we or our licensors fail to adequately protect this intellectual property, our ability to commercialize our products could suffer.

We depend, in part, on our licensors to file, prosecute, maintain, defend and enforce patents and patent applications that are material to our business.

Patents relating to our product candidates are controlled by certain of our licensors. Each of our licensors generally has rights to file, prosecute, maintain and defend the patents we have licensed from such licensor. We generally have the first right to enforce our patent rights, although our ability to settle such claims often requires the consent of the licensor. If our licensors or any future licensees having rights to file, prosecute, maintain or defend our patent rights fail to conduct these activities for patents or patent applications covering any of our product candidates, our ability to develop and commercialize those product candidates may be adversely affected and we may not be able to prevent competitors from making, using or selling competing products. We cannot be certain that such activities by our licensors have been or will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents or other intellectual property rights. Pursuant to the terms of the license agreements with some of our licensors, the licensors may have the right to control enforcement of our licensed patents or defense of any claims asserting the invalidity of these patents and, even if we are permitted to pursue such enforcement or defense, we cannot ensure the cooperation of our licensors. We cannot be certain that our licensors will allocate sufficient resources or prioritize their or our enforcement of such patents or defense of such claims to protect our interests in the licensed patents. Even if we are not a party to these legal actions, an adverse outcome could harm our business because it might prevent us from continuing to license intellectual property that we may need to operate our business. In addition, even when we have the right to control patent prosecution of licensed patents and patent applications, enforcement of licensed patents, or defense of claims asserting the invalidity of those patents, we may still be adversely affected or prejudiced by actions or inactions of our licensors and their counsel that took place prior to or after our assuming control.

We rely in part on third parties to conduct our clinical trials and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials.

We do not independently conduct clinical trials of our product candidates. We rely on third parties, such as medical institutions and clinical investigators, and may in the future rely on other third parties, to perform this function. Our reliance on these third parties for clinical development activities reduces our control over these activities but does not relieve us of our responsibilities. We remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, we, along with medical institutions and clinical investigators, are required to comply with “good clinical practices” or “GCP,” which is an international ethical and scientific quality standard for designating, recording and reporting trials that involve the participation of human subjects, and which is implemented via regulations and guidelines enforced by, among others, the FDA, the EMA, the Competent Authorities of the Member States of the European Economic Area (EEA), and comparable foreign regulatory authorities for all of our products in clinical development. GCP is designed to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of patients in clinical trials are protected. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs, study sites, or clinical investigators fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, EMA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP regulations. In addition, our clinical trials must be conducted with product produced under cGMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials and create other regulatory and litigation exposure, which would among other things delay the regulatory approval process.

We face risks in connection with existing and future collaborations with respect to the development, manufacture and commercialization of our products and product candidates.

The risks that we face in connection with our current and any future collaborations include the following:

•

Our collaborators may change the focus of their development and commercialization efforts or may have insufficient resources to effectively develop our product candidates. The ability of some of our products and product candidates to reach their potential could be limited if collaborators decrease or fail to increase development or commercialization efforts related to those products or product candidates.

•	Any future collaboration agreements may have the effect of limiting the areas of research and development that we may pursue, either alone or in collaboration with third parties.
•

Collaborators may develop and commercialize, either alone or with others, drugs that are similar to or competitive with the drugs or product candidates that are the subject of their collaborations with us.

Our collaboration agreements are subject to termination under various circumstances.

Risks Related to Our Operations

Our future success depends on our ability to retain our key executives and to attract, retain and motivate qualified personnel.

The biopharmaceutical industry has experienced a high rate of turnover of management personnel in recent years. Our ability to compete in the highly competitive biotechnology and pharmaceuticals industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel.

Recruiting and retaining qualified scientific, clinical, manufacturing and sales and marketing personnel will also be critical to our success. We may not be able to attract and retain these personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities. This may limit their availability to us.

In order to induce valuable employees to continue their employment with us, we have provided equity incentives that vest over time. The value to employees of equity incentives that vest over time is significantly affected by the success of our operations and clinical trials for our new product candidates, much of which is beyond our control, and may at any time be insufficient to counteract more lucrative offers from other companies.

Despite our efforts to retain valuable employees, members of our management, scientific and development teams may terminate their employment with us on short notice. Our employment arrangements, other than those with select persons, provide for at‑will employment, which means that any of our employees could leave our employment at any time, with or without notice. The loss of the services of any of our executive officers or other key employees and our inability to find suitable replacements could potentially harm our business, financial condition and prospects. Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid‑level and senior managers as well as junior, mid‑level and senior scientific and medical personnel.

We may not be able to attract or retain qualified management and scientific personnel in the future due to the intense competition for a limited number of qualified personnel among biopharmaceutical, biotechnology, pharmaceutical and other businesses and institutions. Many of the other companies and institutions that we compete with for qualified personnel have greater financial and other resources, different risk profiles and a longer history in the industry than we do. They also may provide more diverse opportunities and better chances for career advancement. Some of these characteristics may be more appealing to high quality candidates than what we have to offer. If we are unable to continue to attract and retain high quality personnel, the rate and success at which we can develop and commercialize product candidates will be limited.

Our employees, independent contractors, principal investigators, agents, consultants, commercial partners and vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could have a material adverse effect on our business.

We are exposed to the risk that our employees, independent contractors, principal investigators, agents, consultants, commercial partners and vendors may engage in fraudulent conduct or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent failures to:

•	comply with regulations by the FDA and other similar foreign regulatory bodies;
•	provide true, complete and accurate information to the FDA and other similar foreign regulatory bodies;
•	comply with manufacturing standards;
•	comply with federal and state data privacy, security, fraud and abuse and other healthcare laws and regulations in the United States and similar foreign laws;
•	report financial information or data accurately; and/or
•	disclose unauthorized activities to us.

In particular, the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self‑dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, including off‑label uses of our products, structuring and commission(s), certain customer incentive programs, patient assistance programs, and other business arrangements generally. Activities subject to these laws also involve the improper use or misrepresentation of information obtained in the course of clinical trials, creating fraudulent data in our preclinical studies or clinical trials or illegal misappropriation of drug product, which could result in regulatory sanctions and serious harm to our reputation. We have adopted a Code of Business Ethics. However, it is not always possible to identify and deter misconduct by employees and other third‑parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. Additionally, we are subject to the risk that a person could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant civil, criminal and administrative penalties, damages, fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs or other sanctions, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations.

If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of our product candidates and marketed products.

We face an inherent risk of product liability as a result of the clinical testing of our product candidates, whether by us, on our behalf or by unaffiliated third parties or investigators, and will face an even greater risk for any products that we commercialize. For example, we may be sued if any product we develop or sell allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability, and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates, if approved, or our other marketed products. Even a successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

•	decreased demand for our product candidates or products that we may develop or sell;
•	injury to our reputation;
•	withdrawal of clinical trial participants;
•	initiation of investigations by regulators;
•	costs to defend the related litigation;
•	a diversion of management’s time and our resources;
•	substantial monetary awards to trial participants or patients;
•	product recalls, withdrawals or labeling, marketing or promotional restrictions;
•	loss of revenues from product sales; and/or
•	the inability to commercialize our product candidates or our marketed products.

Our inability to obtain and retain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of products we develop. We currently carry an aggregate of $20.0 million of product liability insurance, which we believe is adequate for our commercial products and our clinical trials. Although we maintain such insurance, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. Our insurance policies also have various exclusions and we may be subject to a product liability claim for which we have no coverage. We will have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts.

Our operating results are subject to significant fluctuations.

Our quarterly revenues, expenses and net income (loss) have fluctuated in the past and are likely to fluctuate significantly in the future due to the timing of charges and expenses that we may encounter. In recent periods, for instance, we have recorded charges that include:

•	impairments that we are required to take with respect to investments;
•	financing related costs and expenses;
•	milestone payments under license and collaboration agreements; and
•	payments in connection with acquisitions and other business development activity.

Our quarterly revenues, expenses and net income (loss) may fluctuate significantly from quarter to quarter and year to year, such that a period to period comparison of our results of operations may not be a good indication of our future performance.

If we are unable to successfully implement our strategic plan, our business may be materially harmed.

We plan to develop and commercialize novel drugs that will have a significant clinical impact on important unmet medical needs while we continue to market our commercial products to eligible patients to generate revenues. Absent a successful launch of one or more of our product candidates, we expect our total revenues to decline significantly as the HCV treatment landscape continues to evolve. Furthermore, our patent protection for our RibaPak product expires in 2028. In order to maintain a strong financial position, we are focusing our investment on development programs for our most advanced product candidates. In an effort to mitigate our drug development risk and improve our chance of ultimate commercial success, we are developing multiple product candidates in a wide variety of disease indications. There can be no assurance that our development programs will be successful or that our research programs will result in drugs that we can successfully develop and commercialize.

Our business may become subject to economic, political, regulatory and other risks associated with international operations.

Our business is subject to risks associated with conducting business internationally. Some of our suppliers and collaborative and clinical trial relationships are located outside the United States. Accordingly, our future results could be harmed by a variety of factors, including:

•	economic weakness, including inflation, or political instability in particular foreign economies and markets;
•	differing regulatory requirements for drug approvals in foreign countries;
•	potentially reduced protection for intellectual property rights;
•	difficulties in compliance with non‑U.S. laws and regulations;
•	changes in non‑U.S. regulations and customs, tariffs and trade barriers;
•	changes in non‑U.S. currency exchange rates and currency controls;
•	changes in a specific country’s or region’s political or economic environment;
•	trade protection measures, import or export licensing requirements or other restrictive actions by U.S. or non‑U.S. governments;
•	negative consequences from changes in tax laws;
•	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
•	workforce uncertainty in countries where labor unrest is more common than in the United States;
•	difficulties associated with staffing and managing foreign operations, including differing labor relations;
•	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and/or
•	business interruptions resulting from geo‑political actions, including war and terrorism, or natural disasters including earthquakes, typhoons, floods and fires.

If we engage in future acquisitions or strategic collaborations, this may increase our capital requirements, dilute our equity holders, cause us to incur debt or assume contingent liabilities, and subject us to other risks.

We may evaluate various acquisitions and strategic collaborations, including licensing or acquiring complementary products, intellectual property rights, technologies or businesses. Any potential acquisition or strategic collaboration may entail numerous risks, including:

•	increased operating expenses and cash requirements;
•	the assumption of additional indebtedness or contingent liabilities;

•	assimilation of operations, intellectual property and products of an acquired company, including difficulties associated with integrating new personnel;
•	the diversion of our management’s attention from our existing product programs and initiatives in pursuing such a strategic merger or acquisition;
•	retention of key employees, the loss of key personnel, and uncertainties in our ability to maintain key business relationships;
•	risks and uncertainties associated with the other party to such a transaction, including the prospects of that party and their existing products or product candidates and regulatory approvals; or
•

our inability to generate revenue from acquired technology and/or products sufficient to meet our objectives in undertaking the acquisition or even to offset the associated acquisition and maintenance costs.

In addition, if we undertake acquisitions, we may issue dilutive securities, assume or incur debt obligations, incur large one‑time expenses and acquire intangible assets that could result in significant future amortization expense. Moreover, we may not be able to locate suitable acquisition opportunities and this inability could impair our ability to grow or obtain access to technology or products that may be important to the development of our business.

If we acquire or license technologies, products or product candidates, we will incur a variety of costs and may never realize benefits from the transaction.

If appropriate opportunities become available, we might license or acquire technologies, resources, drugs or product candidates. We might never realize the anticipated benefits of such a transaction, and we may later incur impairment charges related to assets acquired in any such transaction. For example, due to a decline in demand for Ribasphere, we incurred an intangible asset impairment charge of $31.3 million during the year ended December 31, 2015 related to Ribasphere product rights, which were acquired in conjunction with the 2010 acquisition of Three Rivers Pharmaceuticals, LLC. In particular, due to the risks inherent in drug development, we may not successfully develop or obtain marketing approval for the product candidates we acquire. Future licenses or acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt, the creation of contingent liabilities, impairment expenses related to goodwill, and impairment or amortization expenses related to other intangible assets, which could harm our financial condition.

We will need to grow our organization, and we may experience difficulties in managing this growth, which could disrupt our operations.

As of June 30, 2016, we had 140 full‑time employees. As our development and commercialization plans and strategies develop, we expect to expand our employee base for managerial, operational, sales, marketing, financial and other resources. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. Also, our management may need to divert a disproportionate amount of their attention away from our day‑to‑day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations which may result in weaknesses in our infrastructure, give rise to operational errors, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of existing and additional product candidates. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate and/or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively with others in our industry will depend, in part, on our ability to effectively manage any future growth.

We depend on information technology and a failure of those systems could adversely affect our business.

We rely on sophisticated information technology systems to operate our business. These systems are potentially vulnerable to malicious intrusion, random attack, loss of data privacy, or breakdown. Although we have invested in the protection of our data and information technology and also monitor our systems on an ongoing basis, there can be no assurance that these efforts will prevent breakdowns or breaches in our information technology systems that could adversely affect our business.

Risks Related to Our Common Stock

We expect that our stock price will fluctuate significantly.

The trading prices of the securities of pharmaceutical and biotechnology companies have been highly volatile. The trading price of our common stock following our recent IPO may be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. In addition to the factors discussed in this “Risk Factors” section, these factors include:

•	adverse results or delays in the planned clinical trials of our product candidates or any future clinical trials we may conduct, or changes in the development status of our product candidates;
•

any delay in our regulatory filings for our product candidates and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such filings, including without limitation the FDA’s issuance of a “refusal to file” letter or a request for additional information;

•

regulatory or legal developments in the United States and other countries, especially changes in laws or regulations applicable to our products and product candidates, including clinical trial requirements for approvals;

•	our inability to obtain or delays in obtaining adequate product supply for any approved product or inability to do so at acceptable prices;
•	failure to commercialize our product candidates or if the size and growth of the markets we intend to target fail to meet expectations;
•	additions or departures of key scientific or management personnel;
•	unanticipated serious safety concerns related to the use of our product candidates;
•

introductions or announcements of new products offered by us or significant acquisitions, strategic collaborations, joint ventures or capital commitments by us, our collaborators or our competitors and the timing of such introductions or announcements;

•	our ability or inability to effectively manage our growth;
•	changes in the structure of healthcare payment systems;
•	our failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;
•	publication of research reports about us or our industry, or positive or negative recommendations or withdrawal of research coverage by securities analysts;
•	market conditions in the pharmaceutical and biotechnology sectors or the economy generally;
•	our ability or inability to raise additional capital through the issuance of equity or debt or collaboration arrangements and the terms on which we raise it;
•	trading volume of our common stock;
•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies; and/or
•	significant lawsuits, including patent or stockholder litigation.

The stock market in general, and market prices for the securities of pharmaceutical companies like ours in particular, have from time to time experienced volatility that often has been unrelated to the operating performance of the underlying companies. These broad market and industry fluctuations may adversely affect the market price of our common stock, regardless of our operating performance. Stock prices of many pharmaceutical companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In several recent situations when the market price of a stock has been volatile, holders of that stock have instituted securities class action litigation against the company that issued the stock. If any of our stockholders were to bring a lawsuit against us, the defense and disposition of the lawsuit could be costly and divert the time and attention of our management and harm our operating results.

If securities or industry analysts do not publish research reports about our business, or if they issue an adverse opinion about our business, our stock price and trading volume could decline.

The trading market for our common stock may be influenced by the research and reports that industry or securities analysts publish about us or our business. We do not currently have, and may never obtain research coverage by securities and industry analysts. If no or few analysts commence research coverage of us, or one or more of the analysts who cover us issues an adverse opinion about our company, our stock price would likely decline. If one or more of these analysts ceases research coverage of us or fails to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

Future sales of our common stock or securities convertible into our common stock in the public market could cause our stock price to fall.

Our stock price could decline as a result of sales of a large number of shares of our common stock or securities convertible into our common stock or the perception that these sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

Following completion of our IPO, 44,870,332 shares of our common stock were outstanding. All shares of common stock sold in our IPO and pursuant to the Selling Stockholder Resale Prospectus are freely tradable without restriction or further registration under the Securities Act unless held by our “affiliates,” as that term is defined in Rule 144 under the Securities Act. The resale of the remaining 36,536,996 shares, or 81% of our outstanding shares after the IPO, is currently prohibited or otherwise restricted as a result of securities law provisions, market standoff agreements entered into by our stockholders with us or lock‑up agreements entered into by our stockholders with the underwriters; however, subject to applicable securities law restrictions these shares will be able to be sold in the public market beginning 180 days after the date of our IPO. Shares issued upon the exercise of stock options outstanding under our equity incentive plans or pursuant to future awards granted under those plans will become available for sale in the public market to the extent permitted by the provisions of applicable vesting schedules, any applicable market stand‑off and lock‑up agreements, and Rule 144 and Rule 701 under the Securities Act.

Upon completion of our IPO, the holders of approximately 36,536,996 shares, or 81%, of our common stock, will have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We also intend to register the offer and sale of all shares of common stock that we may issue under our equity compensation plans. Once we register the offer and sale of shares for the holders of registration rights and shares to be issued under our equity incentive plans, they can be freely sold in the public market upon issuance or resale (as applicable), subject to the lock‑up agreements.

In addition, in the future, we may issue additional shares of common stock or other equity or debt securities convertible into common stock in connection with a financing, acquisition, litigation settlement, employee arrangements or otherwise. Any such issuance could result in substantial dilution to our existing stockholders and could cause our stock price to decline.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our common stock.

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock. In addition, any future testing by us conducted in connection with Section 404 of the Sarbanes‑Oxley Act, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement.

In preparing for our initial public offering, we became aware that we had not correctly accounted for a non‑recurring complex transaction. These circumstances led us to conclude that we had a material weakness in internal control over financial reporting, in that we did not maintain a sufficient complement of resources with an appropriate level of accounting expertise in accounting for complex transactions. We implemented a plan during 2015 to remediate this material weakness.

We will be required, pursuant to Section 404 of the Sarbanes‑Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting as early as the fiscal year ending December 31, 2017. However, for as long as we are an “emerging growth company” under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404. We could be an emerging growth company for up to five years. An independent assessment of the effectiveness of our internal controls could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls could lead to financial statement restatements and require us to incur the expense of remediation.

The holders of the convertible preferred stock will be entitled to be paid a liquidation preference, which under some circumstances will include a substantial premium.

In the event of a liquidation (as defined in the certificate of designations governing our convertible preferred stock), certain bankruptcy events, a material breach by us of the exchange agreement or a failure to make any payment due on our or our subsidiaries’ indebtedness after giving effect to any applicable cure period, the holders of the convertible preferred stock will be entitled to payment of a liquidation preference. The liquidation preference for each share of convertible preferred stock will equal the greater of (i) (A) (I) the original purchase price per share of convertible preferred stock plus dividend arrearages thereon in cash plus (II) any dividends accrued and unpaid thereon from the last dividend payment date to the date of the final distribution to such holder plus (B) in the majority of the events identified in the previous sentence, a premium equal to 20.2% of the amount described in clause (i)(A) of this sentence at such time or (ii) an amount per share of convertible preferred stock equal to the amount which would have been payable or distributable if each share of convertible preferred stock been converted into shares of our common stock immediately before the liquidation event.

Until the holders of the convertible preferred stock have been paid their liquidation preference in full, no payment will be made to any holder of common stock. If our assets, or the proceeds from their sale, distributable among the holders of the convertible preferred stock are not sufficient to pay the liquidation preference in full and the liquidating payments on any parity securities, then those assets or proceeds will be distributed among the holders of the convertible preferred stock and those parity securities on a pro rata basis. In that case, there would be no assets or proceeds remaining to be distributed to holders of our common stock, which would have a material adverse effect on the trading price of our common stock.

The holders of the convertible preferred stock are entitled to have their shares of convertible preferred stock redeemed at a substantial premium in certain events

Our convertible preferred stock is redeemable if we or our significant subsidiaries are the subject of certain bankruptcy events, upon the occurrence of a material breach by us of the exchange agreement and upon the failure to make payments of amounts due on our or any of our subsidiaries’ indebtedness after giving effect to any applicable cure period. Upon the occurrence of any of these events, the holders of our convertible preferred stock shall, in their sole discretion, be entitled to receive an amount equal to the original purchase price per share of convertible preferred stock plus dividend arrearages thereon plus any dividends accrued and unpaid thereon from the last dividend payment date to, but excluding, the date of such redemption plus the premium described under “—The holders of the convertible preferred stock will be entitled to be paid a liquidation preference, which under some circumstances will include a substantial premium.” If we were to become obligated to redeem all or a substantial portion of the outstanding convertible preferred stock, that could have a material adverse effect on the trading price of our common stock.

Shares of our convertible preferred stock are convertible into shares of our common stock and, upon conversion, will dilute your percentage of ownership.

Concurrently with the closing of our recent IPO, we issued 30,000 shares of our convertible preferred stock pursuant to an exchange agreement with holders of our Senior Convertible Term Loan. Holders of the convertible preferred stock shall be entitled to receive a cumulative dividend at an annual rate of 5% of the sum of the original purchase price per share of convertible preferred stock plus any dividend arrearages. In addition, holders of the convertible preferred stock shall be entitled to receive dividends paid or payable on our common stock with respect to the number of shares of our common stock into which each share of convertible preferred stock is then convertible at the then applicable conversion price. Shares of our convertible preferred stock are convertible at any time at the option of the holder into shares of our common stock at a conversion price equal to their original purchase price plus any accrued but unpaid dividends. Immediately following closing of our IPO, after giving effect to the consummation of the transactions contemplated under the exchange agreement with holders of the Senior Convertible Term Loan and based on the IPO price of $12.00 per share, 3,125,003 shares of our common stock are issuable upon conversion of our convertible preferred stock. This issuance of common stock upon the conversion will dilute the percentage ownership of holders of our common stock by approximately 7.5%. The dilutive effect of the conversion of these securities may adversely affect our ability to obtain additional equity financing.

Holders of the convertible preferred stock may exert substantial influence over us and may exercise their control in a manner adverse to your interests.

So long as shares of our convertible preferred stock remain outstanding, without the consent of at least a majority of the then outstanding shares of the convertible preferred stock, we may not (i) authorize or approve the issuance of any convertible preferred stock, senior securities or parity securities (or, in each case, any security convertible into, or convertible or exchangeable therefor or linked thereto) or authorize or create or increase the authorized amount of any convertible preferred stock, senior securities or parity securities (or, in each case, any security convertible into, or convertible or exchangeable therefor or linked thereto); (ii) authorize or approve the purchase or redemption of any parity securities or junior securities; (iii) amend, alter or repeal any of the provisions of the certificate of designations, our certificate of incorporation or our by‑laws in a manner that would adversely affect the powers, designations, preferences and rights of the convertible preferred stock; (iv) contract, create, incur, assume or suffer to exist any indebtedness or guarantee any such indebtedness with an aggregate value of more than $5,000,000 (subject to certain exceptions); or (v) agree to take any of the above actions. The holders of convertible preferred stock will have one vote for each share of common stock into which such holders’ shares could then be converted at the time, and with respect to such vote, will have voting rights and powers equal to the voting rights and powers of the holders of our common stock.

The certificate of designations governing the convertible preferred stock also provides that no amendment or waiver of any provision of the certificate of designations or our charter or bylaws shall, without the prior written consent of all holders of the convertible preferred stock who are known to us to hold, together with their affiliates, more than 5% of the convertible preferred stock then outstanding, (i) reduce any amounts payable or that may become payable to holders of the convertible preferred stock, (ii) postpone the payment date of any amount payable to holders of the convertible preferred stock or waive or excuse any payment, (iii) modify or waive the conversion rights of the convertible preferred stock in a manner that would adversely affect any holder of the convertible preferred stock, or (iv) change any of the voting‑related provisions or any other provision of the certificate of designations specifying the number or percentage of holders of the convertible preferred stock which are required to waive, amend or modify any rights under the certificate of designations or make any determination or grant any consent under that document.

In addition, for so long as affiliates of GoldenTree Asset Management LP collectively own at least 7.5% of our common stock (calculated on an “as if” converted basis and taking into account the exercise of all other options, warrants and other equity‑linked securities held by such GoldenTree affiliated entities), GoldenTree Asset Management LP will have the right, at its option, to designate (i) one director to our board of directors and, upon such designation, the Board of Directors shall recommend to the stockholders to vote for the election of GoldenTree Asset Management LP’s designee at any meeting of stockholders convened to elect directors of the Company and use commercially reasonable efforts to cause that designee to be elected at that meeting or (ii) one observer to our board of directors. As a result of these contractual rights, holders of our convertible preferred stock may exert substantial influence over our company and may exercise their control in a manner that is adverse to the interests of other holders of our common stock.

We may require additional capital in the future, which may not be available to us. Issuances of our equity securities to provide this capital may dilute your ownership in us.

We may need to raise additional funds through public or private debt or equity financings in order to:

•	take advantage of expansion opportunities;
•	acquire complementary products, product candidates or technologies;
•	develop new products or technologies; or
•	respond to competitive pressures.

Any additional capital raised through the issuance of our equity securities may dilute your percentage ownership interest in us. Furthermore, any additional financing we may need may not be available on terms favorable to us or at all. The unavailability of needed financing could adversely affect our ability to execute our business strategy.

Our principal stockholders and management own a significant percentage of our stock and will be able to exercise significant influence over matters subject to stockholder approval.

Our executive officers, directors and principal stockholders, together with their respective affiliates, beneficially owned 72.2% of our capital stock as of August 2, 2016,  of which 4.5%  is beneficially owned by our executive officers. Accordingly, our executive officers, directors and principal stockholders are able to determine the composition of the board of directors, retain the voting power to approve all matters requiring stockholder approval, including mergers and other business combinations, and continue to have significant influence over our operations. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us that you may believe are in your best interests as one of our stockholders. This in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove the board of directors or management.

Anti‑takeover provisions in our charter documents and under Delaware law could make an acquisition of us difficult, limit attempts by our stockholders to replace or remove our current management and adversely affect our stock price.

Provisions of our certificate of incorporation and bylaws may delay or discourage transactions involving an actual or potential change in our control or change in our management, including transactions in which stockholders might otherwise receive a premium for their shares, or transactions that our stockholders might otherwise deem to be in their best interests. Therefore, these provisions could adversely affect the price of our stock. Among other things, the certificate of incorporation and bylaws will:

•	permit the board of directors to issue up to 10,000,000 shares of preferred stock, with any rights, preferences and privileges as they may designate;
•	provide that the authorized number of directors may be changed only by resolution of the board of directors;
•

provide that all vacancies, including newly‑created directorships, may, except as otherwise required by law, be filled by the affirmative vote of a majority of directors then in office, even if less than a quorum; and

•	require that any action to be taken by our stockholders must be effected at a duly called annual or special meeting of stockholders and may not be taken by written consent.

In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any stockholder owning in excess of 15.0% of our outstanding stock for a period of three years following the date on which the stockholder obtained such 15.0% equity interest in us.

We will continue to incur significant costs by being a public company.

As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements. We also anticipate that we will incur costs associated with relatively recently adopted corporate governance requirements, including requirements of the SEC and the NYSE. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time‑consuming and costly. We also expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

When we cease to be an “emerging growth company” and when our independent registered public accounting firm is required to undertake an assessment of our internal control over financial reporting, the cost of our compliance with Section 404 will correspondingly increase. Moreover, if we are not able to comply with the requirements of Section 404 applicable to us in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

We are an “emerging growth company,” as defined in the JOBS Act, and as a result of the reduced disclosure and governance requirements applicable to emerging growth companies, our common stock may be less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We will take advantage of these reporting exemptions until we are no longer an “emerging growth company.” We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.0 billion or more, (ii) the last day of our fiscal year following the fifth anniversary of the date of the completion of our IPO, (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

Our management has broad discretion in using the net proceeds from our IPO.

We expect to use the net proceeds from our recent IPO to fund the clinical development of our pipeline, repay a related party loan and for general corporate purposes. Our management has broad discretion in the application of the balance of the net proceeds of our recent IPO and could spend the proceeds in ways that do not improve our results of operations or enhance the value of our equity. The failure by our management to apply these funds effectively could result in financial losses that could have a material adverse effect on our business, diminish available cash flows available to service our debt, cause the value of our equity to decline and delay the development of our product candidates. Pending their use, we may invest the net proceeds from our recent IPO in a manner that does not produce income or that loses value.

Our executive officers, directors and principal shareholders maintain the ability to control or significantly influence all matters submitted to equity holders for approval.

Certain of our executive officers, directors and shareholders, in the aggregate, beneficially own a substantial majority of our outstanding common stock. As a result, if these shareholders were to choose to act together, they would be able to control or significantly influence almost all matters submitted to our shareholders for approval. Mr. Steven N. Gordon, Esq. is currently the sole manager of Kadmon I, LLC, which owns approximately 12.1% of the outstanding common stock of Kadmon Holdings, Inc. as of August 2, 2016.

Because we do not anticipate paying any cash dividends on our common stock in the foreseeable future, capital appreciation, if any, will be your sole source of gain.

We have never declared or paid cash dividends on our equity securities. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. In addition, the terms of existing or any future debt agreements may preclude us from paying dividends. As a result, capital appreciation, if any, of our equity securities will likely be your sole source of gain for the foreseeable future.

Future sales and issuances of equity securities, convertible securities or other securities could result in additional dilution of the percentage ownership of holders of our common stock.

We expect that significant additional capital will be needed in the future to continue our planned operations. To raise capital, we may sell equity securities, convertible securities or other securities in one or more transactions at prices and in a manner we determine from time to time. If we sell equity securities, convertible securities or other securities in more than one transaction, investors in such future offerings may be materially diluted by subsequent sales. Such sales would also likely result in material dilution to our existing equity holders, and new investors could gain rights, preferences and privileges senior to those of holders of our existing equity securities.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

In August 2016, we issued 208,334 shares of our common stock to settle an aggregate liability of $2.5 million with two former employees. The sales of these securities were deemed to be exempt from registration under Section 4(a)(2) of the Securities Act.

In June 2016, we raised $5.5 million in gross proceeds, with no transaction costs, through the issuance of 478,266 Class E redeemable convertible units. Harlan W. Waksal, M.D., our President and Chief Executive Officer, certain entities affiliated with GoldenTree Asset Management LP, Bart M. Schwartz, Esq., the Chairman of our Board of Directors, and D. Dixon Boardman, a member of our Board of Directors subscribed for 86,957, 43,479, 21,740 and 21,740 Class E redeemable convertible units, respectively.

Use of Proceeds from Initial Public Offering of Common Stock

On August 1, 2016, we closed our IPO, in which we sold 6,250,000 shares of common stock at a price of $12.00 per share. We received net proceeds from the IPO of approximately $66.7 million, after deducting underwriting discounts, commissions and offering expenses. None of these expenses consisted of payments made by us to directors, officers or persons owning 10% or more of our common stock or to their associates, or to our affiliates.

The offer and sale of the shares in our IPO were registered pursuant to our Registration Statement on Form S-1 (File No. 333-211949), which was declared effective by the SEC on July 26, 2016. Citigroup and Jeffries acted as joint book-running managers; JMP Securities acted as lead manager; and H.C. Wainwright & Co., acted as manager for the offering.

There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on July 27, 2016, pursuant to Rule 424. We invested the funds received in cash and cash equivalents in accordance with our investment policy.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 7, 2016	By:	/s/ Harlan W. Waksal Harlan W. Waksal President and Chief Executive Officer (Principal Executive Officer)

Date: September 7, 2016	By:	/s/ Konstantin Poukalov Konstantin Poukalov Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date: September 7, 2016	By:	/s/ Charles Darder
Charles Darder Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1

Certificate of Incorporation of Kadmon Holdings, Inc. (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37841), filed with the Commission on August 1, 2016).

3.2

Certificate of Designations of Kadmon Holdings, Inc. creating the 5% Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K (File No. 001-37841), filed with the Commission on August 1, 2016).

3.3	Bylaws of Kadmon Holdings, Inc. (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37841), filed with the Commission on August 1, 2016).
10.1

Registration Rights Agreement by and between Kadmon Holdings, Inc. and the lenders under the Third Amended and Restated Convertible Credit Agreement (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37841), filed with the Commission on August 1, 2016).

31.1*

Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2*

Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*

The following materials from the Kadmon Holdings, Inc. Form 10-Q for the quarter ended June 30, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2015, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015, and (iv) Notes to the Financial Statements.

*	Filed herewith.
**	Furnished herewith.