Form 10-Q
period 2016-09-30
Kadmon Holdings, Inc.
filed 2016-11-09
CIK 1557142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________________

FORM 10-Q

_______________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from                      to                     .

Commission File Number: 001-37841

Kadmon Holdings, Inc.

(Exact name of registrant as specified in its charter)

_______________________________

Delaware (State or other jurisdiction of incorporation or organization)	27‑3576929 (I.R.S. Employer Identification No.)

450 East 29th Street, New York, NY (Address of principal executive offices)	10016 (Zip Code)

(212) 308‑6000

(Registrant’s telephone number, including area code)

_______________________________

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐     No ☒

The number of shares of the registrant’s common stock outstanding as of November 8, 2016 was 45,078,666.

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
•

references to the “Corporate Conversion” or “corporate conversion” refer to all of the transactions related to the conversion of Kadmon Holdings, LLC into Kadmon Holdings, Inc., including the conversion of all of the outstanding membership units of Kadmon Holdings, LLC into shares of common stock of Kadmon Holdings, Inc. effected on July 26, 2016. See note 1 to our unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q “Organization and Basis of Presentation—Corporate Conversion, Initial Public Offering and Debt Conversion” for more information.

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

Forward‑looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward‑looking statements. We believe that these factors include, but are not limited to, the following:

•	the initiation, timing, progress and results of our preclinical studies and clinical trials, and our research and development programs;
•	our ability to advance product candidates into, and successfully complete, clinical trials;
•	our reliance on the success of our product candidates;
•	the timing or likelihood of regulatory filings and approvals;
•	our ability to expand our sales and marketing capabilities;
•	the commercialization of our product candidates, if approved;
•	the pricing and reimbursement of our product candidates, if approved;
•	the implementation of our business model, strategic plans for our business, product candidates and technology;
•	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;
•	our ability to operate our business without infringing the intellectual property rights and proprietary technology of third parties;
•	cost associated with defending intellectual property infringement, product liability and other claims;
•	regulatory developments in the United States, Europe and other jurisdictions;
•	estimates of our expenses, future revenues, capital requirements and our needs for additional financing;
•	the potential benefits of strategic collaboration agreements and our ability to enter into strategic arrangements;
•	our ability to maintain and establish collaborations or obtain additional grant funding;
•	the rate and degree of market acceptance of our product candidates;
•	developments relating to our competitors and our industry, including competing therapies;
•	our ability to effectively manage our anticipated growth;
•	our ability to attract and retain qualified employees and key personnel;
•	our ability to achieve cost savings and benefits from our efforts to streamline our operations and to not harm our business with such efforts;
•	our expectations regarding the period during which we qualify as an emerging growth company under the JOBS Act;
•	statements regarding future revenue, hiring plans, expenses, capital expenditures, capital requirements and share performance;
•	litigation, including costs associated with prosecuting or defending pending or threatened claims and any adverse outcomes or settlements not covered by insurance;
•	our expected use of proceeds from our initial public offering (“IPO”);
•	the future trading price of the shares of our common stock and impact of securities analysts’ reports on these prices; and
•	other risks and uncertainties, including those listed under the caption “Risk Factors.”

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

Kadmon Holdings, Inc. and Subsidiaries

Consolidated balance sheets

(in thousands, except unit and share amounts)

	September 30,	December 31,
	2016	2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$55,001	$21,498
Accounts receivable, net	1,056	2,410
Accounts receivable from affiliates	610	985
Inventories, net	2,280	3,468
Deferred offering costs	—	890
Prepaid expenses and other current assets	930	3,490
Total current assets	59,877	32,741
Fixed assets, net	5,972	6,938
Intangible assets, net	2,753	15,223
Goodwill	3,580	3,580
Restricted cash	2,116	2,116
Investment, at cost	3,542	2,300
Investment, equity method	8,954	21,224
Other noncurrent assets	7	15
Total assets	$86,801	$84,137

Liabilities, Redeemable Convertible Units and Stockholders’ Deficit
Current liabilities:
Accounts payable	$8,962	$5,902
Related party loan	3,000	3,000
Accrued expenses	12,437	11,843
Other short term liabilities	—	10,377
Deferred revenue	4,424	4,500
Other milestone payable	—	3,875
Fair market value of financial instruments	—	8,289
Secured term debt - current	4,940	1,900
Total current liabilities	33,763	49,686
Deferred revenue	25,117	28,417
Deferred rent	4,350	3,865
Deferred tax liability	1,349	1,349
Fair market value of financial instruments - non current	4,534	—
Other long term liabilities	1,511	3,152
Secured term debt – net of current portion and discount	24,939	26,264
Convertible debt, net of discount	—	183,457
Total liabilities	95,563	296,190
Commitments and contingencies (Note 13 and 14)
Class E redeemable convertible units: 0 and 4,969,252 units issued and outstanding at September 30, 2016 and December 31, 2015, respectively	—	58,856
Stockholders’ deficit:
Class A units, no par value: 0 and 53,946,001 units issued and outstanding at September 30, 2016 and December 31, 2015, respectively	—	—
Class B units, no par value: 0 and 1 unit issued and outstanding at September 30, 2016 and December 31, 2015, respectively	—	—
Class C units, no par value: 0 and 1 unit issued and outstanding at September 30, 2016 and December 31, 2015, respectively	—	—
Class D units, no par value: 0 and 4,373,674 units issued and outstanding at September 30, 2016 and December 31, 2015, respectively	—	—
Convertible Preferred Stock, $0.001 par value; 10,000,000 and 0 shares authorized at September 30, 2016 and December 31, 2015, respectively; 30,000 and 0 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively.	37,833	—
Common Stock, $0.001 par value; 200,000,000 and 0 shares authorized at September 30, 2016 and December 31, 2015, respectively; 45,078,666 and 0 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively.	45	—
Additional paid-in capital	84,375	372,936
Accumulated deficit	(131,015)	(643,845)
Total stockholders’ deficit	(8,762)	(270,909)
Total liabilities, redeemable convertible units, and stockholders’ deficit	$86,801	$84,137

See accompanying notes to consolidated financial statements

Kadmon Holdings, Inc. and Subsidiaries

Consolidated statements of operations (unaudited)

(in thousands,  except share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues
Net sales	$4,345	$9,802	$15,504	$23,576
License and other revenue	1,350	1,482	6,274	4,205
Total revenue	5,695	11,284	21,778	27,781
Cost of sales	880	1,304	2,845	3,142
Write-down of inventory	129	1,143	266	2,069
Gross profit	4,686	8,837	18,667	22,570
Operating expenses:
Research and development	9,550	8,439	27,134	23,344
Selling, general and administrative	48,311	39,408	90,580	82,419
Impairment of intangible asset	—	31,269	—	31,269
Gain on settlement of payable	(256)	—	(4,131)	—
Total operating expenses	57,605	79,116	113,583	137,032
Loss from operations	(52,919)	(70,279)	(94,916)	(114,462)
Other expense (income):
Interest income	(14)	(1)	(21)	(4)
Interest expense	54,023	8,956	71,016	19,796
Loss on extinguishment of debt	11,176	2,934	11,176	2,934
Change in fair value of financial instruments	(2,878)	(659)	(3,151)	(1,568)
Gain on deconsolidation of subsidiary	—	—	—	(24,000)
Loss on equity method investment	1,741	533	12,270	1,121
Other loss (income)	1	37	3	(129)
Total other expense (income)	64,049	11,800	91,293	(1,850)
Loss before income tax expense	(116,968)	(82,079)	(186,209)	(112,612)
Income tax expense	—	—	315	—
Net loss	$(116,968)	$(82,079)	$(186,524)	$(112,612)
Deemed dividend on convertible preferred stock and Class E redeemable convertible units	21,264	—	21,264	—
Net loss attributable to common stockholders	$(138,232)	$(82,079)	$(207,788)	$(112,612)

Basic and diluted net loss per share of common stock	$(4.23)	$(9.94)	$(12.60)	$(13.95)
Weighted average basic and diluted shares of common stock outstanding	32,678,259	8,255,011	16,487,715	8,070,165

See accompanying notes to consolidated financial statements

Kadmon Holdings, Inc. and Subsidiaries

Consolidated statements of stockholders’ deficit (unaudited)

(in thousands,  except share amounts)

	Convertible units		Stockholders' deficit
	Class E redeemable convertible units		Class A	Class B	Class C	Class D	Preferred stock		Common stock		Additional paid-in	Accumulated
	Units	Amount	Units	Units	Units	Units	Shares	Amount	Shares	Amount	capital	Deficit	Total
Balance, December 31, 2015	4,969,252	$58,856	53,946,001	1	1	4,373,674	—	$—	—	$—	$372,936	$(643,845)	$(270,909)
Issuance of Class A units to settle obligation	—	—	25,000	—	—	—	—	—	—	—	125	—	125
Issuance of Class E units to settle obligation	1,170,437	13,460	—	—	—	—	—	—	—	—	—	—	—
Equity raised through issuance of Class E units, net	478,266	5,500	—	—	—	—	—	—	—	—	—	—	—
Accretion of Class E units fee discount and repayment premium	—	5,812	—	—	—	—	—	—	—	—	(5,812)	—	(5,812)
Share-based compensation expense	—	—	—	—	—	—	—	—	—	—	41,416	—	41,416
Issuance of Class A units related to option exercises	—	—	7,200	—	—	—	—	—	—	—	41	—	41
Issuance of common stock to settle obligation	—	—	—	—	—	—	—	—	208,334	1	2,499	—	2,500
Common stock issued in initial public offering, net of commissions and underwriting discounts	—	—	—	—	—	—	—	—	6,250,000	6	69,744	—	69,750
Initial public offering costs	—	—	—	—	—	—	—	—	—	—	(3,739)	—	(3,739)
Beneficial conversion feature on Class E units	—	—	—	—	—	—	—	—	—	—	13,431	(13,431)	—
Corporate conversion from Kadmon Holdings, LLC to Kadmon Holdings, Inc.	—	—	—	—	—	—	—	—	—	—	(720,618)	720,618	—
Corporate conversion to common stock	(6,617,955)	(83,628)	(53,978,201)	(1)	(1)	(4,373,674)	—	—	19,585,865	19	83,607	—	83,626
Conversion of convertible debt to common stock	—	—	—	—	—	—	—	—	19,034,467	19	182,712	—	182,731
Beneficial conversion feature on convertible debt	—	—	—	—	—	—	—	—	—	—	45,683	—	45,683
Conversion of convertible debt to convertible preferred stock	—	—	—	—	—	—	30,000	30,000	—	—	—	—	30,000
Beneficial conversion feature on convertible preferred stock	—	—	—	—	—	—	—	7,567	—	—	—	(7,567)	—
Accretion of dividends on convertible preferred stock	—	—	—	—	—	—	—	266	—	—	—	(266)	—
Reclassification of warrants to equity	—	—	—	—	—	—	—	—	—	—	1,716	—	1,716
Beneficial conversion feature on warrants	—	—	—	—	—	—	—	—	—	—	634	—	634
Net loss	—	—	—	—	—	—	—	—	—	—	—	(186,524)	(186,524)
Balance, September 30, 2016	—	$—	—	—	—	—	30,000	$37,833	45,078,666	$45	$84,375	$(131,015)	$(8,762)

See accompanying notes to consolidated financial statements

Kadmon Holdings, Inc. and Subsidiaries

Consolidated statements of cash flows (unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(186,524)	(112,612)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of fixed assets	1,727	1,741
Amortization of intangible asset	12,470	22,180
Impairment of intangible asset	—	31,269
Write-down of inventory	266	2,069
Write-down of capitalized computer software development costs	—	61
Gain on purchase commitment	—	(225)
Loss on extinguishment of debt / conversion of debt	11,176	2,934
Write-off of deferred financing costs and debt discount	3,820	2,752
Amortization of deferred financing costs	1,176	841
Amortization of debt discount	2,548	2,911
Accretion of repayment premium on secured term debt	—	(345)
Share-based compensation	41,416	4,749
Gain on settlement of payable	(4,131)	—
Bad debt expense	7	5
Gain on deconsolidation of subsidiary	—	(24,000)
Change in fair value of financial instruments	(3,151)	(1,568)
Beneficial conversion feature expense on warrants	1,745	—
Beneficial conversion feature expense on convertible debt	44,170	—
Fair value of units issued to consultants	3,000	3,750
Fair value of shares / units issued in settlement of obligation	4,360	7,647
Accrued legal settlement	—	10,350
Paid-in-kind interest	14,695	6,202
Loss on equity method investment	12,270	1,121
Changes in operating assets and liabilities:
Restricted cash	—	(89)
Accounts receivable, net	480	(4,145)
Inventories, net	922	1,873
Prepaid expenses and other assets	(432)	(564)
Accounts payable	2,593	(2,969)
Accrued expenses, other liabilities and deferred rent	981	3,589
Deferred revenue	(3,376)	(6,136)
Net cash used in operating activities	(37,792)	(46,609)

See accompanying notes to consolidated financial statements

Kadmon Holdings, Inc.and Subsidiaries

Consolidated statements of cash flows (unaudited, continued)

(in thousands)

	Nine Months Ended
	September 30,
	2016	2015
Cash flows from investing activities:
Purchases of fixed assets	(531)	(89)
Net cash used in investing activities	(531)	(89)

Cash flows from financing activities:
Proceeds from issuance of common stock in IPO, net	69,750	—
Payments of initial public offering costs	(2,551)	—
Payment of financing costs related to debt exchange agreements	(534)	—
Proceeds from issuance of secured term debt	—	35,000
Proceeds from issuance of convertible debt	—	92,000
Payment of financing costs	—	(1,945)
Principal payments on secured term debt	(380)	(107,204)
Proceeds from related party loans	—	2,000
Repayment of related party loans	—	(2,000)
Proceeds from issuance of Class A units, net	—	15,000
Proceeds from issuance of Class E redeemable convertible units, net	5,500	558
Proceeds from exercise of stock options	41	—
Net cash provided by financing activities	71,826	33,409
Net increase (decrease) in cash and cash equivalents	33,503	(13,289)
Cash and cash equivalents, beginning of period	21,498	20,991
Cash and cash equivalents, end of period	$55,001	$7,702

Supplemental cash flow disclosures:
Cash paid for interest	$2,798	$7,090
Cash paid for taxes	327	135
Non-cash investing and financing activities:
Settlement of related party loan	—	500
Units issued in settlement of obligation	11,725	9,063
Capitalized lease obligations	230	20
Unpaid financing/offering costs	743	2,741
Equity method investment related to deconsolidation	—	24,000
Financing costs paid with convertible notes	—	2,260
Fair value of warrants issued to lenders	—	6,300
Cost method investment in affiliate	1,242	—
Beneficial conversion feature on convertible preferred stock	7,567	—
Accretion of dividends on convertible preferred stock	266	—
Beneficial conversion feature on Class E units at IPO	13,431	—
Conversion of Class E units into common stock	83,628	—
Conversion of convertible debt into common stock	176,615	—
Conversion of convertible debt into convertible preferred stock	30,000	—

See accompanying notes to consolidated financial statements

Kadmon Holdings, Inc. and Subsidiaries

Notes to consolidated financial statements (unaudited)

1. Organization and Basis of Presentation

Nature of Business

Kadmon Holdings, Inc. (together with its subsidiaries, “Kadmon” or “Company”) is a fully integrated biopharmaceutical company engaged in the discovery, development and commercialization of small molecules and biologics to address disease areas of significant unmet medical needs. The Company is actively developing product candidates in a number of indications within autoimmune and fibrotic disease, oncology and genetic diseases. The Company leverages its multi‑disciplinary research and clinical development team members to identify and pursue a diverse portfolio of novel product candidates, both through in-licensing products and employing its small molecule and biologics platforms. By retaining global commercial rights to its lead product candidates, the Company believes that it has the ability to progress these candidates while maintaining flexibility for commercial and licensing arrangements. The Company expects to continue to progress its clinical candidates and have further clinical trial events throughout 2016 and 2017.

Corporate Conversion, Initial Public Offering and Debt Conversion

On July 26, 2016, in connection with the pricing of the Company’s IPO, Kadmon Holdings, LLC filed a certificate of conversion, whereby Kadmon Holdings, LLC effected a corporate conversion from a Delaware limited liability company to a Delaware corporation and changed its name to Kadmon Holdings, Inc. As a result of the corporate conversion, accumulated deficit was reduced to zero on the date of the corporate conversion, and the corresponding amount was credited to additional paid-in capital. In connection with this corporate conversion, the Company filed a certificate of incorporation and adopted bylaws, all of which were previously approved by the Company’s board of managers and members. Pursuant to the Company’s certificate of incorporation, the Company is authorized to issue up to 200,000,000 shares of common stock $0.001 par value per share and 10,000,000 shares of preferred stock $0.001 par value per share. All references in the unaudited interim consolidated financial statements to the number of shares and per-share amounts of common stock have been retroactively restated to reflect this conversion.

On August 1, 2016, the Company completed its IPO whereby it sold 6,250,000 shares of common stock at $12.00 per share. The aggregate net proceeds received by the Company from the offering were $66.0 million, net of underwriting discounts and commissions of $5.3 million and offering expenses of $3.7 million. Upon the closing of the IPO, 45,078,666 shares of common stock were outstanding, which includes 19,034,467 shares of common stock as a result of the conversion of the Company’s Senior Convertible Term Loan and Second Lien Convert (See Note 6). The shares began trading on the New York Stock Exchange on July 27, 2016 under the symbol “KDMN.”

Liquidity

The Company had an accumulated deficit of $131.0 million and working capital of $26.1 million at September 30, 2016. For the nine months ended September 30, 2016, the Company earned a $2.0 million milestone payment pursuant to a license agreement entered into with Jinghua to develop products using human monoclonal antibodies and raised $5.5 million through the issuance of Class E redeemable convertible units in June 2016. Additionally, the Company raised $66.0 million, net of underwriting discounts and commissions and offering expenses, in its IPO which is expected to enable the Company to advance its planned Phase 2 clinical studies for KD025 and tesevatinib, complete its planned clinical studies for KD034, advance certain of its other pipeline product candidates and fund its operating expenses and capital expenditure requirements into the fourth quarter of 2017.

On November 4, 2016, the Company executed a second amendment to the 2015 Credit Agreement. Pursuant to this amendment, the Company deferred further principal payments owed under the 2015 Credit Agreement in the amount of $380,000 per month until August 31, 2017. Additionally, the parties amended various clinical development milestones and added a covenant pursuant to which the Company is required to raise $40.0 million of additional equity capital by the end of the second quarter of 2017. All other material terms of the 2015 Credit Agreement, including the maturity date, remain the same. The Company maintained cash and cash equivalents of $55.0 million at September 30, 2016.

Management’s plans include continuing to finance operations through the issuance of additional equity instruments and securities and increasing the commercial portfolio through the development of the current pipeline or through the acquisition of a third party or license agreement. Any transactions which occur may contain covenants that restrict the ability of management to operate the business or may have rights, preferences or privileges senior to the Company’s common stock and may dilute current stockholders of the Company. Engaging in a transaction with a third party is contingent on negotiations among the parties; therefore, there is no certainty that the Company will enter into such an agreement should the Company so desire.

2. Summary of Significant Accounting Policies

Basis of Presentation

The Company operates in one segment considering the nature of the Company’s products and services, class of customers, methods used to distribute the products and the regulatory environment in which the Company operates. For the 2015 period presented, research and development expenses, and selling, general and administrative expenses were revised to conform to the current presentation with regard to the Company’s method of allocating a portion of facility-related expenses to research and development expenses to more accurately reflect the effort spent on research and development. For the three and nine months ended September 30, 2015, the Company reclassified $1.0 million and $2.9 million, respectively, from selling, general and administrative expenses to research and development expenses.

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements include the accounts of Kadmon Holdings, Inc. and its domestic and international subsidiaries, all of which are wholly owned.

Interim Financial Statements

The accompanying financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the final results that may be expected for the year ended December 31, 2016. These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2015 included in the Company’s final prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”) with the Securities and Exchange Commission (the “SEC”) on July 27, 2016 (the “Final Prospectus”).

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Actual results could differ from those estimates.

Critical accounting policies

The Company’s significant accounting policies are disclosed in the audited financial statements as of and for the year ended December 31, 2015 included in the Final Prospectus. Since the date of such financial statements, there have been no changes to the Company’s significant accounting policies, other than those described below.

Inventories

Inventories are stated at the lower of cost or market (on a first‑in, first‑out basis) using standard costs. Standard costs include an allocation of overhead rates, which include those costs attributable to managing the supply chain and are evaluated regularly. Variances are expensed as incurred.

Deferred Offering Costs

Deferred offering costs, which consisted primarily of direct costs related to the IPO, were being capitalized in other current assets until the consummation of the IPO. These offering costs were reclassified to additional paid‑in capital upon the closing of the IPO, which occurred on August 1, 2016. There were no deferred offering costs capitalized as of September 30, 2016 and $0.9 million of deferred offering costs capitalized as of December 31, 2015.

Recent Accounting Pronouncements

In March 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016‑09, “Compensation—Stock Compensation”. This ASU simplifies several aspects of the accounting for share‑based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This guidance is effective for annual and interim reporting periods of public entities beginning after December 15, 2016, with early adoption permitted. The Company is currently evaluating the impact of adopting the standard on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016‑08, “Revenue from Contracts with Customers” (“ASU 2016‑08”). This ASU amends the existing accounting guidance for principal versus agent considerations when recognizing revenue from contracts with customers. This guidance is effective for annual and interim reporting periods of public entities beginning after December 15, 2017, with early adoption permitted. In May 2014, the FASB issued ASU No. 2014‑09, “Revenue from Contracts with Customers.” Under this guidance, an entity is required to recognize revenue upon transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. As such, an entity will need to use more judgment and make more estimates than under the current guidance. The Company is currently evaluating the appropriate transition method and any impact of this guidance on its consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016‑06, “Derivatives and Hedging” (“ASU 2016‑06”). This ASU clarifies the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. This guidance is effective for annual and interim reporting periods of public entities beginning after December 15, 2016, with early adoption permitted. An entity should apply the amendments in this ASU on a modified retrospective basis to existing debt instruments as of the beginning of the fiscal year for which the amendments are effective. The Company is currently evaluating the impact of adopting the standard on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016‑02, “Leases” (“ASU 2016‑02”). This ASU amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets. This guidance is effective for annual and interim reporting periods of public entities beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact of adopting the standard on its consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015‑17, “Income Taxes (Topic 740)”  (“ASU 2015-17”) which simplifies the presentation of deferred income taxes. It requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. This standard is effective for annual reporting periods beginning after December 15, 2016 with early adoption permitted as of the beginning of an interim or annual reporting period. The new guidance may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company adopted ASU 2015‑17 in fiscal year 2015 and applied the guidance retrospectively to all periods presented. The adoption of ASU 2015‑17 did not have a significant impact on the Company’s consolidated financial statements or related disclosures.

In August 2015, the FASB issued ASU No. 2015‑15, “Interest—imputation of interest (Subtopic 835‑30)” (“ASU 2015-15”) which updated the accounting guidance related to the balance sheet presentation of debt issuance costs specific to line of credit arrangements. The updated accounting guidance allows the option of presenting deferred debt issuance costs related to line‑of‑credit arrangements as an asset, and subsequently amortizing over the term of the line‑of‑credit arrangement, regardless of whether there are any outstanding borrowings. The Company adopted ASU No. 2015‑15 in fiscal year 2015, which had no impact on its consolidated financial statements or related disclosures.

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

In April 2015, the FASB issued ASU No. 2015‑03, “Interest—Imputation of Interest (Subtopic 835‑30).” This standard amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge. It is effective for annual reporting periods beginning after December 15, 2015, but early adoption is permitted. The Company adopted this standard on its consolidated financial statements during 2015 and retroactively adjusted the prior year’s presentations to conform to the current presentation. These reclassifications had no effect on previously reported net income.

In August 2014, the FASB issued ASU No. 2014‑15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” (“ASU 2014-15”) to provide guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. The Company adopted ASU 2014‑15 in fiscal year 2016 which did not have a significant impact on its consolidated financial statements or related disclosures.

3. Members’ Capital

Conversion Event

The Class B, C and D units were required to automatically convert into Class A units pursuant to the Company’s Second Amended and Restated Limited Liability Company Operating Agreement, as amended (the “Operating Agreement”) upon certain defined conversion events including, but not limited to, dissolution of the Company or an underwritten IPO of the Company’s equity (each, a “Conversion Event”). The Conversion Event occurred on August 1, 2016, upon consummation of the Company’s IPO. The valuation of the Company at the Conversion Event was greater than $45.8 million, which resulted in the Class B and C units receiving $41.7 million of the proceeds of the Conversion Event in the form of equivalent Class A units. The Class D units converted into Class A units such that the holders thereof received $4.2 million of such proceeds. The proceeds in excess of $45.8 million were shared ratably by the other holders of Class A units.

Class A Units

Class A units represent the Company’s common stock equivalents. As of September 30, 2016 Kadmon I, LLC (“Kadmon I”) holds approximately 12.1% of the total outstanding common stock of the Company and as of December 31, 2015 Kadmon I held approximately 66% of the total outstanding Class A units. Kadmon I is a Delaware limited liability company that was formed in August 2009 and is an affiliate of the Company (Note 15). Kadmon I’s funds were raised through a private offering of 80% of Kadmon I’s total membership interests, the other 20% being owned by certain other members, including members of the Company’s board of managers and an executive officer at the time of such offering.

Once each Kadmon I investor has received aggregate distributions equal to four times the amount of their initial investment, their collective ownership percentage in additional distributions will decrease from 80% to 50%, and the collective ownership percentage for the members of the Company’s board of managers, an executive officer and members in Kadmon I, and certain other members who received units will increase from 20% to 50%. The change in ownership percentages will require the Company to evaluate whether such changes will result in additional compensation expense. As of September 30, 2016 and December 31, 2015, the Kadmon I investors had not received any distributions. Accordingly, no additional compensation expense was recognized.

During the year ended December 31, 2015, the Company raised $15.0 million in net proceeds through the issuance of 1,250,000 Class A units. The Company also issued 1,500,000 Class A units pursuant to an advisory agreement entered into in April 2015. The Company recorded a deferred charge of $9.0 million related to the issuance of these units which was classified as a prepaid expense on the Company’s balance sheet and was expensed over the one year term in the advisory agreement. The Company expensed $2.3 million and $3.8 million during the three and nine months ended September 30, 2015, respectively, related to the advisory agreement. The Company issued 5,011 Class A units as the result of stock option exercises during 2015. The Company also issued 308,334 Class A units to settle third party obligations, for which the Company expensed $1.5 million related to these settlements during the year ended December 31, 2015.

During the nine months ended September 30, 2016, the Company issued 25,000 Class A units to settle third party obligations, for which the Company expensed $0.1 million related to these settlements during the nine months ended September 30, 2016 and issued 7,200 Class A units as the result of stock option exercises. The Company also recorded an expense of $3.0 million during the nine months ended September 30, 2016 related to the advisory agreement entered into in April 2015. No expense was recorded for this agreement during the three months ended September 30, 2016.

The Class A units converted into common stock at the Conversion Event resulting in no Class A units outstanding at September 30, 2016.

Class B Unit

The Class B unit did not participate in distributions from the Company, did not have any preferences in relation to the Class A units, was non‑voting, and was non‑redeemable. The only right afforded to the Class B unit was the right to convert into Class A units pursuant to the Company’s Operating Agreement (see “Conversion Event”). One Class B unit was issued and outstanding as of December 31, 2015. The Class B unit converted into common stock at the Conversion Event resulting in no Class B units outstanding at September 30, 2016.

Class C Unit

The Class C unit did not participate in distributions from the Company, does not have any preferences in relation to the Class A units, is non‑voting, and is non‑redeemable. The only right afforded to the Class C unit was the right to convert into Class A units pursuant to the Operating Agreement (see “Conversion Event”). One Class C unit was issued and outstanding as of December 31, 2015. The Class C unit converted into common stock at the Conversion Event resulting in no Class C units outstanding at September 30, 2016.

Class D Units

The Class D units did not participate in distributions from the Company, did not have any preferences in relation to the Class A units, were non‑voting, and were non‑redeemable. The only right afforded to the Class D unit was the right to convert into Class A units pursuant to the Company’s Operating Agreement (see “Conversion Event”). There were 4,373,674 Class D units issued and outstanding as of December 31, 2015. The Class D units converted into common stock at the Conversion Event resulting in no Class D units outstanding at September 30, 2016.

Class E Redeemable Convertible Units

One series of Class E redeemable convertible units, the Class E Series E‑1 units (the “Class E redeemable convertible units”), was authorized. The Company was able to issue Class E redeemable convertible units with an aggregate Class E original issue price of up to $85 million, calculated in accordance with the terms of the Operating Agreement, of any series without being subject to preemptive rights. The Class E redeemable convertible units had voting rights and powers equal to the Class A units on an as‑if converted basis, had a liquidation preference for liquidating distributions and participated in distributions from the Company on an as‑converted basis on non‑liquidating distributions. In the case of a qualified IPO, the Class E redeemable convertible units automatically converted into Class A units at a conversion price of the lower of 85% of the value of Class A units (or the price per share of common stock of the corporate successor to the Company) or $11.50 per unit. Prior to a qualified IPO, the Class E redeemable convertible units could be converted at $11.50 per unit. A qualified IPO was defined as an offering of the Company’s equity interests with gross proceeds to the Company of at least $75 million. At any time after December 31, 2017, Class E redeemable convertible units were redeemable for cash at the option of the holders of at least 80% of all Class E redeemable convertible units at a redemption price equal to 125% of the liquidation preference. After January 1, 2016 all Class E redeemable convertible units began to accrue a liquidation preference (payable in connection with such liquidating distribution from the Company) at a rate of 5% per annum, compounding annually, with such liquidation preference rate increasing by 100 basis points every six months to a maximum of 10%. Redemption was subject to the Company’s ability to make such payment under then‑existing debt obligations.

Based on the terms of the Class E redeemable convertible units, the fair value of the Class E redeemable convertible units issued was classified as mezzanine capital on the Company’s consolidated balance sheet. The Company accreted changes in the redemption value of the Class E redeemable convertible units to paid‑in capital using the interest method, as the Company did not have available retained earnings, from the date of issuance to the earliest redemption date.

During the year ended December 31, 2015, the Company raised $10.9 million in gross proceeds, $10.8 million net of $40,000 in transaction costs, through the issuance of 945,441 Class E redeemable convertible units. The Company raised $10.0 million through the issuance of Class E redeemable convertible units in October 2015 pursuant to a license agreement entered into with Jinghua to develop products using human monoclonal antibodies (Note 10) and $0.9 million through the issuance of Class E redeemable convertible units to other third party investors. The Company also issued 574,392 Class E redeemable convertible units to settle certain obligations totaling $6.6 million, of which $6.1 million was expensed in the third quarter of 2015 and $500,000 related to the settlement of a related party loan entered into in 2014 (Note 15).

During the nine months ended September 30, 2016, the Company raised $5.5 million in gross proceeds, with no transaction costs, through the issuance of 478,266 Class E redeemable convertible units. Harlan W. Waksal, M.D., the Company’s President and Chief Executive Officer, certain entities affiliated with GoldenTree Asset Management LP, Bart M.

Schwartz, Esq., the Company’s then Chairman of the board of managers, and D. Dixon Boardman, a member of the Company’s then board of managers subscribed for 86,957,  43,479,  21,740 and 21,740 Class E redeemable convertible units, respectively.

The Company calculated a deemed dividend on the Class E redeemable convertible units of $13.4 million in August 2016, which equals a 15% discount to the IPO price of the Company’s common stock of $12.00 per share upon conversion to common stock at the Conversion Event, a beneficial conversion feature.  There were 4,969,252 Class E redeemable convertible units issued and outstanding as of December 31, 2015. The Class E redeemable convertible units converted into common stock at the Conversion Event resulting in no Class E redeemable convertible units outstanding at September 30, 2016.

5% Convertible Preferred Stock

Our certificate of incorporation permitted the Company’s board of directors to issue up to 10,000,000 shares of preferred stock from time to time in one or more classes or series. Concurrently with the closing of the Company’s IPO and pursuant to the terms of the exchange agreement entered into with the holders of the Company’s Senior Convertible Term Loan, the Company issued to such holders 30,000 shares of 5% convertible preferred stock, designated as the convertible preferred stock. Each share of convertible preferred stock was issued for an amount equal to $1,000 per share, which is referred to as the original purchase price. Shares of convertible preferred stock with an aggregate original purchase price and initial liquidation preference of $30.0 million were issued to the holders of the Senior Convertible Term Loan in exchange for an equivalent principal amount of the Senior Convertible Term Loan pursuant to the terms of an exchange agreement dated as of June 8, 2016, between the Company and those holders, which is referred to as the exchange agreement.

The shares of convertible preferred stock are entitled to receive dividends, when and as declared by the board of directors and to the extent of funds legally available for the payment of dividends, at an annual rate of 5% of the sum of the original purchase price per share of convertible preferred stock plus any dividend arrearages. Dividends on the convertible preferred stock shall, at the Company’s option, either be paid in cash or added to the stated liquidation preference amount for purposes of calculating dividends at the 5% annual rate (until such time as the Company declares and pays the missed dividend in full and in cash, at which time that dividend will no longer be part of the stated liquidation preference amount). Dividends shall be payable annually on June 30 of each year and shall be cumulative from the most recent dividend payment date on which the dividend has been paid or, if no dividend has ever been paid, from the original date of issuance of the convertible preferred stock and shall accumulate from day to day whether or not declared until paid.

The convertible preferred stock converts into shares of the Company’s common stock at a 20% discount to the price per share of common stock in the IPO. The Company calculated a deemed dividend on the convertible preferred stock of $7.5 million in August 2016, which equals the 20% discount to the IPO price of the Company’s common stock of $12.00 per share, a beneficial conversion feature.  The Company accrued dividends on the convertible preferred stock of $0.3 million for the three and nine months ended September 30, 2016.

Common Stock

Prior to the IPO, there were no shares outstanding of the Company’s common stock, par value $0.001 per share, and no stockholders of record. The Company’s certificate of incorporation authorizes the issuance of up to 200,000,000 shares of the Company’s common stock. On August 1, 2016, the Company completed its IPO whereby it sold 6,250,000 shares of common stock at $12.00 per share. The aggregate net proceeds received by the Company from the offering were $66.0 million, net of underwriting discounts and commissions of $5.3 million and offering expenses of $3.7 million. Upon the closing of the IPO, 45,078,666 shares of common stock were outstanding, which includes 19,034,467 shares of common stock issued upon the conversion of the Company’s Senior Convertible Term Loan and Second Lien Convert (See Note 6).

Valuation

Prior to the IPO, to estimate certain expenses and record certain transactions, it was necessary for the Company to estimate the fair value of its membership units. Given the absence of a public trading market, and in accordance with the American Institute of Certified Public Accountants’ Practice Guide, “Valuation of Privately‑Held‑Company Equity Securities Issued as Compensation,” the Company exercised reasonable judgment and considered numerous objective and subjective factors to determine its best estimate of the fair value of its membership units. Factors considered included:

•	recent equity financings and the related valuations;
•	the estimated present value of the Company’s future cash flows;
•	industry information such as market size and growth;

•	market capitalization of comparable companies and the estimated value of transactions such companies have engaged in; and
•	macroeconomic conditions.

The Company updated the valuation of Class A units as of September 30, 2015 using a  methodology consistent with prior valuations. At the time of the valuation, the Company had issued $92.0 million in second‑lien convertible debt, and it was deemed appropriate to place additional weighting on this consideration, as compared to prior valuations. The Company also considered equity raised through the issuance of $15.0 million in Class A units during 2015. The Company assigned no value to the Ribasphere products to reflect changes in market conditions that have resulted in lower sales of the Ribasphere products. As a result of the revised inputs to the analysis, the estimated fair value of each Class A unit was decreased from $39.00 to $32.50 as of September 30, 2015.

4. Net Loss per Share Attributable to Common Stockholders

Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common stock outstanding for the period. Because the Company has reported a net loss for all periods presented, diluted net loss per common share is the same as basic net loss per common share for those periods. The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Numerator – basic and diluted:
Net loss attributable to common stockholders	$(138,232)	$(82,079)	$(207,788)	$(112,612)
Denominator – basic and diluted:
Weighted average common stock outstanding used to compute basic and diluted net loss per share	32,678,259	8,255,011	16,487,715	8,070,165
Net loss per share, basic and diluted	$(4.23)	$(9.94)	$(12.60)	$(13.95)

The amounts in the table below were excluded from the calculation of diluted net loss per share, due to their anti-dilutive effect:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Convertible preferred stock	$3,159,688	$3,159,688	$3,159,688	$3,159,688
Options to purchase common stock	3,245,743	579,304	3,245,743	579,304
Warrants to purchase common stock	1,328,452	1,328,452	1,328,452	1,328,452
Total shares of common stock equivalents	$7,733,883	$5,067,444	$7,733,883	$5,067,444

5. Commercial Partnership

On June 17, 2013, the Company entered into a series of agreements with a commercial partner, AbbVie, Inc. (“AbbVie”), whereby the Company issued a non‑exclusive license for the domestic sale of Ribasphere and also sold certain intellectual property and marketing rights related to the international sale of Ribasphere. The Company received upfront payments totaling $64.0 million, and could receive additional contingent payments totaling $51.0 million based on the achievement of certain milestones. The Company did not earn any such milestones during the nine months ended September 30, 2016.

Of the $64.0 million upfront payment, $44.0 million was considered allocable to the non‑exclusive domestic licensing arrangement and was recorded as deferred revenue to be recognized over the 10 year term of the agreement. The Company will recognize the upfront payment to revenue on a straight‑line basis over the life of the agreement. The Company recognized $3.3 million of the upfront consideration to license revenue during each of the nine months ended September 30, 2016 and 2015 and $1.1 million during each of the three months ended September 30, 2016 and 2015. As of September 30, 2016 and December 31, 2015,  $29.5 million and $32.8 million is recorded as deferred revenue, respectively, of which $4.4 million is short‑term.

In October 2014, the Company entered into a series of amendments with AbbVie whereby the Company agreed to eliminate all potential future unearned and unpaid milestones and also agreed to a revised royalty structure for the sale of Ribasphere under the domestic license agreement. The Company received upfront payments of $6.0 million in consideration of future royalties payable resulting from the resale of Ribasphere by AbbVie during 2015 and 2016. At the time of receipt the balance was recorded to deferred revenue, $3.0 million of which was recorded as short‑term as it related to prepaid royalties for 2015 and $3.0 million of which was recorded as long‑term as it related to prepaid royalties for 2016. The Company will recognize portions of the deferred revenue to income as Ribasphere is sold by AbbVie. The Company is entitled to receive additional compensation from AbbVie for any royalties earned in excess of the annual prepayment. If royalties earned do not exceed the annual prepayment the Company is required to refund the excess to AbbVie.

Since the royalties earned from the resale of Ribasphere by AbbVie under the domestic license agreement did not exceed the $3.0 million annual prepayment in 2015, the Company refunded approximately $2.1 million of the prepaid royalty to AbbVie as a credit against future purchases during the nine months ended September 30, 2016. The Company had recorded this amount as an accrued expense at December 31, 2015. Furthermore, the Company expects to refund approximately $2.9 million of the prepaid royalty to AbbVie resulting from the resale of Ribasphere by AbbVie during 2016. Therefore, the Company has recorded this amount as an accrued expense at September 30, 2016 and other long term liability at December 31, 2015, as the refund is payable in March 2017.

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

The Company is a party to three credit agreements in the following amounts (in thousands):

	September 30,	December 31,
	2016	2015

Senior convertible term loan due June 17, 2018 (A)	$—	$58,500
Secured term debt due June 17, 2018 (B)	34,620	35,000
Second-lien convertible debt due August 28, 2019 (C)	—	114,760
Total debt before fees, interest and debt discount	34,620	208,260
Paid-in-kind interest	—	18,726
Less: Deferred financing costs	(865)	(5,861)
Debt discount	(3,876)	(9,504)
Total debt payable	$29,879	$211,621

Debt payable, current portion	$4,940	$1,900
Debt payable, long-term	$24,939	$209,721

A.Senior Convertible Term Loan

In August 2015, the Company entered into the Third Amended and Restated Convertible Credit Agreement (“Senior Convertible Term Loan”), pursuant to which the Company was permitted to enter into the 2015 Credit Agreement (defined below) and a Second‑Lien Convert (defined below). Most of the reporting and financial covenants pertaining to the Company that were previously required were removed so that the Company only needed to maintain a minimum liquidity amount. Beginning after June 30, 2016, the Company also had to meet a minimum revenue requirement. In August 2015, the Company further amended the terms of the Third Amended and Restated Convertible Credit Agreement to provide for, among other things, a $69.1 million term loan which was scheduled to mature on June 17, 2018. As consideration for the amendment, if a qualified IPO, defined as a public offering of the Company’s equity interests with gross proceeds to the Company of at least $75.0 million, had not been completed on or prior to March 31, 2016, the Company agreed to pay an amendment fee equal to $1.3 million to be allocated among the lenders. This fee was paid in April 2016, as the Company did not complete a qualified IPO by this date. As a result of this amendment, $1.3 million was recorded as a debt discount at September 30, 2015 and was amortized to interest expense over the remaining term of the agreement as the amendment was deemed a modification in accordance with ASC 470.

June 2016 Exchange Agreements

In June 2016, the Company entered into an exchange agreement with all holders of the approximately $75.0 million in aggregate principal amount of the Senior Convertible Term Loan. Under the exchange agreement, (i) $30.0 million in aggregate principal amount of the Senior Convertible Term Loan was exchanged for 30,000 shares of a newly created class of capital stock that is designated as convertible preferred stock and subject to a lock‑up agreement; (ii) as to $25.0 million in aggregate principal amount of the Senior Convertible Term Loan, the Company converted 100% of that principal amount into shares of the Company’s common stock at a conversion price equal to 80% of the price per share of common stock in the IPO; and (iii) as to $20.0 million in aggregate principal amount of the Senior Convertible Term Loan, the Company converted 125% of that principal amount into shares of the Company’s common stock at a conversion price equal to the price per share of common stock in the IPO.  In addition, the Company paid a make‑whole fee amounting to $8.0 million. The make‑whole fee was paid through the issuance of shares of the Company’s common stock at an issue price equal to 80% of the price per share of common stock in the IPO. During the third quarter of 2016, the Company incurred a $20.7 million charge as a result of a beneficial conversion feature included in the exchange agreement, since the conversion price was equal to a 20% discount to the price per share of common stock in the IPO.

B.Secured Term Debt

August 2015 Secured Term Debt

In August 2015, the Company entered into a secured term loan in the amount of $35.0 million with two lenders (“2015 Credit Agreement”). The interest rate on the loan is LIBOR plus 9.375% with a 1% floor. The Company incurred and paid a $788,000 commitment fee in connection with the loan that will be amortized to interest expense over the term of the agreement. The basic terms of the loan required monthly payments of interest only through the first anniversary date of the loan and require the Company to maintain certain financial covenants requiring the Company to maintain a minimum liquidity amount and minimum revenue levels beginning after June 30, 2016 through August 1, 2016, the date the Company consummated its IPO. Beginning on the first anniversary date of the loan, the Company is required to make monthly principal payments in the amount of $380,000. Any outstanding balance of the loan and accrued interest is to be repaid on June 17, 2018. The secured term loan is secured by the tangible and intangible property of the Company.

In conjunction with the 2015 Credit Agreement, warrants to purchase $6.3 million of Class A units were issued to two lenders, of which $5.4 million was recorded as a debt discount and $900,000 was recorded as loss on extinguishment of debt (Note 7). The debt discount is being amortized over the life of the outstanding term loan using the effective interest method.

Deferred financing costs of $1.3 million were recognized in recording the 2015 Credit Agreement and will be amortized to interest expense over the three year term of the agreement. Additionally, a fee paid to one existing lender of $113,000 was charged to loss on extinguishment of debt in accordance with ASC 470. There was also $1.5 million of debt discount and $390,000 of deferred financing cost write‑offs charged to loss on extinguishment of debt in accordance with ASC 470 in connection with this transaction. Unamortized deferred financing costs were $0.9 million and $1.1 million at September 30, 2016 and December 31, 2015, respectively. Approximately $0.1 million and $0.4 million was charged to interest expense during the three and nine months ended September 30, 2016, respectively. Interest expense was $0.1 million during the three and nine months ended September 30, 2015.

The Company entered into a third waiver agreement to the 2015 Credit Agreement in September 2016 to negotiate the amendment and restatement of certain covenants of the Company contained in the 2015 Credit Agreement.  In connection with such negotiation, the lenders under the 2015 Credit Agreement had agreed to refrain from exercising certain rights under the 2015 Credit Agreement, including the declaration of a default and to forbear from acceleration of any repayment rights with respect to existing covenants until the parties have consummated the amendment and restatement of such provisions.  In addition, certain payments required to be made under the 2015 Credit Agreement had been deferred while the parties negotiated the amendment.  The parties executed a second amendment to the 2015 Credit Agreement in November 2016 whereby the Company deferred further principal payments owed under the 2015 Credit Agreement in the amount of $380,000 per month until August 31, 2017. Additionally, the parties amended various clinical development milestones and added a covenant pursuant to which the Company is required to raise $40.0 million of additional equity capital by the end of the second quarter of 2017. All other material terms of the 2015 Credit Agreement, including the maturity date, remain the same. All other material terms of the 2015 Credit Agreement, including the maturity date, remain the same. As of the date hereof, the Company is not in default under the terms of the 2015 Credit Agreement.

C.Second‑Lien Convertible Debt

In August 2015, in conjunction with the 2015 Credit Agreement, the Company incurred indebtedness pursuant to its offering of second‑lien convertible PIK notes (“Second‑Lien Convert”), to a syndicate of lenders, including the same two parties as the 2015 Credit Agreement. The Second‑Lien Convert has a four year term under which the initial borrowings were $94.3 million, including $2.3 million in third-party fees that was settled through the issuance of Second‑Lien Convert. In October 2015 and November 2015, the Company borrowed an additional $5.5 million and $15.0 million, respectively, and incurred $0.4 million in transaction costs under the Second‑Lien Convert to three additional lenders, bringing the total borrowings under the Second‑Lien Convert to $114.8 million, including $2.3 million in third-party fees. Interest is calculated at a rate of 13.0% and payable‑in‑kind semi‑annually as an increase of principal. If the Company had not consummated an IPO of not less than $50.0 million and listed on a national stock exchange (“Qualified IPO”) on or before March 31, 2016, the interest rate was to automatically increase on April 1, 2016 by an additional 3.0% and by an additional 3.0% on each October 1 and April 1 until the interest rate equaled 21.0% per annum, which would have remained the applicable interest rate so long as the Second‑Lien Convert remained outstanding. The Company did not consummate a Qualified IPO until August 1, 2016, therefore the additional 3% interest was applied from April 1, 2016 through August 1, 2016, the date on which the Second-Lien Convert converted into the Company’s common stock. The debt was secured by the tangible and intangible property of the Company.

Holders of the Second‑Lien Convert could elect to convert any portion of principal to Class A units at any time following the Company’s consummation of a Qualified IPO. The conversion price would have been equal to the product of (x) 90% and (y) the price per Class A unit of the Company offered in a Qualified IPO provided, however, that the conversion price would have been capped at $12.00. The Company could have redeemed the Second‑Lien Convert at its option, in whole or in part, at any time on or after the later of (x) the first anniversary of the issue date and (y) the date of the consummation of a Qualified IPO, at a redemption price of 150.0% of the principal amount, plus accrued and unpaid interest payable (at the Company’s option) in cash or Class A units. In addition, on or after the later of (x) the third anniversary of the issue date and (y) the date of the consummation of a Qualified IPO, the Company could have redeemed the Second‑Lien Convert at its option, in whole or in part, at a redemption price in cash of 110.0% of the principal amount, plus accrued and unpaid interest.

Deferred financing costs of $4.2 million were recognized in recording the Second‑Lien Convert and was being amortized to interest expense over the four year term of the agreement. There were no  unamortized deferred financing costs at September 30, 2016 and $3.9 million of unamortized deferred financing costs at December 31, 2015. Approximately $0.1 million and $0.7 million was charged to interest expense during the three and nine months ended September 30, 2016, respectively. Interest expense was $0.1 million during the three and nine months ended September 30, 2015. The Company incurred $0.1 million in debt issuance costs to new creditors in August 2015, which was recorded as a debt discount and was being amortized to interest expense over the four year term.

The Company considered ASC 480, “Distinguishing Liabilities from Equity,” and determined that the Second‑Lien Convert does not contain any of the criteria under this guidance. In accordance with ASC 815, the Company determined that the interest rate increase and put/redemption feature do not require bifurcation since the embedded interest rate increase, if freestanding, would not qualify as a derivative. The Second‑Lien Convert represented the host contract and the option to convert the debt into the Company’s Class A units represented the embedded conversion option. Since the conversion option meets the criteria under ASC 815, the conversion option does not require bifurcation and is not accounted for as a derivative under ASC 815.

Pursuant to an amendment and restatement of the terms of the Second‑Lien Convert in June 2016,  100% of the outstanding balance under the outstanding Second‑Lien Convert was mandatorily converted into shares of the Company’s common stock at a conversion price equal to 80% of the price per share of common stock in the IPO.  During the third quarter of 2016, the Company incurred a $32.4 million charge as a result of the beneficial conversion feature included in this agreement since the conversion price is equal to a 20% discount to the price per share of common stock in the IPO.

The minimum payments required on the outstanding balances of the 2015 Credit Agreement as of September 30, 2016 are (in thousands):

2015 Credit Agreement
2016	$1,520
2017	4,560
2018	28,540
$34,620

The following table provides components of interest expense and other related financing costs:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Interest expense and other financing costs	$1,009	$2,039	$2,862	$7,090
Interest expense - beneficial conversion feature	45,915	—	45,915	—
Interest paid-in kind	2,347	2,899	14,695	6,202
Write-off of deferred financing costs and debt discount	3,820	2,752	3,820	2,752
Amortization of deferred financing costs and debt discount	932	1,266	3,724	3,752
Interest expense	$54,023	$8,956	$71,016	$19,796

7. Financial Instruments

Success Fee

In October 2011, an executive officer and member of Kadmon Holdings, LLC issued an equity instrument for which the underlying value is based on 536,065 Class A units. The intrinsic value of the instrument is redeemable for cash upon certain defined liquidity or distribution events (“Success Fee”). No cash settlements associated with this instrument have occurred as of September 30, 2016 or December 31, 2015.

A liability was recorded based on the instrument’s fair value of $0 and $69,000 at September 30, 2016 and December 31, 2015, respectively. As a result of marking to market this instrument, the Company recorded ($69,000) and ($0.2) million to change in fair value of financial instruments for the nine months ended September 30, 2016 and 2015, respectively, and $0 and ($64,000) to change in fair value of financial instruments for the three months ended September 30, 2016 and 2015, respectively. Upon consummation of the Company’s IPO on August 1, 2016 with a price per share of $12.00 per share, the fair value of this equity instrument had a fair value of $0, which resulted in no Success Fee owed by the Company.

As there were no quoted prices for identical or similar instruments prior to the IPO, the Company had utilized a Black‑Scholes calculation to value this instrument as of December 31, 2015, based on the following assumptions:

December 31,
Input	2015
Unit price	$5.00
Strike price	$11.41
Volatility	79.20%
Risk-free interest rate	0.49%
Expected life	.50 Years
Expected dividend yield	0%

Equity issued pursuant to Credit Agreements

In connection with the incurrence of the Senior Convertible Term Loan, the Company issued three tranches of warrants as fees to the lenders that were redeemable for Class A units. The aggregate fair value of the warrants was $1.7 million and $1.9 million at September 30, 2016 and December 31, 2015, respectively. The change in fair value of the warrants was ($0.2) million and ($1.3) million for the nine months ended September 30, 2016 and 2015, respectively, and ($0.6) million for the three months ended September 30, 2015. There was no change in fair value of the warrants for the three months ended September 30, 2016. Upon consummation of the Company’s IPO on August 1, 2016 with a price per share of common stock in the IPO of $12.00, the warrants to purchase Class A units issued to lenders in the Senior Convertible Term Loan were exchanged for 351,992 warrants to purchase the same number of shares of the Company’s common stock. Since the strike price was determined at IPO, the aggregate fair value of these warrants totaling $1.7 million was reclassified from liability to equity as of September 30, 2016.

As of December 31, 2015 the Company utilized a binomial model to measure all three warrant tranches. Due to the uncertainty of the strike price of the warrants, the Company performed each calculation multiple times using a weighted number of units exercisable based on the Company’s best estimate of how many units would be issuable. The inputs used in the calculations to measure all three warrant tranches as of December 31, 2015 are as follows:

December 31,
Input	2015
Unit price	$5.00
Strike price	$9.50
Volatility	79.18%
Risk-free interest rate	0.49%
Expected life	.50 Years
Expected dividend yield	0%

In connection with the 2015 Credit Agreement, the Company issued warrants as fees to the lenders to purchase an aggregate of $6.3 million of the Company’s Class A units. The strike price of the warrants was 85% of the price per unit in an IPO or, if before an IPO, 85% of the deemed per unit equity value as defined in the 2015 Credit Agreement. The warrants were exercisable as of the earlier of an IPO or July 1, 2016. Since these warrants are also redeemable at the option of the holder after the 51st month from the issue date, they are recorded as a liability of $4.5 million and $6.3 million as of September 30, 2016 and December 31, 2015. Upon entry into the agreement in August 2015, the warrants issued to an existing lender was recorded to loss on extinguishment of debt of $900,000 and the warrants issued to the new lender was recorded as a debt discount of $5.4 million and will be amortized over the three year term (Note 6) in accordance with ASC 470.

Upon consummation of the Company’s IPO on August 1, 2016 with a price per share of common stock in the IPO of $12.00, the warrants to purchase Class A units issued to lenders under the 2015 Credit Agreement were exchanged for 617,651 warrants to purchase the same number of shares of the Company’s common stock. None of these instruments have been exercised as of September 30, 2016 and December 31, 2015.

Other Warrants

On April 16, 2013, the Company issued warrants with an estimated fair value of $1.4 million for the purchase of  30,000 Class A units at a strike price of $21.24 as consideration for fundraising efforts performed. Upon consummation of the Company’s IPO on August 1, 2016 and Corporate Conversion, these warrants to purchase Class A units were exchanged for 46,163 warrants to purchase the same number of shares of the Company’s common stock at a strike price of $138.06.  None of these warrants have been exercised as of September 30, 2016 and December 31, 2015.

Fair Value of Long‑term Debt

As of September 30, 2016, the Company maintained a long-term secured term debt balance of $24.9 million. As of December 31, 2015 the Company maintained long‑term secured term debt and long‑term convertible debt balances of $26.3 million and $183.5 million, respectively. The underlying agreements for these balances were negotiated with parties that included fully independent third parties, at an interest rate which is considered to be in line with over-arching market conditions. Based on these factors management considers the carrying value of the debt to approximate fair value as of September 30, 2016 and December 31, 2015.

Fair Value Classification

The Company held certain liabilities that are required to be measured at fair value on a recurring basis. Fair value guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:

•	Level 1—Quoted prices in active markets for identical assets or liabilities.
•

Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The table below represents the values of the Company’s financial instruments as of September 30, 2016 and December 31, 2015 (in thousands):

	Fair Value Measurement Using:
	December 31,	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2015	(Level 2)	(Level 3)
Warrants	$8,220	$—	$8,220
Success Fee	69	—	69
Total	$8,289	$—	$8,289

	September 30,	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2016	(Level 2)	(Level 3)
Warrants	$4,534	$4,534	$—
Total	$4,534	$4,534	$—

The table below represents a rollforward of the Level 2 and Level 3 investments from January 1, 2015 to September 30, 2016 (in thousands).

	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 2)	(Level 3)
Balance as of January 1, 2015	$—	$3,483
Change in fair value of financial instruments	—	(1,494)
Fair value of warrants issued in connection with 2015 credit agreement	—	6,300
Balance as of December 31, 2015	$—	$8,289
Transfer of warrants from Level 3 to Level 2	6,300	(6,300)
Change in fair value of financial instruments	(2,878)	(273)
Beneficial conversion feature recognized on warrants issued in connection with 2015 credit agreement	1,112	—
Reclassification of warrants to APIC in connection with IPO	—	(1,716)
Balance as of September 30, 2016	$4,534	$—

The Level 2 inputs used to value our financial instruments were determined using prices that can be directly observed or corroborated in active markets. In August 2016, the warrants issued in connection with the 2015 Credit Agreement were transferred from Level 3 to Level 2 as the Company’s securities began trading on the New York Stock Exchange. Although the fair value of this obligation is calculated using the observable market price of Kadmon Holdings Inc. common stock, an active market for this financial instrument does not exist and therefore the Company has classified the fair value of this liability as a Level 2 liability in the table above.

8. Inventories

Inventories are stated at the lower of cost or market (on a first‑in, first‑out basis) using standard costs. Standard costs include an allocation of overhead rates, which include those costs attributable to managing the supply chain and are evaluated regularly. Variances are expensed as incurred.

The Company regularly reviews the expiration date of its inventories and maintains a reserve for inventories that are probable to expire before shipment. Inventories recorded on the Company’s consolidated balance sheets are net of a reserve for expirable inventory of $4.8 million and $5.4 million at September 30, 2016 and December 31, 2015, respectively. The Company expensed Ribasphere inventory that it believes will not be sold prior to reaching its product expiration date totaling $0.2 million and $1.2 million during the three months ended September 30, 2016 and 2015, respectively, and $0.3 million and $2.1 million during the nine months ended September 30, 2016 and 2015, respectively. If the amount and timing of future sales differ from management’s assumptions, adjustments to the estimated inventory reserves may be required.

Inventories are comprised of the following (in thousands):

	September 30,	December 31,
	2016	2015
Raw materials	$1,298	$1,905
Finished goods, net	982	1,563
Total inventories	$2,280	$3,468

9. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill and other amortizable intangible assets for the nine months ended September 30, 2016 and the year ended December 31, 2015 are as follows (in thousands):

	Balance as of December 31, 2014	Amortization	Impairment	Balance as of December 31, 2015	Remaining Useful Life as of December 31, 2015
Ribasphere product rights	$73,934	$(27,442)	$(31,269)	$15,223	1.0
Goodwill	$3,580	$—	$—	$3,580	—

	Balance as of December 31, 2015	Amortization	Impairment	Balance as of September 30, 2016	Remaining Useful Life as of September 30, 2016
Ribasphere product rights	$15,223	$(12,470)	$—	$2,753	0.25
Goodwill	$3,580	$—	$—	$3,580	—

Amortization expense is included within selling, general and administrative expenses on the Company’s consolidated statements of operations. The Company recorded amortization expense related to the intangible asset of $12.5 million and $22.2 million for the nine months ended September 30, 2016 and 2015, respectively, and $3.5 million and $7.4 million for the three months ended September 30, 2016 and 2015, respectively. The accumulated amortization of the intangible asset was $138.0 million and $125.5 million as of September 30, 2016 and December 31, 2015, respectively. The remaining $2.8 million balance in the intangible asset as of September 30, 2016 will be amortized through December 2016.

10. License Agreements

The Company’s license agreements are disclosed in the audited financial statements as of and for the year ended December 31, 2015 included in the Final Prospectus. Since the date of such financial statements, there have been no changes to the Company’s license agreements, other than those described below.

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

Valeant Holdings International

On February 25, 2014, the Company entered into an agreement with Valeant for the co‑promotion of Syprine®, a chelation therapy indicated in the treatment of patients with Wilson’s disease who are intolerant of penicillamine. In February 2016, the Company entered into a mutual termination agreement with Valeant. Upon termination, neither party shall have any rights or obligation including any and all past, present and future payments. Additionally, all rights and licenses granted under the agreement were immediately terminated and reverted to the party granting such rights. As a result of the termination, in February 2016 the Company recorded a gain on settlement of the $3.9 million other milestone payable to Valeant in connection with the acquisition of the drug Infergen.

Vivus, Inc.

In June 2015, the Company entered into an agreement with Vivus Inc. (“Vivus”) for the co‑promotion of Qsymia®, a combination of phentermine and topiramate extended‑release indicated as an adjunct to a reduced‑calorie diet and increased physical activity for chronic weight management in adults. In November 2016, the Company notified Vivus that it will not renew this agreement and therefore the agreement will terminate on December 31, 2016.  No meaningful revenue has been generated from this agreement as of September 30, 2016.

MeiraGTx Limited

In April 2015, we executed several agreements which transferred our ownership of Kadmon Gene Therapy, LLC to MeiraGTx, a then wholly‑owned subsidiary of our company. As part of these agreements, we also transferred various property rights, employees and management tied to the ongoing development of the intellectual property and contracts identified in the agreements to MeiraGTx.

The summarized financial information for MeiraGTx Limited (“MeiraGTx”) as of and for the year ended December 31, 2015 is as follows (amounts in thousands):

Balance Sheet Data:
Cash	$14,548
Other current assets	433
Noncurrent assets	42
Current liabilities	4,621
Noncurrent liabilities	17
Total stockholders’ equity	9,249
Statement of Operations Data:
General and administrative expense	$4,184
Research and development expense	9,876
Net loss attributable to non‑controlling interest in subsidiary	829
Net loss and comprehensive loss	(13,154)

The Company assessed the recoverability of the investment in MeiraGTx as of September 30, 2016 and December 31, 2015 and identified no events or changes in circumstances that may have a significant adverse impact on the fair value of this investment. From April 2015 through December 31, 2015 the Company recorded a loss on investment of $2.8 million and retained a 44.4% ownership in MeiraGTx at December 31, 2015. For the nine months ended September 30, 2016 and 2015, the Company recorded its share of MeiraGTx’s net loss of $12.3 million and $1.1 million, respectively, inclusive of adjustments related to MeiraGTx’s 2015 financial statements that resulted in the Company recording a loss on equity method investment of $5.1 million for the nine months ended September 30, 2016. For the three months ended September 30, 2016 and 2015, the Company recorded its share of MeiraGTx’s net loss of $1.7 million and $0.5 million, respectively. The Company maintains a 38.7% ownership in MeiraGTx as of September 30, 2016. The Company’s maximum exposure associated with MeiraGTx is limited to its initial investment of $24.0 million.

Chiromics

On November 18, 2011 the Company entered into a non‑exclusive, royalty free license agreement with Chiromics LLC (“Chiromics”) for access to two chemical compound libraries for the research, discovery and development of biological and/or pharmaceutical products. The Company was required to pay $200,000 upon execution of the agreement and $150,000 following the delivery of each of the chemical compounds included within the related library. The Company was additionally required to make quarterly payments of $200,000 for the eight quarters following delivery of all compounds; such payments were expensed to research and development expense in those quarters. The payable balance associated with these agreements was  $500,000 at September 30, 2016 and December 31, 2015, which was settled in October 2016.

Concordia

On December 16, 2011, the Company purchased certain intellectual property rights and associated contractual rights and obligations from Concordia Pharmaceuticals, LLC. (“Concordia”) for $500,000. In May 2016, the Company entered into a mutual termination agreement with Concordia. All rights and licenses granted under the agreement were immediately terminated and reverted to the party granting such rights.

EffRx

On March 12, 2014 the Company entered into a development and license agreement with EffRx Pharmaceuticals S.A. (“EffRx”) for the development of effervescent formulations of certain pharmaceutical products. This agreement was mutually terminated on April 6, 2016.

Zydus

In June 2008, the Company entered into an asset purchase agreement with Zydus Pharmaceuticals USA, Inc. (“Zydus”) and Cadila Healthcare Limited where the Company purchased all of Zydus’ rights, title and interest to high dosages of ribavirin. Under the terms of the agreement, the Company paid a one‑time purchase price of $1.1 million. The Company was required to pay a royalty based on net sales of products in the low twenty percents, subject to specified reductions and offsets. In April 2013, the Company entered into an amendment to the asset purchase agreement with Zydus which reduced the royalty payable on net sales of products from the low twenty percents to the mid-teens percents.

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

The Company recorded royalty expense of $1.1 million and $2.1 million for the nine months ended September 30, 2016 and 2015, respectively, and $0.3 million and $0.7 million for the three months ended September 30, 2016 and 2015, respectively.

Jinghua

In November 2015, the Company entered into a license agreement with Jinghua Pharmaceutical Group Co., Ltd. (“Jinghua”). Under this agreement, the Company granted to Jinghua an exclusive, royalty‑bearing, sublicensable license under certain of its intellectual property and know‑how to use, develop, manufacture, and commercialize certain monoclonal antibodies in China, Hong Kong, Macau and Taiwan.

In partial consideration for the rights granted to Jinghua under the agreement, the Company received an upfront payment of $10.0 million in the form of an equity investment in Class E redeemable convertible units of the Company. The Company is eligible to receive from Jinghua a royalty equal to a percentage of net sales of product in the territory in the low ten percents. In addition to such payments, the Company is eligible to receive milestone payments for the achievement of certain development milestones, totaling up to $40.0 million. The Company earned a $2.0 million milestone payment in March 2016, which was recorded as license and other revenue during the nine months ended September 30, 2016. The Company is also eligible to receive a portion of sublicensing revenue from Jinghua ranging from the low ten percents to the low thirty percents based on the development stage of a product. No such revenue was earned during the three and nine months ended September 30, 2016 and 2015.

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

Camber Pharmaceuticals, Inc.

Tetrabenazine

In February 2016, the Company entered into a supply and distribution agreement with Camber Pharmaceuticals, Inc. (“Camber”) for the purposes of marketing, selling and distributing tetrabenazine, a medicine that is used to treat the involuntary movements (chorea) of Huntington’s disease. The initial term of the agreement is twelve months. Under the agreement, the Company will obtain commercial supplies of tetrabenazine and will distribute tetrabenazine through its existing sales force and commercial network. The Company will pay Camber a contracted price for supply of tetrabenazine and will retain 100% of the revenue generated from the sale of tetrabenazine. The Company recognized revenue of $ 0.3 million and $0.4 million during the three and nine months ended September 30, 2016, respectively.  No revenue was generated from sales of tetrabenazine in 2015.

Valganciclovir

In May 2016, the Company amended its agreement with Camber to include the marketing, selling and distributing of valganciclovir, a medicine that is used for the treatment of cytomegalovirus (CMV) retinitis, a viral inflammation of the retina of the eye, in patients with acquired immunodeficiency syndrome (AIDS) and for the prevention of CMV disease, a common viral infection complicating solid organ transplants, in kidney, heart and kidney pancreas transplant patients. The Company will pay Camber a contracted price for supply of valganciclovir and will retain 100% of the revenue generated from the sale of valganciclovir. The Company recognized revenue of $0.5 million and $0.7 million during the three and nine months ended September 30, 2016, respectively. No revenue was generated from sales of valganciclovir in 2015.

Abacavir, Entecavir, Lamivudine, Lamivudine (HBV) and Lamivudine and Zidovudine.

In August 2016, the Company amended its agreement with Camber to include the marketing, selling and distributing of Abacavir tablets, USP, a medicine that is used in combination with other antiretroviral agents for the treatment of human immunodeficiency virus type-1 (HIV-1) infection; Entecavir, a medicine that is used for the treatment of chronic hepatitis B virus (HBV) infection in adults with evidence of active viral replication and either evidence of persistent elevations in serum aminotransferases (ALT or AST) or histologically active disease; Lamivudine tablets, a nucleoside analogue medicine used in combination with other antiretroviral agents for the treatment of human immunodeficiency virus (HIV-1) infection; Lamivudine tablets (HBV), a medicine that is used for the treatment of chronic hepatitis B virus (HBV) infection associated with evidence of hepatitis B viral replication and active liver inflammation; and Lamivudine and Zidovudine tablets, USP, a combination of two nucleoside analogue medicines, used in combination with other antiretrovirals for the treatment of human immunodeficiency virus type 1 (HIV-1) infection.  The Company will pay Camber a contracted price for supply of these products and will retain 100% of the revenue generated from the sale of these products.  No meaningful revenue was generated from sales of these products for the nine months ended September 30, 2016.

11.  Share‑based Compensation

2011 Equity Incentive Plan—Options

The 2011 Equity Incentive Plan was adopted in July 2011. Under this plan, the Company’s board of managers was able to grant unit‑based awards to certain employees, officers, directors, managers, consultants and advisors. The plan was amended on November 7, 2013 to authorize the grant of a number of options to purchase Class A units equal to 7.5% of the outstanding Class A units calculated on a fully diluted basis. As of December 31, 2015 the number of additional units available for grant was 2,715,099. The Company’s board of managers had the authority, in its discretion, to determine the terms and conditions of any option grant, including the vesting schedule. Effective July 26, 2016, no award may be granted under the 2011 Equity Plan. The 2011 Equity Plan was merged with and into the 2016 Equity Incentive Plan, outstanding awards were converted into awards with respect to our common stock and any new awards will be issued under the terms of the 2016 Equity Incentive Plan.

2016 Equity Incentive Plan

The Company’s 2016 Equity Incentive Plan (the “2016 Equity Plan”), was approved by the Company’s board of managers and holders of the Company’s membership units in July 2016. It is intended to make available incentives that will assist the Company to attract, retain and motivate employees, including officers, consultants and directors. The Company may provide these incentives through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units and other cash-based or stock-based awards.

A total of 6,720,000 shares of the Company’s common stock was initially authorized and reserved for issuance under the 2016 Equity Plan. This reserve will automatically increase on January 1, 2017 and each subsequent anniversary through January 1, 2025, by an amount equal to the smaller of (a) 4% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (b) an amount determined by the board of directors. This reserve was increased to include any shares issuable upon exercise of options granted under the Company’s 2011 Equity Incentive Plan that expire or terminate without having been exercised in full.

Appropriate adjustments will be made in the number of authorized shares and other numerical limits in the 2016 Equity Plan and in outstanding awards to prevent dilution or enlargement of participants’ rights in the event of a stock split or other change in the Company’s capital structure. Shares subject to awards which expire or are cancelled or forfeited will again become available for issuance under the 2016 Equity Plan. The shares available will not be reduced by awards settled in cash or by shares withheld to satisfy tax withholding obligations. Only the net number of shares issued upon the exercise of stock appreciation rights or options exercised by means of a net exercise or by tender of previously owned shares will be deducted from the shares available under the 2016 Equity Plan.

The 2016 Equity Plan will be generally administered by the compensation committee of the Company’s board of directors. Subject to the provisions of the 2016 Equity Plan, the compensation committee will determine in its discretion the persons to whom and the times at which awards are granted, the sizes of such awards and all of their terms and conditions. However, the compensation committee may delegate to one or more of our officers the authority to grant awards to persons who are not officers or directors, subject to certain limitations contained in the 2016 Equity Plan and award guidelines established by the compensation committee. The compensation committee will have the authority to construe and interpret the terms of the 2016 Equity Plan and awards granted under it. The 2016 Equity Plan provides, subject to certain limitations, for indemnification by the Company of any director, officer or employee against all reasonable expenses, including attorneys’ fees, incurred in connection with any legal action arising from such person's action or failure to act in administering the 2016 Equity Plan.

Awards may be granted under the 2016 Equity Plan to the Company’s employees, including officers, directors or consultants or those of any present or future parent or subsidiary corporation or other affiliated entity. All awards will be evidenced by a written agreement between the Company and the holder of the award and may include any of the following:

•

Stock options.  The Company may grant nonstatutory stock options or incentive stock options as described in Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), each of which gives its holder the right, during a specified term (not exceeding 10 years) and subject to any specified vesting or other conditions, to purchase a number of shares of our common stock at an exercise price per share determined by the administrator, which may not be less than the fair market value of a share of the Company’s common stock on the date of grant.

•

Stock appreciation rights.  A stock appreciation right gives its holder the right, during a specified term (not exceeding 10 years) and subject to any specified vesting or other conditions, to receive the appreciation in the fair market value of the Company’s common stock between the date of grant of the award and the date of its exercise. The Company may pay the appreciation in shares of the Company’s common stock or in cash.

•

Restricted stock.  The administrator may grant restricted stock awards either as a bonus or as a purchase right at such price as the administrator determines. Shares of restricted stock remain subject to forfeiture until vested, based on such terms and conditions as the administrator specifies. Holders of restricted stock will have the right to vote the shares and to receive any dividends paid, except that the dividends may be subject to the same vesting conditions as the related shares.

•

Restricted stock units.  Restricted stock units represent rights to receive shares of the Company’s common stock (or their value in cash) at a future date without payment of a purchase price, subject to vesting or other conditions specified by the administrator. Holders of restricted stock units have no voting rights or rights to receive cash dividends unless and until shares of common stock are issued in settlement of such awards. However, the administrator may grant restricted stock units that entitle their holders to dividend equivalent rights.

•

Performance shares and performance units.  Performance shares and performance units are awards that will result in a payment to their holder only if specified performance goals are achieved during a specified performance period. Performance share awards are rights whose value is based on the fair market value of shares of the Company’s common stock, while performance unit awards are rights denominated in dollars. The administrator establishes the applicable performance goals based on one or more measures of business performance enumerated in the 2016 Equity Plan, such as revenue, gross margin, net income or total stockholder return. To the extent earned, performance share and unit awards may be settled in cash or in shares of our common stock. Holders of performance shares or performance units have no voting rights or rights to receive cash dividends unless and until shares of common stock are issued in settlement of such awards. However, the administrator may grant performance shares that entitle their holders to dividend equivalent rights.

•

Cash-based awards and other stock-based awards.  The administrator may grant cash-based awards that specify a monetary payment or range of payments or other stock-based awards that specify a number or range of shares or units that, in either case, are subject to vesting or other conditions specified by the administrator. Settlement of these awards may be in cash or shares of our common stock, as determined by the administrator. Their holder will have no voting rights or right to receive cash dividends unless and until shares of our common stock are issued pursuant to the award. The administrator may grant dividend equivalent rights with respect to other stock-based awards.

In the event of a change in control as described in the 2016 Equity Plan, the acquiring or successor entity may assume or continue all or any awards outstanding under the 2016 Equity Plan or substitute substantially equivalent awards. Any awards which are not assumed or continued in connection with a change in control or are not exercised or settled prior to the change in control will terminate effective as of the time of the change in control. The compensation committee may provide for the acceleration of vesting of any or all outstanding awards upon such terms and to such extent as it determines, except that the vesting of all awards held by members of the board of directors who are not employees will automatically be accelerated in full. The 2016 Equity Plan also authorizes the compensation committee, in its discretion and without the consent of any participant, to cancel each or any outstanding award denominated in shares upon a change in control in exchange for a payment to the participant with respect to each share subject to the cancelled award of an amount equal to the excess of the consideration to be paid per share of common stock in the change in control transaction over the exercise price per share, if any, under the award.

The 2016 Equity Plan will continue in effect until it is terminated by the administrator, provided, however, that all awards will be granted, if at all, within 10 years of its effective date. The administrator may amend, suspend or terminate the 2016 Equity Plan at any time, provided that without stockholder approval, the plan cannot be amended to increase the number of shares authorized, change the class of persons eligible to receive incentive stock options, or effect any other change that would require stockholder approval under any applicable law or listing rule.

Total unrecognized compensation expense related to unvested options granted under the Company’s share‑based compensation plan was $15.6 million and $18.6 million at September 30, 2016 and December 31, 2015, respectively. That expense is expected to be recognized over a weighted average period of 1.6 years and 2.1 years as of September 30, 2016 and December 31, 2015, respectively. The Company recorded share‑based option compensation expense under the 2011 Equity Incentive Plan of $41.4 million and $4.7 million for the nine months ended September 30, 2016 and 2015, respectively, and $35.5 million and $1.3 million for the three months ended September 30, 2016 and 2015, respectively.

In January 2015, the compensation committee of the Company’s  board of managers approved the amendments of all outstanding option awards under the 2011 Equity Incentive Plan that have an exercise price above $6.00 per unit to adjust the exercise price per unit to $6.00 per unit (Note 3), the estimated fair value of the Company’s Class A units as of October 31, 2014. The awarded options have the same vesting schedule as the original award. The amendment to the option awards resulted in a modification charge of $1.1 million, of which $668,000 was expensed immediately during the first quarter of 2015 and the remaining amount will be recognized over the vesting periods of each award. These vesting periods range from one to two years.

On July 13, 2016, the compensation committee of the Company’s  board of managers approved the amendment of all outstanding option awards issued under the Company’s 2011 Equity Incentive Plan whereby, effective upon pricing of the Company’s IPO, the exercise price (on a post-Corporate Conversion, post-split basis) was adjusted to equal the price per share of the Company’s common stock in the IPO. The amendment was made to the awards as the original exercise price was substantially higher than the price of the Company’s common stock in the IPO as a result of changes in the Company’s capital structure that occurred upon IPO. Options to purchase an aggregate of approximately 1.6 million shares of the Company’s Class A units were modified. Following this modification, the previously granted options will have the same vesting schedule as the original award and are modified on a one-for-one basis. The modification resulted in a $4.0 million charge, of which the incremental value of the previously vested portion of the awards totaling $1.8 million was expensed immediately during the third quarter of 2016 and the remaining $2.2 million will be recognized over the remaining vesting periods of each award. These vesting periods range from one to three years.

The following table summarizes information about unit options outstanding at September 30, 2016 and December 31, 2015:

	Options Outstanding				Options Exercisable
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)	Number of Options	Weighted Average Exercise Price
Balance, December 31, 2014	706,460	$52.15	8.63	$—	266,518	$50.50
Granted	1,154,394	37.44
Exercised	(772)	38.70
Forfeited	(174,834)	57.68
Balance, December 31, 2015	1,685,248	$37.38	8.72	$—	381,072	$36.29
Granted	1,630,536	12.00
Exercised	(1,109)	36.63
Forfeited	(68,932)	35.46
Balance, September 30, 2016	3,245,743	$12.00	8.90	$—	2,022,936	$12.00

The aggregate intrinsic value in the table above represents the total pre‑tax intrinsic value calculated as the difference between the fair value of the Company’s common stock at September 30, 2016  ($7.34 per share) and the exercise price, multiplied by the related in‑the‑money options that would have been received by the option holders had they exercised their options at the end of the fiscal year. This amount changes based on the fair value of the Company’s common stock. There were 1,109 options exercised during the nine months ended September 30, 2016 that were not in‑the‑money. There were 772 options exercised during 2015 that were in‑the‑money, with an aggregate intrinsic value at time of exercise of $4,800.

During the nine months ended September 30, 2016, 1,630,536 options were granted to the Company’s Chief Executive Officer. The weighted‑average fair value of the stock option awards granted to employees, officers, directors and advisors was $7.60 during the nine months ended September 30, 2016 and $20.67 during the year ended December 31, 2015 and was estimated at the date of grant using the Black‑Scholes option‑pricing model and the assumptions noted in the following table:

	Nine Months Ended	Year Ended
	September 30, 2016	December 31, 2015
Weighted average fair value of grants	$7.60	$20.67
Expected volatility	79.35%	77.23% - 93.85%
Risk-free interest rate	1.15%	1.54% - 1.93%
Expected life	5.0 years	5.2 - 6.0 years
Expected dividend yield	0%	0%

In December 2014, the Company’s board of managers approved an option grant to the Chief Executive Officer with an exercise price of $39.00 to purchase a number of units equal to 5% of the total issued and outstanding units of the Company (after, in the event of an IPO, giving effect to the exercise and conversion of certain exercisable and convertible securities and after giving effect to consummating the IPO) calculated on the earliest to occur of 1) a sale of the Company, 2) the date on which the Company consummates an IPO and 3) the date the key employee ceases to be a service provider to the Company. This option grant was issued in March 2015 when the terms of the agreement were finalized. Since the grant was contingent on a liquidity event, a grant date had not been established and therefore no compensation expense was initially recorded.

In December 2015, the option agreement entered into with the Company’s Chief Executive Officer was replaced in its entirety by an option agreement dated December 31, 2015 so that the number of units is set to 769,231 unit options valued at $15.2 million which will be recognized as compensation expense over the vesting term. These units under this option agreement were issued outside of the 2011 Equity Incentive Plan. The Company expensed $5.9 million and $5.1 million during the nine months ended September 30, 2016 and fourth quarter of 2015, respectively, and the remaining amount will be recognized ratably through August 2017. The options vest 1/3 at the grant date, 1/3 in August 2016 and 1/3 in August 2017. While the awards vest over this term they are not exercisable until the occurrence of the Calculation Date. The Calculation Date is defined as the earliest to occur of 1) a sale of the Company (as defined in the Company’s second amended and restated limited liability company agreement dated as of June 27, 2014), 2) the date on which the Company consummates an IPO and 3) the date the key employee ceases to be a service provider to the Company.

On July 13, 2016, the compensation committee of the Company’s  board of managers approved an option award for Harlan W. Waksal, M.D. increasing the number of options (giving effect to the Corporate Conversion) subject to his original option grant. The number of shares subject to this option award shall equal the difference between the 769,231 options originally granted to Harlan W. Waksal, M.D. and 5% of the Company’s outstanding common equity determined on a fully diluted basis on the IPO date, which amounted to 1,630,536 options. The effective date of the new option award was the IPO date of July 26, 2016. The exercise price per share of common stock subject to the new incremental options awarded was equal to the IPO price per share of common stock at the IPO date of $12.00. The option award was subject to the same vesting schedule applicable to the original option grant such that all options awarded will vest on August 4, 2017. In consideration for the new option award, Harlan W. Waksal, M.D. has committed to perform an additional year of service in connection with receipt of the additional option shares. In the event Harlan W. Waksal, M.D. voluntarily terminates his employment prior to completion of this additional year of service, Harlan W. Waksal, M.D. shall forfeit 25% of the additional options, or 25% of the aggregate additional option gain associated with the additional option shares in the event the options are exercised, as applicable. This modification resulted in a $12.4 million charge, of which the incremental value of the previously vested portion of the awards totaling $8.3 million was expensed during the third quarter of 2016 and the remaining amount of the unvested portion totaling $4.1 million will be recognized over the additional two years of service.

2014 Long‑term Incentive Plan (“LTIP”)

The LTIP was adopted in May 2014 and amended in December 2014. Under the LTIP, the Company’s  board of managers may grant up to 10% of the equity value of the Company including the following types of awards:

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

The Company’s  board of managers has the authority, at its discretion, to determine the terms and conditions of any LTIP grant, including vesting schedule.

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

A total of 9,750 units were granted under the LTIP at September 30, 2016 and December 31, 2015. The liability and associated compensation expense for this award was recognized upon consummation of the Company’s IPO on August 1, 2016. No compensation expense had been recorded prior to this date. The Company utilized a Monte-Carlo simulation to determine the fair value of the awards granted under the LTIP of $22.6 million, which was recorded as shared-based compensation during the third quarter of 2016 as these awards are not forfeitable.

2016 Employee Stock Purchase Plan (“2016 ESPP”)

The Company’s board of managers has adopted and the Company’s stockholders have approved the 2016 ESPP. A total of 1,125,000 shares of the Company’s common stock are available for sale under the 2016 ESPP. In addition, the 2016 ESPP provides for annual increases in the number of shares available for issuance under the 2016 ESPP on January 1, 2017 and each subsequent anniversary through 2025, equal to the smallest of:

•	750,000 shares;
•	1.5% of the outstanding shares of the Company’s common stock on the immediately preceding December 31; or
•	such other amount as may be determined by the Company’s board of directors.

Appropriate adjustments will be made in the number of authorized shares and in outstanding purchase rights to prevent dilution or enlargement of participants’ rights in the event of a stock split or other change in the Company’s capital structure. Shares subject to purchase rights which expire or are cancelled will again become available for issuance under the 2016 ESPP.

The compensation committee of the Company’s board of directors will administer the 2016 ESPP and have full authority to interpret the terms of the 2016 ESPP. The 2016 ESPP provides, subject to certain limitations, for indemnification by the Company of any director, officer or employee against all reasonable expenses, including attorneys’ fees, incurred in connection with any legal action arising from such person’s action or failure to act in administering the 2016 ESPP.

All of the Company’s employees, including the Company’s named executive officers, and employees of any of the Company’s subsidiaries designated by the compensation committee are eligible to participate if they are customarily employed by the Company or any participating subsidiary for at least 20 hours per week and more than five months in any calendar year, subject to any local law requirements applicable to participants in jurisdictions outside the United States. However, an employee may not be granted rights to purchase stock under the 2016 ESPP if such employee:

•	immediately after the grant would own stock or options to purchase stock possessing 5.0% or more of the total combined voting power or value of all classes of the Company’s capital stock; or
•

holds rights to purchase stock under all of the Company’s employee stock purchase plans that would accrue at a rate that exceeds $25,000 worth of the Company’s stock for each calendar year in which the right to be granted would be outstanding at any time.

The 2016 ESPP is intended to qualify under Section 423 of the Code but also permits us to include our non-U.S. employees in offerings not intended to qualify under Section 423. The 2016 ESPP will typically be implemented through consecutive six-month offering periods. The offering periods generally start on the first trading day of April and October of each year. The administrator may, in its discretion, modify the terms of future offering periods, including establishing offering periods of up to 27 months and providing for multiple purchase dates. The administrator may vary certain terms and conditions of separate offerings for employees of the Company’s non-U.S. subsidiaries where required by local law or desirable to obtain intended tax or accounting treatment.

The 2016 ESPP permits participants to purchase common stock through payroll deductions of up to 10.0% of their eligible compensation, which includes a participant’s regular and recurring straight time gross earnings and payments for overtime and shift premiums, but exclusive of payments for incentive compensation, bonuses and other similar compensation.

Amounts deducted and accumulated from participant compensation, or otherwise funded in any participating non-U.S. jurisdiction in which payroll deductions are not permitted, are used to purchase shares of the Company’s common stock at the end of each offering period. The purchase price of the shares will be 85.0% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last day of the offering period. Participants may end their participation at any time during an offering period and will be paid their accrued payroll deductions that have not yet been used to purchase shares of common stock. Participation ends automatically upon termination of employment with the Company.

Each participant in any offering will have an option to purchase for each full month contained in the offering period a number of shares determined by dividing $2,083 by the fair market value of a share of the Company’s common stock on the first day of the offering period or 200 shares, if less, and except as limited in order to comply with Section 423 of the Code. Prior to the beginning of any offering period, the administrator may alter the maximum number of shares that may be purchased by any participant during the offering period or specify a maximum aggregate number of shares that may be purchased by all participants in the offering period. If insufficient shares remain available under the plan to permit all participants to purchase the number of shares to which they would otherwise be entitled, the administrator will make a pro rata allocation of the available shares. Any amounts withheld from participants’ compensation in excess of the amounts used to purchase shares will be refunded, without interest.

A participant may not transfer rights granted under the 2016 ESPP other than by will, the laws of descent and distribution or as otherwise provided under the 2016 ESPP.

In the event of a change in control, an acquiring or successor corporation may assume the Company’s rights and obligations under outstanding purchase rights or substitute substantially equivalent purchase rights. If the acquiring or successor corporation does not assume or substitute for outstanding purchase rights, then the purchase date of the offering periods then in progress will be accelerated to a date prior to the change in control.

The 2016 ESPP will continue in effect until terminated by the administrator. The compensation committee has the authority to amend, suspend or terminate the 2016 ESPP at any time.

Warrants

The following table summarizes information about warrants outstanding at September 30, 2016 and December 31, 2015:

	Warrants	Weighted Average Exercise Price
Balance, December 31, 2015	710,801	$46.64
Granted	617,651	10.20
Exercised	—	—
Forfeited	—	—
Balance, September 30, 2016	1,328,452	$29.70

In conjunction with 2015 Credit Agreement, warrants to purchase $6.3 million of Class A units were issued to two lenders at 85% of the price per share of common stock in the IPO.  Upon consummation of the Company’s IPO on August 1, 2016 with a price per share of common stock in the IPO of $12.00, these warrants to purchase Class A units were exchanged for 617,651 warrants at a strike price of $10.20 to purchase the same number of shares of the Company’s common stock (see Note 7).

12. Accrued Expenses and Other Short Term Liabilities

Short‑term accrued expenses as of September 30, 2016 and December 31, 2015 include the following (in thousands):

	September 30,	December 31,
	2016	2015
Commission payable	$2,695	$2,820
Accrued bonus	393	362
Severance	1,555	578
Other compensation and benefits	778	956
Financing/Offering Costs	—	1,250
Threatened litigation	—	10,377
Royalty arrangements	3,309	2,777
Other	3,707	3,100
Total Accrued Expenses	$12,437	$22,220

Commission Payable

In November 2015, the Company entered into an agreement with a lender whereby the Company borrowed $15.0 million under the Second‑Lien Convert and incurred a $600,000 commission fee to a third party, which was accrued for at December 31, 2015,  of which $300,000 is payable in cash and was still accrued for at September 30, 2016 and $300,000 was payable in Class A units with a fair value of $125,000, which was settled through the issuance of 25,000 Class A units in February 2016.

During 2015, the Company raised $873,000 in gross proceeds, $833,000 net of $40,000 in transaction costs, through the issuance of 75,875 Class E redeemable convertible units. As of September 30, 2016 and December 31, 2015,  $40,000 remains in accrued liabilities relating to commissions to third parties for Class E redeemable convertible raises during 2015.

During 2014, the Company raised $39.5 million in gross proceeds, $36.4 million net of $3.1 million in transaction costs, through the issuance of 3,438,984 Class E redeemable convertible units. Of the $3.1 million in transaction costs, $2.4 million remains in accrued liabilities as of September 30, 2016 and December 31, 2015 relating to commissions to third parties for Class E redeemable convertible raises during 2014.

Accrued Bonus

Accrued bonus balances represent anticipated bonus compensation to be paid to employees resulting from past services performed.

Severance

Severance balances represent contractual compensation to be paid to former employees, a significant portion of which relates to the separation agreement with Dr. Samuel D. Waksal. Effective as of February 8, 2016, Dr. Samuel D. Waksal resigned from all positions with the Company and is no longer employed by the Company in any capacity. As of September 30, 2016,  accrued severance payments payable to Dr. Samuel D. Waksal totaled $2.4 million, of which $1.0 million is recorded as accrued expense and $1.4 million is recorded as other long‑term liabilities. The separation agreement with Dr. Samuel D. Waksal contains certain supplement conditional payments, none of which have been met at September 30, 2016. The Company has not recorded any expense related to these conditional payments at September 30, 2016 and will continue to evaluate the probability of these conditional payments.

Separation Agreement with Dr. Samuel D. Waksal

Dr. Samuel D. Waksal founded the Company in October 2010 and, until August 2014, was the chairman of the Company’s board of managers and the Company’s Chief Executive Officer. In August 2014, he stepped down as the Company’s Chief Executive Officer and became the Company’s Chief of Innovation, Science and Strategy. In July 2015, Dr. Samuel D. Waksal resigned as chairman of the Company’s board of managers.

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

Severance and Other Payments

The Company has agreed to make a series of payments (all subject to withholding taxes) to Dr. Samuel D. Waksal, some of which are contingent, structured as follows:

•

a  $3.0 million severance payment, of which the first $1.0 million will be payable during the first year after February 8, 2016, with the remaining $2.0 million to be payable during the two years commencing with the first anniversary of the start of payments of the first $1.0 million. Severance expense totaling $3.1 million, including the cost of Company‑paid medical benefits, was recorded during the first quarter of 2016 as these payments are probable and estimable;

•

supplemental conditional payments of up to $6.75 million in the aggregate that are payable in 2017 ($2.25 million), 2018 ($2.25 million) and 2019 ($2.25 million) if specified benchmarks related to the valuation of the Company implied by the public offering price in the IPO, the net proceeds to the Company from the IPO and the Company’s equity market capitalization on specified dates are achieved and subject to the Company having cash and cash equivalents less payables of $50 million or more on the dates when the Company makes those payments. These conditional payments, although estimable, are not probable at September 30, 2016 as the Company is not able to determine if or when these benchmarks related to the valuation of the Company will be achieved. The Company has not recorded any expense related to these conditional payments at September 30, 2016 and will continue to evaluate the probability of these conditional payments;
•

an amount equal to five percent (up to a maximum of $15 million) of any cash received by the Company or guaranteed cash payments (as defined) payable to the Company pursuant to the first three business development programs that the Company enters into on or before February 8, 2019 to research, develop, market or commercialize the Company’s ROCK2 program or the Company’s immuno‑oncology program. For purposes of the separation agreement, ROCK2 program is defined to mean pathways involving ROCK2 or other pathways effecting autoimmunity, fibrosis, cancer or neurodegenerative diseases; immunooncology program is defined to mean antibodies or small molecules involved in inducing the immune system to make an anti‑tumor response; and guaranteed cash payments is defined to mean payments to the Company of cash contractually provided for pursuant to an agreement entered into by the Company with respect to a business development program, which payments are not subject to the Company’s meeting any milestones or thresholds. If the aggregate cash and guaranteed cash payments received by the Company pursuant to any business development program exceed $800 million before the completion of the IPO, the equity market capitalization requirements that must be met for Dr. Samuel D. Waksal to earn the supplemental payments of up to $6.75 million described above shall be deemed fulfilled, regardless of the Company’s equity market capitalization at the applicable time. These conditional payments are not estimable or probable at September 30, 2016 as the Company is not able to determine if or when the Company will enter into these business development programs. The Company has not recorded any expense related to these conditional payments at September 30, 2016 and will continue to evaluate the probability of these conditional payments.

LTIP Award

With regard to the award of 5,000 EAR units granted to Dr. Samuel D. Waksal in December 2014, the separation agreement provides that:

•

by virtue of his separation from the Company, Dr. Samuel D. Waksal acknowledges that he is no longer entitled to vesting at December 16, 2024 based on the occurrence of an initial public offering on or before that date and continued service through that date;

•	the service component included in the vesting condition related to the occurrence of a change of control after an initial public offering but before December 16, 2024 is now satisfied;
•

the service component included in the vesting condition related to the occurrence of a 333% increase in the fair market value of each EAR unit from the $6.00 grant price per unit before December 16, 2024 is now satisfied; and

•	Dr. Samuel D. Waksal’s EAR units shall not be subject to forfeiture, termination or recapture payment for violation of the restrictive covenants contained in the 2014 LTIP.

The liability and associated compensation expense for this award was recognized upon consummation of the Company’s IPO on August 1, 2016. No compensation expense had been recorded prior to this date. The Company utilized a Monte-Carlo simulation to determine the fair value of the award granted under the LTIP of $11.6 million, which was recorded during the third quarter of 2016 as this award is not forfeitable.

Lock‑up Agreement

Dr. Samuel D. Waksal has agreed to enter into a 180‑day lock‑up agreement in connection with the IPO. If requested by the managing underwriters in any subsequent offering at the time of which Dr. Samuel D. Waksal owns five percent or more the Company’s common stock, he will enter into a lock‑up agreement for a period not to exceed 90 days and in the form customarily requested by the managing underwriters for that offering (subject to mutually agreed exceptions), so long as other equityholders enter into substantially similar lock‑up agreements. If any of our equityholders that signs a lock‑up agreement is released from its provisions by the managing underwriters, Dr. Samuel D. Waksal will also be released from his lock‑up agreement.

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

Financing Costs

As consideration for the amendment to the Company’s 2013 convertible debt, if a qualified IPO, defined as a public offering of the Company’s equity interests with gross proceeds to the Company of at least $75.0 million, had not been completed on or prior to March 31, 2016, the Company agreed to pay an amendment fee equal to $1.3 million to be allocated among the lenders. This fee was accrued at December 31, 2015, and subsequently paid in April 2016 through the issuance of 108,696 Class E redeemable convertible units, as the Company did not complete a qualified IPO by March 31, 2016.

Threatened Litigation

During 2015, the Company received a demand for the issuance of additional equity under a letter agreement with Falcon Flight LLC that was entered into in November 2014. In June 2016, the Company entered into an agreement with Falcon Flight LLC and one of its affiliates in connection with a settlement of certain claims alleging breaches of a letter agreement between the Company and Falcon Flight LLC relating to a prior investment by Falcon Flight LLC and its affiliate in the Company’s securities, which letter agreement was amended and restated as part of this settlement, which the Company refers to as the Falcon Flight Agreement. Subject to certain terms and conditions contained therein, the Falcon Flight Agreement provides Falcon Flight LLC and its affiliate with certain information rights, consent rights, and anti‑dilution protections including the issuance of 1,061,741 additional Class E redeemable convertible membership units with a conversion price equal to any down‑round price and a right to designate a member of the Company’s board of managers or observer, among other rights. The aforementioned rights terminated upon the closing of the IPO on August 1, 2016, except for indemnification of Falcon Flight LLC’s board designee or observer, which survives termination. In addition, the Company agreed to provide Falcon Flight LLC with most favored nation rights which terminated upon the closing of the IPO on August 1, 2016 and to pay $800,000 in cash to Falcon Flight LLC. The Company recorded an estimate for this settlement of approximately $10.4 million in September 2015 and recorded an additional expense of $2.6 million in June 2016 based on the excess of the fair value of this settlement over the $10.4 million previously expensed in 2015.

Royalty Arrangements

The Company has contracts with third parties, which require the Company to make royalty payments based on the sales revenue of the products specified in the contract. The Company records royalty expense as the associated sales are recognized, and classifies such amounts as selling, general and administrative expenses in the accompanying consolidated statements of operations. Royalty payable was $3.3 million and $2.8 million at September 30, 2016 and December 31, 2015, respectively. These royalties are generally paid quarterly. Royalty expense was $1.1 million and $2.1 million for the nine months ended September 30, 2016 and 2015, respectively, and $0.3 million and $0.7 million for the three months ended September 30, 2016 and 2015, respectively. Approximately $2.9 million and $2.0 million at September 30, 2016 and December 31, 2015, respectively, of the royalty payable is the prepaid royalty that will have to be refunded to the Company’s commercial partner (Note 5).

13. Commitments

Lease Commitments

The Company has three primary operating locations which are occupied under long‑term leasing arrangements. In October 2010, Kadmon Corporation, LLC entered into a corporate headquarters and laboratory lease in New York, New York, expiring in February 2021 and opened a secured letter of credit with a third party financial institution in lieu of a security deposit for $2.0 million. Since inception there have been four amendments to this lease agreement, which have altered office and laboratory capacity and extended the lease term through October 2024. Rental expense for this lease amounted to $3.5 million for each of the nine months ended September 30, 2016 and 2015 and $1.2 million for each of the three months ended September 30, 2016 and 2015. During future years, the base rent amount associated with these premises will increase 3.5% annually. The Company has the ability to extend portions of the lease on the same terms and conditions as the current lease, except that the base rent will be adjusted to the fair market rental rate for the building based on the rental rate for comparable space in the building at the time of extension.

The Company is party to an operating lease in Warrendale, Pennsylvania (the Company’s specialty-focused commercial operation), which expires on September 30, 2019, with a five‑year renewal option. Rental payments under the renewal period will be at market rates determined from the average rentals of similar tenants in the same industrial park. Rental expense for this lease was $429,000 and $461,000 for the nine months ended September 30, 2016 and 2015, respectively, and $143,000 and $144,000 for the three months ended September 30, 2016 and 2015, respectively.

In August 2015, the Company entered into an office lease agreement in Cambridge, Massachusetts (the Company’s new clinical office) effective January 2016 and expiring in April 2023. The Company opened a secured letter of credit with a third party financial institution in lieu of a security deposit for $91,000. Rental expense for this lease was $85,000 and $257,000 for the three and nine months ended September 30, 2016, respectively. No rental expense was incurred for this lease during the nine months ended September 30, 2015.

Future minimum rental payments under noncancellable leases are as follows (in thousands) as of September 30, 2016:

Year ending December 31,	Amount
2016	$1,428
2017	5,796
2018	5,912
2019	5,828
2020	5,449
Thereafter	22,020
Total	$46,433

Licensing Commitments

The Company has entered into several license agreements for products currently under development (Note 10). Firm payment commitments under those agreements are as follows (in thousands) as of September 30, 2016:

Year ending December 31,	Amount
2016	$—
2017	60
2018	60
2019	60
2020	60
Thereafter	60
Total	$300

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

Employment Agreements

Two former employees of the Company received $1.25 million each upon the consummation of the IPO, which the Company settled through the issuance of an aggregate of 208,334 shares of its common stock on August 1, 2016. The amount of compensation due to another former employee as a result of this event is contingent upon the valuation of the Company at the time of the transaction, which was not achieved upon consummation of the IPO on August 1, 2016. Certain employment agreements also provide for routine severance compensation. The Company has recorded a liability for such agreements of

$2.6 million, which is primarily attributable to the severance expense recognized in connection with the resignation of Dr. Samuel D. Waksal, and $0.6 million at September 30, 2016 and December 31, 2015, respectively (Note 12).

14. Contingencies

The Company is subject to various legal proceedings that arise from time to time in the ordinary course of its business. Although the Company believes that the various proceedings brought against it are without merit, and that it has adequate product liability and other insurance to cover any claims, litigation is subject to many factors which are difficult to predict and there can be no assurance that the Company will not incur material costs in the resolution of legal matters. Should the Company determine that any future obligations will exist, the Company will record expense equal to the amount which is deemed probable and estimable.

Legal Proceedings

The Rosenfeld Litigation

In 2014, Steven Rosenfeld commenced a lawsuit in the New York State Supreme Court, for the county of New York, against Joel Schreiber, Samuel D. Waksal and certain Kadmon entities alleging that he and co-defendant Schreiber were engaged to raise funds for a new venture involving Kadmon. Rosenfeld alleges that he was responsible for raising funds but that he was not compensated. A Third Amended Complaint was filed in or about August 2016 adding new corporate entities and adding an alleged breach of an exclusivity agreement. In October, 2016, the Company filed a motion to dismiss the action, with briefing expected to be concluded in or about January, 2017. The Company also filed a motion to stay certain discovery pending resolution of the motion to dismiss, and that motion to stay is likewise expected to be fully briefed by January 2017. The Company believes that the claims have no merit and intends to vigorously defend this action.

The Belesis Litigation

In 2015, Anastasios Thomas Belesis and ATB Holding Company, LLC (together “Belesis”) filed a lawsuit in the U.S. District Court for the Southern District of New York against the Company, our subsidiaries, Samuel D. Waksal and Steven N. Gordon alleging that they are owed equity or a monetary amount for services allegedly performed. The lawsuit asserted 12 claims, ranging from federal securities fraud to breach of contract and a variety of other common law causes of action. The Company filed a motion to dismiss in September 2015 and the claims were dismissed without prejudice in September 2016. On November 8, 2016, Belesis filed a motion for leave to file a second amended complaint. The Company and named defendants are currently reviewing Belesis’ motion to file a second amended complaint and intend to continue their vigorous defense.

The Glodek Litigation

On July 25, 2016, Kevin Glodek filed and served a Summons with Notice against Kadmon Holdings, LLC and Kadmon Holdings, Inc., for an amount of no less than $2.8 million with interest, plus costs and disbursements. The Company’s counsel demanded a complaint and that complaint was served and filed on September 6, 2016. In the complaint, Glodek alleges fraud, misrepresentation, breach of contract, breach of the implied covenant of good faith and fair dealing, and unjust enrichment, for amounts to be determined at trial, but in no event less than $4 million with interest, plus costs and disbursements. Glodek’s claims arise out of a 2015 settlement agreement, in which he released all claims he had against Kadmon Holdings, LLC and Kadmon Holdings, Inc. On September 21, 2016, Glodek filed an Amended Summons and an Amended Complaint adding Steven N. Gordon and Mr. Poukalov as named defendants. All of the defendants believe that the settlement agreement and its broad release are binding; they deny all of the allegations and believe that they are entirely without merit; and they intend to vigorously defend themselves against this action. On October 8, 2016, the defendants filed a motion to dismiss the action, a motion for sanctions against Glodek and his counsel and a motion to disqualify Glodek’s attorneys from representing Glodek in the action. The Company expects these three motions to be fully briefed by November 15, 2016. The Company continues to believe that the settlement agreement and releases are binding and that Glodek’s current claims have no merit.

15. Related Party Transactions

As of September 30, 2016 Kadmon I holds approximately 12.1% of the total outstanding common stock of Kadmon Holdings and as of December 31, 2015 Kadmon I held approximately 66% of the total outstanding Class A units of Kadmon Holdings (Note 3). The sole manager of Kadmon I is an executive officer of the Company. Kadmon I has no special rights or preferences in connection with its investment into Kadmon Holdings, and had the same rights as all other holders of Kadmon Holdings Class A units.

In October 2011, Dr. Samuel D. Waksal, a former employee of the Company, issued an equity instrument for which the underlying value is based on Class A units and is redeemable for cash upon the occurrence of a liquidity event. The liability was recorded based on fair value of the instrument on the issuance date and is subsequently marked to market using a Black‑Scholes calculation. The total liability for this instrument was $0 and $69,000 at September 30, 2016 and December 31, 2015, respectively (Note 7).

During 2014 the Chief Executive Officer and member, a family member of the Chief Executive Officer and member and an executive officer provided the Company with short‑term, interest‑free loans to meet operating obligations. During this time the maximum amount which was outstanding in the aggregate was $3.5 million and was recorded as a related party loan on the Company’s balance sheet. The $500,000 related party loan with a family member of the Chief Executive Officer and member was settled in January 2015 through the issuance of 43,478 Class E redeemable convertible units. As of September 30, 2016 and December 31, 2015, the $3.0 million related party loan with the Chief Executive Officer and director is still outstanding and is expected to be settled during the fourth quarter of 2016.

In April 2015, the Company executed several agreements which transferred the Company’s ownership of KGT to MeiraGTx, a then wholly‑owned subsidiary of the Company. The execution of all these agreements resulted in a 48% ownership in MeiraGTx by the Company, or a $24.0 million equity investment at the time of the initial transaction (Note 10).

In July and August 2015, a family member of the Chief Executive Officer and member provided the Company with interest‑free loans totaling $2.0 million. The loans were repaid in full in August 2015.

In June 2016, the Company entered into an agreement with 72 KDMN Investments, LLC whereby the Company agreed to extend certain rights to 72 KDMN Investments, LLC which shall survive closing of the IPO, including board of director designation rights and confidentiality rights, subject to standard exceptions. In addition, the Company agreed to provide 72 KDMN Investments, LLC with most favored nation rights which terminated upon the closing of the IPO.

16. Income Taxes

The Company files a consolidated tax return for Kadmon Holdings, Inc. and its domestic subsidiaries and the required information returns for its international subsidiaries, all of which are wholly owned. Where permitted, the Company files combined state returns, but in some instances separate company returns for certain subsidiaries on a stand‑alone basis are required.

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred tax assets relate primarily to its net operating loss carryforwards and other balance sheet basis differences. In accordance with ASC 740, “Income Taxes,” the Company recorded a valuation allowance to fully offset the gross deferred tax asset, because it is more likely than not that the Company will not realize future benefits associated with these deferred tax assets at September 30, 2016 and December 31, 2015. There was no change in deferred tax liability for the nine months ended September 30, 2016 and 2015. For the nine months ended September 30, 2016, the Company recorded income tax expense of $0.3 million related to the $2.0 million milestone payment received from Jinghua. No income tax expense was recorded for the nine months ended September 30, 2015.

17. Subsequent Events

2015 Credit Agreement

On November 4, 2016, the Company executed a second amendment to the 2015 Credit Agreement whereby the Company deferred further principal payments owed under the 2015 Credit Agreement in the amount of $380,000 per month until August 31, 2017. Additionally, the parties amended various clinical development milestones and added a covenant pursuant to which the Company is required to raise $40.0 million of additional equity capital by the end of the second quarter of 2017. All other material terms of the 2015 Credit Agreement, including the maturity date, remain the same. As of the date hereof, the Company is not in default under the terms of the 2015 Credit Agreement.

License Agreements

On November 4, 2016, the Company notified Vivus that it will not renew its agreement with Vivus for the co‑promotion of Qsymia®, and therefore the agreement will terminate on December 31, 2016. No meaningful revenue has been generated from this agreement as of September 30, 2016 and December 31, 2015.

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

Overview

We are a fully integrated biopharmaceutical company engaged in the discovery, development and commercialization of small molecules and biologics to address disease areas of significant unmet medical need. We are developing product candidates within autoimmune and fibrotic diseases, oncology and genetic diseases. We leverage our multi‑disciplinary research and clinical development team members, who prior to joining Kadmon had brought more than 15 drugs to market, to identify and pursue a diverse portfolio of novel product candidates, both through in‑licensing products and employing our small molecule and biologics platforms. By retaining global commercial rights to our lead product candidates, we believe that we have the ability to progress these candidates ourselves while maintaining flexibility for commercial and licensing arrangements. We expect to continue to progress our clinical candidates and have further clinical trial events to report throughout 2016 and 2017.

Our operations to date have been focused on developing first‑in‑class innovative therapies for indications with significant unmet medical needs while leveraging our commercial infrastructure. We have never been profitable and had an accumulated deficit of $131.0 million at September 30, 2016, of which approximately $231.8 million relates to amortization and impairment losses on our Infergen and Ribasphere product rights that were acquired through our purchase of Three Rivers Pharmaceuticals, LLC in October 2010. Our net losses were $186.5 million and $112.6 million for the nine months ended September 30, 2016 and 2015, respectively, and $117.0 million and $82.1 million for the three months ended September 30, 2016 and 2015, respectively. Although our commercial business generates revenue, we expect to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our development of, and seek regulatory approvals for, our additional product candidates, hire additional personnel and initiate commercialization of approved products. We anticipate that our expenses will increase substantially if, or as, we:

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

On July 26, 2016, prior to the closing of our IPO we completed a corporate conversion transaction whereby we converted from a Delaware limited liability company into a Delaware corporation and changed our name to Kadmon Holdings, Inc., which we refer to herein as the “Corporate Conversion.” As required by the Second Amended and Restated

Limited Liability Company Agreement of Kadmon Holdings, LLC, the Corporate Conversion was approved by our then board of managers. In connection with the Corporate Conversion, holders of our outstanding units received one share of common stock for every 6.5 membership units held immediately prior to the Corporate Conversion, and options and warrants to purchase units became options and warrants to purchase one share of common stock for each unit underlying such options or warrants immediately prior to the Corporate Conversion, at the same aggregate exercise price in effect prior to the Corporate Conversion. See “Corporate Conversion” in the Final Prospectus.

Components of Statement of Operations

Revenue

Our revenue is substantially derived from sales of our portfolio of products, including our ribavirin portfolio of products. Revenue also includes the recognition of upfront licensing fees and milestone payments received primarily from our license agreement with AbbVie.

Cost of Sales

Cost of sales consists of product costs, including ingredient costs and costs of contract manufacturers for production, and shipping and handling of the products. Also included are costs related to quality release testing and stability testing of the products. Other costs included in cost of sales are packaging costs, warehousing costs and certain allocated costs related to management, facilities and other expenses associated with supply chain logistics.

Research and development expenses

Research and development expenses and selling, general and administrative expenses have been revised to conform to the current presentation with regard to our method of allocating a portion of facility-related expenses to research and development expenses.  Research and development expenses consist primarily of costs incurred for the development of our product candidates, which include:

•	license fees related to our license and collaboration agreements;
•	research and development‑based employee‑related expenses, including salaries, benefits, travel and other compensation expenses;
•	expenses incurred under our agreements with contract research organizations that conduct nonclinical and preclinical studies, and clinical sites and consultants that conduct our clinical trials;
•	costs associated with regulatory filings;
•	costs of laboratory supplies and the acquisition, development and manufacture of preclinical and clinical study materials and study drugs; and/or
•	allocated facility-related expenses.

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

The successful development of our product candidates is highly uncertain and subject to numerous risks including, but not limited to:

•	the scope, rate of progress and expense of our research and development activities;
•	clinical trial results;
•	the scope, terms and timing of regulatory approvals;
•	the expense of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights;

•	the cost, timing and our ability to acquire sufficient clinical and commercial supplies for any product candidates and products that we may develop; and/or
•	the risks disclosed in the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q.

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

Income taxes

We were a limited liability company but taxed as a C corporation for federal and state tax purposes. On July 26, 2016, we converted from a limited liability company to a Delaware corporation pursuant to a statutory conversion. At September 30, 2016 and December 31, 2015, we had a deferred tax liability of $1.3 million and a full valuation allowance for our deferred tax assets.

Critical Accounting Policies and Significant Judgments and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reporting amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to intangible assets and goodwill, derivative liabilities, unit‑based compensation and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Share‑based compensation expense

Prior to our IPO, we were a privately held company with no active public market for our Class A units. Therefore, our management had estimated the fair value of our Class A units at various dates considering our most recently available third‑party valuations of Class A units and management’s assessment of additional objective and highly subjective factors that it believed were relevant. The consummation of our IPO on August 1, 2016 established a public trading market for shares of our common stock; therefore it is no longer necessary for management to estimate the fair value of our equity in connection with our accounting for granted stock options. In the absence of a public trading market for shares of our common stock, we applied the fair value recognition provisions of FASB ASC Topic 718, “Compensation—Stock Compensation.” ASC 718 requires all unit‑based payments to employees and directors, including unit option grants and modifications to existing unit options, to be recognized in the statements of operations based on their fair values. We recognize compensation expense for the portion of the award that is ultimately expected to vest over the period during which the recipient renders the required services using the straight‑line, single option method.

As there had been no public market for our Class A units prior to our IPO, the estimated fair value of our Class A units had been determined contemporaneously by our board of managers utilizing independent third‑party valuations prepared in accordance with the guidance outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately‑Held Company Equity Securities Issued as Compensation, also known as the Practice Aid for financial reporting purposes. We performed contemporaneous valuations of our Class A units concurrently with the achievement of significant milestones or with major financing events as of October 31, 2014 ($39.00) and September 30, 2015 ($32.50). In conducting these valuation analyses, we considered all objective and subjective factors that we believed to be relevant for each valuation conducted, including:

•	recent equity financings and the related valuations;
•	industry information such as market size and growth;
•	market capitalization of comparable companies and the estimated value of transactions such companies have engaged in; and/or
•	macroeconomic conditions.

On July 13, 2016, the compensation committee of our board of managers approved an option award for Harlan W. Waksal, M.D. increasing the number of options (giving effect to the Corporate Conversion) subject to his original option grant. The number of shares subject to this option award was equal to the difference between the 769,231 options originally granted to Harlan W. Waksal, M.D. and 5% of our outstanding common equity determined on a fully diluted basis on the IPO date, which amounted to 1,630,536 options. The effective date of the new option award was the IPO date of July 26, 2016. The exercise price per share of common stock subject to the new incremental options awarded was equal to the price per share of common stock at the IPO date of $12.00. The option award is subject to the same vesting schedule applicable to the original option grant such that all options awarded will vest on August 4, 2017. In consideration for the new option award, Harlan W. Waksal, M.D. has committed to perform an additional year of service in connection with receipt of the additional option shares. In the event Harlan W. Waksal, M.D. voluntarily terminates his employment prior to completion of this additional year of service, Harlan W. Waksal, M.D. shall forfeit 25% of the additional options, or 25% of the aggregate additional option gain associated with the additional option shares in the event the options are exercised, as applicable. This modification resulted in a $12.4 million charge, of which the incremental value of the previously vested portion of the awards totaling $8.3 million was expensed during the third quarter of 2016 and the remaining amount of the unvested portion totaling $4.1 million will be recognized over the additional two years of service. The assumptions relating to the valuation of our options granted for the nine months ended September 30, 2016 and the year ended December 31, 2015 are shown below.

	Nine Months Ended	Year Ended
	September 30, 2016	December 31, 2015
Weighted average fair value of grants	$7.60	$20.67
Expected volatility	79.35%	77.23% - 93.85%
Risk-free interest rate	1.15%	1.54% - 1.93%
Expected life	5.0 years	5.2 - 6.0 years
Expected dividend yield	0%	0%

The following table summarizes by grant date the number of shares subject to options granted since January 1, 2015, the per share exercise price of the options, the fair value of common stock underlying the options on date of grant and the per share estimated fair value of the options:

				Fair Value of
				Common Stock	Per Share
	Number of Shares	Per Share		per Share on	Estimated
	Subject to	Exercise Price		Date of	Fair Value
Grant Date	Options Granted	of Options		Option Grant	of Options
January 5, 2015	8,693	$39.00		$39.00	$28.99
January 12, 2015	193	$39.00		$39.00	$29.64
August 1, 2015	17,437	$39.00		$39.00	$28.08
December 31, 2015	769,231	$39.00	(1)	$39.00	$19.83
December 31, 2015	359,379	$32.50	(2)	$32.50	$21.91
July 26, 2016	1,630,536	$12.00		$12.00	$7.60

_________________________

(1)

In December 2014, our board of managers approved an option grant to the Chief Executive Officer when the fair value of our Class A membership units was $39.00. The option grant was not issued until December 31, 2015, however, management determined that the exercise price should be the fair value of our Class A membership units when the grant was approved by our board of managers in December 2014 of $39.00 per unit.

(2)

At the time of the option grants on December 31, 2015, management determined that the fair value of our Class A membership units of $32.50 per unit calculated in the valuation as of September 30, 2015 reasonably reflected the per unit fair value of Class A membership units as of the grant date.

In January 2015, the compensation committee of our board of managers approved the amendments of all outstanding option awards under the 2011 Equity Incentive Plan that have an exercise price above  $39.00 per unit to $39.00 per unit, the estimated fair value of our Class A membership units as of October 31, 2014. The awarded options have the same vesting schedule as the original award. The amendment to the option awards resulted in a modification charge of $1.1 million, of which $668,000 was expensed immediately during the first quarter of 2015 and the remaining amount is being recognized over the vesting periods of each award. These vesting periods range from one to two years.

On July 13, 2016, the compensation committee of our board of managers approved the amendment of all outstanding option awards issued under the Company’s 2011 Equity Incentive Plan whereby, effective upon pricing of our IPO, the exercise price (on a post-Corporate Conversion, post-split basis) was adjusted to equal the price per share of our common stock in the IPO. The amendment was made to the awards as the original exercise price was substantially higher than the price of our common stock in the IPO as a result of changes in our capital structure that occurred upon IPO. Options to purchase an aggregate of approximately 1.6 million shares of our Class A units were modified. Following this modification, the previously granted options will have the same vesting schedule as the original award and are modified on a one-for-one basis. The modification resulted in a $4.0 million charge, of which the incremental value of the previously vested portion of the awards totaling $1.8 million was expensed immediately during the third quarter of 2016 and the remaining $2.2 million will be recognized over the remaining vesting periods of each award. These vesting periods range from one to three years.

A total of 9,750 units were granted under the LTIP at September 30, 2016 and December 31, 2015. The liability and associated compensation expense for this award was recognized upon consummation of our IPO on August 1, 2016.  No compensation expense had been recorded prior to this date. The Company utilized a Monte-Carlo simulation to determine the fair value of the awards granted under the LTIP of $22.6 million, which was recorded during the third quarter of 2016 as these awards are not forfeitable. The LTIP is payable upon the fair market value of our common stock exceeding 333% of the $6.00 grant price ($20.00) per share prior to December 7, 2024. The holders of the LTIP have no right to demand a particular form of payment as we reserve the right to make payment in the form of cash or common stock.

Recent Accounting Pronouncements

See Note 2 of the notes to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a summary of recently issued and adopted accounting pronouncements.

Results of Operations

The three and nine months ended September 30, 2016 and 2015

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)
	(in thousands)		(in thousands)
Revenues
Net sales	$4,345	$9,802	$15,504	$23,576
License and other revenue	1,350	1,482	6,274	4,205
Total revenue	5,695	11,284	21,778	27,781
Cost of sales	880	1,304	2,845	3,142
Write-down of inventory	129	1,143	266	2,069
Gross profit	4,686	8,837	18,667	22,570
Operating expenses:
Research and development	9,550	8,439	27,134	23,344
Selling, general and administrative	48,311	39,408	90,580	82,419
Impairment of intangible asset	—	31,269	—	31,269
Gain on settlement of payable	(256)	—	(4,131)	—
Total operating expenses	57,605	79,116	113,583	137,032
Loss from operations	(52,919)	(70,279)	(94,916)	(114,462)
Other expense (income)	64,049	11,800	91,293	(1,850)
Income tax expense	—	—	315	—
Net loss	$(116,968)	$(82,079)	$(186,524)	$(112,612)
Deemed dividend on convertible preferred stock and Class E redeemable convertible units	21,264	—	21,264	—
Net loss attributable to common stockholders	$(138,232)	$(82,079)	$(207,788)	$(112,612)

Revenues

Total revenue decreased by 49.6%, or approximately $5.6 million, from $11.3 million in the three months ended September 30, 2015 to $5.7 million for the three months ended September 30, 2016. The decrease in total revenue for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 was primarily attributable to the decline in sales of our ribavirin portfolio products. We recognized previously deferred revenue from our license and collaboration agreements amounting to $1.1 million for each of the three months ended September 30, 2016 and 2015. Service revenue from our affiliate MeiraGTx Limited (“MeiraGTx”), was $0.2 million and $0.3 million for the three months ended September 30, 2016 and 2015, respectively.

Total revenue decreased by 21.6%, or approximately $6.0 million, from $27.8 million in the nine months ended September 30, 2015 to $21.8 million for the nine months ended September 30, 2016.  The decrease in total revenue for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 was primarily attributable to the decline in sales of our ribavirin portfolio products. The decrease in total revenue for the nine months ended September 30, 2016 was partially offset by a $2.0 million milestone payment earned pursuant to a license agreement entered into with Jinghua to develop products using human monoclonal antibodies. We recognized previously deferred revenue from our license and collaboration agreements amounting to $3.3 million for each of the nine months ended September 30, 2016 and 2015, respectively. Service revenue from our affiliate MeiraGTx was $0.9 million and $0.6 million for the nine months ended September 30, 2016 and 2015, respectively.

Foreign product sales represented approximately 19.5% and 10.2% of total product sales for the nine months ended September 30, 2016 and 2015, respectively, and 8.7% and 12.6% of total product sales for the three months ended September 30, 2016 and 2015, respectively, the majority of which were sales in Germany and Ireland.

Sales from our ribavirin portfolio continued to decline in 2016, from $9.8 million and $23.6 million for the three and nine months ended September 30, 2015, respectively, to $4.3 million and $15.5 million for the three and nine months ended September 30, 2016, respectively, as the treatment landscape for chronic HCV infection has rapidly evolved, with multiple ribavirin‑free treatment regimens, including novel direct‑acting antivirals, having entered the market and becoming the new standard of care. As a result, we expect sales of our ribavirin portfolio of products to continue to decline in 2016 and to contribute insignificantly to revenue in 2017 and beyond.

On November 4, 2016, we notified Vivus that we will not renew our agreement with Vivus for the co-promotion of Qsymia®, and therefore the agreement will terminate on December 31, 2016. No meaningful revenue has been generated from this agreement as of September 30, 2016 and December 31, 2015, and as a consequence of the termination of the agreement we will not generate any revenue from the co-promotion of Qsymia® after December 31, 2016.

Cost of sales

Cost of sales was $0.9 million and $1.3 million for the three months ended September 30, 2016 and 2015, respectively, and $2.8 million and $3.1 million for the nine months ended September 30, 2016 and 2015, respectively, which relates primarily to the sales volume of our ribavirin portfolio of products.

Write‑down of inventory

We recognized $0.1 million and $1.1 million of inventory write‑downs during the three months ended September 30, 2016 and 2015, respectively, and $0.3 million and $2.1 million of inventory write-downs during the nine months ended September 30, 2016 and 2015, respectively, of our Ribasphere inventory based on our expectation that such inventory will not be sold prior to reaching its product expiration date.

Research and development expenses

Research and development expenses increased by 13.0%, or approximately $1.1 million, to $9.6 million, including $1.4 million of non-cash items, for the three months ended September 30, 2016 from $8.4 million, including $0.5 million of non-cash items, for the three months ended September 30, 2015. The increase in research and development expense for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015, was primarily related to unallocated internal and external costs of developing our product candidates across multiple projects.

Research and development expenses increased by 16.3%, or approximately $3.8 million, to $27.1 million, including $2.2 million of non-cash items, for the nine months ended September 30, 2016 from $23.3 million, including $1.8 million of non-cash items, for the nine months ended September 30, 2015. The increase in research and development expense for the three and nine months ended September 30, 2016 as compared to the three and nine months ended September 30, 2015, was primarily related to unallocated internal and external costs of developing our product candidates across multiple projects.

In June 2016, research and development expenses, and selling, general and administrative expenses were revised to conform to the current presentation with regard to our method of allocating a portion of facility-related expenses to research and development expenses to more accurately reflect the effort spent on research and development. For the nine months ended September 30, 2016,  we reclassified $2.2 million from selling, general and administrative expense to research and development expense. For the three and nine months ended September 30, 2015,  we reclassified $1.0 million and $2.9 million, respectively, from selling, general and administrative expense to research and development expense.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by 22.6%, or approximately $8.9 million, to $48.3 million, including $40.7 million of non-cash items, for the three months ended September 30, 2016 from $39.4 million, including $28.9 million of non-cash items, for the three months ended September 30, 2015. The increases in selling, general and administrative expenses is primarily related to an increase in shared-based compensation of $33.4 million, of which $22.0 million is related to the LTIP, $3.6 million is related to the repricing of employee options and $7.8 million is related to an option grant to our Chief Executive Officer. These increases were partially offset by a decrease in legal expense of $18.0 million related to legal settlements entered into during the third quarter of 2015, amortization of intangible assets of $3.9 million due to a change to proportional performance method of amortization starting October 1, 2015 and consulting fees of $2.3 million resulting from the expiration of an advisory agreement entered into in April 2015, all of which is non-cash.

Selling, general and administrative expenses increased by 9.9%, or approximately $8.2 million, to $90.6 million, including $60.8 million of non-cash items, for the nine months ended September 30, 2016 from $82.4 million, including $48.6 million of non-cash items, for the nine months ended September 30, 2015. The increases in selling, general and administrative expenses is primarily related to an increase in shared-based compensation of $33.4, of which $22.0 million is related to the LTIP, $3.6 million is related to the repricing of employee options, $7.8 million is related to an option grant to our Chief Executive Officer and $3.0 million is related to an increase in severance expense primarily related to the separation agreement with Dr. Samuel D. Waksal. These increases were partially offset by a decrease in legal expense of $15.4 million related to legal settlements entered into during the third quarter of 2015, amortization of intangible assets of $9.7 million due to a change to proportional performance method of amortization starting October 1, 2015, royalty expense of $1.1 million and consulting fees of $0.8 million resulting from the expiration of an advisory agreement entered into in April 2015.

Impairment loss on intangible asset

In September 2015, we reviewed the estimated useful life of the Ribasphere product rights and determined that the actual life of the Ribasphere product rights intangible asset was shorter than the estimated useful life used for amortization purposes in our financial statements due to hepatitis C market conditions. As a result, effective September 30, 2015, we changed the estimate of the useful life of our Ribasphere product rights intangible asset to 1.25 years to better reflect the estimated period during which the asset will generate cash flows. We also determined that the estimated fair value of the Ribasphere product rights was impaired and recorded an impairment loss of $31.3 million in September 2015.

Gain on settlement of payable

Gain on settlement of payable is primarily related to a gain of $3.9 million resulting from the mutual termination agreement entered into with Valeant during the first quarter of 2016.

Other expense (income)

The following table provides components of other expense (income):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)
	(in thousands)		(in thousands)
Interest expense	$1,009	$2,039	$2,862	$7,090
Interest expense - beneficial conversion feature	45,915	—	45,915	—
Interest paid-in-kind	2,347	2,899	14,695	6,202
Amortization of deferred financing costs and debt discount	932	1,266	3,724	3,752
Write-off of deferred financing costs and debt discount	3,820	2,752	3,820	2,752
Loss on extinguishment of debt	11,176	2,934	11,176	2,934
Change in fair value of financial instruments	(2,878)	(659)	(3,151)	(1,568)
Gain on deconsolidation of subsidiary	—	—	—	(24,000)
Loss on equity method investment	1,741	533	12,270	1,121
Other expense (income)	(13)	36	(18)	(133)
Other expense (income)	$64,049	$11,800	$91,293	$(1,850)

For the three months ended September 30, 2016 and 2015, other expense consisted primarily of interest expense and other costs related to our debt of $54.0 million and $9.0 million, respectively, a loss on extinguishment of debt of $11.2 million related to the June 2016 Exchange Agreements and $2.9 million related to an amendment to our Senior Convertible Term Loan, respectively, and a change in the fair value of financial instruments of $2.9 million and $0.7 million, respectively.

For the nine months ended September 30, 2016 and 2015, other expense (income) consisted primarily of interest expense and other costs related to our debt of $71.1 million and $19.8 million, respectively, losses on extinguishment of debt of $11.2 million related to the June 2016 Exchange Agreements and $2.9 million related to an amendment to our Senior Convertible Term Loan, respectively, a loss on equity method investment of $12.3 million and $1.1 million, respectively, and a change in the fair value of financial instruments of $3.2 million and $1.6 million, respectively. For the nine months ended September 30, 2015, other income also included a non-cash gain on deconsolidation of subsidiary of $24.0 million.

Income taxes

Historically we were a limited liability company taxed as a C corporation for federal and state tax purposes. On July 26, 2016, we effected the corporate conversion whereby we converted from a Delaware limited liability company to a Delaware corporation pursuant to a statutory conversion. For the nine months ended September 30, 2016, we recorded income tax expense of $0.3 million related to the $2.0 million milestone payment received from Jinghua. No income tax expense was recorded for the nine months ended September 30, 2015.

Deemed Dividend

We calculated a deemed dividend on the Class E redeemable convertible units of $13.4 million in August 2016, which equaled a 15% discount to the price per share of our common stock of $12.00 in the IPO upon conversion to common stock at the Conversion Event due to a beneficial conversion feature.  The Class E redeemable convertible units converted into common stock at the Conversion Event resulting in no Class E redeemable convertible units outstanding at September 30, 2016.

At the Conversion Event, we issued 30,000 shares of convertible preferred stock which accrues dividends at a rate of 5% and converts into shares of our common stock at a 20% discount to the price per share of our common stock of $12.00 in the IPO.  We calculated a deemed dividend on the convertible preferred stock of $7.5 million in August 2016, which equals the 20% discount to the price per share of our common stock in the IPO of $12.00, a beneficial conversion feature.  We also accrued dividends on the convertible preferred stock of $0.3 million for the three and nine months ended September 30, 2016.

Non-GAAP Financial Measures

To supplement our financial results determined by GAAP, we have also disclosed in the tables below non-GAAP adjusted earnings and non-GAAP adjusted earnings per share for the three and nine months ended September 30, 2016. These financial measures exclude the impact of certain items and, therefore, have not been calculated in accordance with GAAP. These non-GAAP financial measures exclude beneficial conversion features and deemed dividends recorded in connection with the Company’s IPO and corporate conversion (comprehensively "Adjustment Items"). In addition, from time to time in the future there may be other items that we may exclude for the purposes of our non-GAAP financial measures; likewise, we may in the future cease to exclude items that we have historically excluded for the purpose of our non-GAAP financial measures. We believe that these non-GAAP financial measures provide meaningful supplemental information regarding our operating results because they exclude amounts that management and the board of directors do not consider part of core operating results or that are non-recurring when assessing the performance of the organization. We believe that inclusion of these non-GAAP financial measures provides consistency and comparability with past reports of financial results and provides consistency in calculations by outside analysts reviewing our results. Accordingly, we believe these non-GAAP financial measures are useful to investors in allowing for greater transparency of supplemental information used by management.

We believe that non-GAAP financial measures are helpful in understanding our past financial performance and potential future results, but there are limitations associated with the use of these non-GAAP financial measures. These non-GAAP financial measures are not prepared in accordance with GAAP, do not reflect a comprehensive system of accounting and may not be completely comparable to similarly titled measures of other companies due to potential differences in the exact method of calculation between companies. Adjustment items that are excluded from our non-GAAP financial measures can have a material impact on net earnings. As a result, these non-GAAP financial measures have limitations and should not be considered in isolation from, or as a substitute for, net loss and its components, earnings per share, or other measures of performance prepared in accordance with GAAP. We compensate for these limitations by using these non-GAAP financial measures as supplements to GAAP financial measures and by reconciling the non-GAAP financial measures to their most comparable GAAP financial measure. Investors are encouraged to review the reconciliations of the non-GAAP financial measures to their most comparable GAAP financial measures that are included elsewhere in this Quarterly Report on Form 10-Q.

Reconciliation of GAAP net loss to non-GAAP adjusted earnings are as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)

Reported GAAP net loss attributable to common stockholders	$(138,232)	$(82,079)	$(207,788)	$(112,612)
Interest expense - beneficial conversion feature (1)	45,915	—	45,915	—
Deemed dividends (2)	20,931	—	20,931	—
Non-GAAP adjusted earnings	$(71,386)	$(82,079)	$(140,942)	$(112,612)

Reported GAAP basic and diluted net loss per share of common stock	$(4.23)	$(9.94)	$(12.60)	$(13.95)
Impact of Adjustment Items	2.05	—	4.05	—
Non-GAAP adjusted basic and diluted net loss per share of common stock	$(2.18)	$(9.94)	$(8.55)	$(13.95)
Weighted average basic and diluted shares of common stock outstanding	32,678,259	8,255,011	16,487,715	8,070,165

(1)

To exclude the beneficial conversion feature of the Company’s debt upon conversion into shares of the Company’s common stock on August 1, 2016. This adjustment also includes the beneficial conversion feature of certain outstanding warrants which became exercisable into shares of the Company’s common stock on August 1, 2016 (see Note 6).

(2)

To exclude the beneficial conversion feature of the Company’s Series E redeemable convertible units upon conversion into shares of the Company’s common stock on August 1, 2016 and its convertible preferred stock which converts into shares of the Company’s common stock at a 20% discount to the IPO price of $12.00 per share (see Note 3).

Liquidity and Capital Resources

Overview

Since inception, we have incurred operating losses and anticipate that we will continue to incur operating losses for the next several years. We expect that our research and development and selling, general and administrative expenses will continue to increase as we develop our product candidates. As a result, we will need additional capital to fund our operations, which we may raise through a combination of equity offerings, debt financings, other third‑party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. As defined in the second amendment to the 2015 Credit Agreement the Company is required to maintain certain covenants.  As of September 30, 2016, we had $55.0 million in cash and cash equivalents and $2.1 million in restricted cash pursuant to our lease for our headquarters.

In June 2016, we raised an additional $5.5 million in gross proceeds, with no transaction costs, through the issuance of 478,266 Class E redeemable convertible units. Additionally, we raised $66.0 million, net of underwriting discounts and commissions and offering costs, in our IPO which closed on August 1, 2016, which is expected to enable us to advance our planned Phase 2 clinical studies for KD025 and tesevatinib, complete our planned clinical studies for KD034 and advance certain of our other pipeline product candidates and fund our operating expenses and capital expenditure requirements into the fourth quarter of 2017.

Sources of Liquidity

Since our inception through September 30, 2016, we have raised net proceeds from the issuance of Class A membership units of approximately $272.9 million, proceeds from the issuance of Class E redeemable convertible units of $55.2 million and net proceeds from the issuance of common stock in our IPO of $66.0 million. As of September 30, 2016, we had $34.6 million of outstanding loans under the 2015 Credit Agreement. The Senior Convertible Term Loan and Second‑Lien Convert were mandatorily converted into shares of our common stock at a conversion price equal to 80% of the IPO price per share of common stock in our IPO, or $9.60 per share.

On November 4, 2016, we executed a second amendment to the 2015 Credit Agreement. Pursuant to this amendment, we deferred further principal payments owed under the 2015 Credit Agreement in the amount of $380,000 per month until August 31, 2017. Additionally, the parties amended various clinical development milestones and added a covenant pursuant to which we are required to raise $40.0 million of additional equity capital by the end of the second quarter of 2017. All other material terms of the 2015 Credit Agreement, including the maturity date, remain the same. This summary of the material terms of the amendment to the 2015 Credit Agreement is qualified in its entirety by reference to the full text of such amendment which is filed as an exhibit to this Quarterly Report on Form 10-Q, which is incorporated by reference herein. As of the date hereof, we are not in default under the terms of the 2015 Credit Agreement.

The following table sets forth the primary sources and uses of cash and cash equivalents for each period set forth below:

	Nine Months Ended
	September 30,
	2016	2015
	(unaudited)
	(in thousands)

Net cash provided by (used in):
Operating activities	$(37,792)	$(46,609)
Investing activities	(531)	(89)
Financing activities	71,826	33,409
Net increase (decrease) in cash and cash equivalents	$33,503	$(13,289)

Operating Activities

The net cash used in operating activities was $37.8 million for the nine months ended September 30, 2016, and consisted primarily of a net loss of $186.5 million adjusted for $150.5 million in non‑cash items, including the amortization of intangible assets of $12.5 million, depreciation and amortization of fixed assets of $1.7 million, amortization and write-off of deferred financing costs and debt discount of $7.5 million, loss on extinguishment of debt of $11.2 million, fair value of units issued to third parties to settle obligations of $7.4 million, gain on settlement of payables of $4.1 million, paid‑in‑kind interest expense of $14.7 million, loss on equity method investment of $12.3 million, beneficial conversion feature expense on convertible debt and warrants of $45.9 million and share‑based compensation expense of $41.4 million, as well as, a net increase in operating assets and liabilities of $1.2 million. The net loss, adjusted for non‑cash items, was primarily driven by selling, general and administrative expenses of $90.6 million, research and development expense related to the advancement of our clinical product candidates of $27.1 million and interest paid on our debt of $2.8 million, partially offset by the net sales (less cost of sales) of our ribavirin portfolio of products of $12.7 million and milestone revenue from our license agreement with Jinghua amounting to $2.0 million.

The net cash used in operating activities was $46.6 million for the nine months ended September 30, 2015, and consisted primarily of a net loss of $112.6 million adjusted for $73.3 million in non‑cash items, including the amortization and impairment of intangible assets of $53.4 million, depreciation of $1.7 million, amortization and write-off of deferred financing costs and debt discount of $6.5 million, gain on deconsolidation of subsidiary of $24.0 million, fair value of units issued to third parties to settle obligations of $11.4 million, accrued legal settlement of $10.4 million, loss on extinguishment of debt of $2.9 million, paid‑in‑kind interest expense of $6.2 million and share‑based compensation expense of $4.8 million, as well as a net decrease in operating assets and liabilities of $8.4 million. The net loss, adjusted for non‑cash items, was primarily driven by selling, general and administrative expenses of $82.4 million, research and development expense related to the advancement of our clinical product candidates of $23.3 million and interest paid on our debt of $7.1 million partially offset by the net sales (less cost of sales) of our ribavirin portfolio of products of $20.4 million.

Investing Activities

Net cash used in investing activities was $0.5 million for the nine months ended September 30, 2016 consisting of costs related to leasehold improvements at our clinical office in Cambridge, Massachusetts and the purchase of property and equipment, primarily related to in‑house software purchased to support our internal clinical data management group. Net cash used in investing activities was $0.1 million for the nine months ended September 30, 2015 consisting of costs related to the purchase of property and equipment, primarily related to in‑house software purchased to support our internal clinical data management group.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2016 was $71.8 million, consisting primarily of proceeds from the issuance of common stock in our IPO of $69.8 million, net of underwriting discounts and commissions,  and net proceeds from the issuance of Class E redeemable convertible units of $5.5 million, partially offset by payment of offerings costs of $2.6 million.

Net cash provided by financing activities for the nine months ended September 30, 2015 was $33.4 million, consisting of net proceeds from the issuance of secured term debt of $35.0 million, net proceeds from the issuance of convertible debt of $92.0 million, net proceeds from the issuance of Class A membership units of $15.0 million and net proceeds from the issuance of Class E redeemable convertible units of $0.6 million, partially offset by the repayment of senior secured term debt of $107.2 million and payment of financing costs of $2.0 million.

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

In the third quarter of 2016, we have implemented a number of strategic and operational changes to increase efficiency and to prioritize the continued rapid development of our clinical pipeline and drug discovery efforts. We have streamlined our corporate overhead, reducing headcount as well as fixed costs related to our New York facilities. Since July 2016, we have reduced our workforce by 16 percent, to 118 employees. Furthermore, we have implemented several cost-saving measures in our commercial operation to reduce overall selling, general and administrative expenses. In particular, we have streamlined our product inventory, distribution efforts and marketing expenses for our chronic hepatitis C portfolio to align with the evolving treatment landscape and we have focused our field operations on prescribers, specialty pharmacies and payer landscapes while growing our capabilities to coincide with our expanded product portfolio and therapeutic area focus. There is no assurance that we will be able to achieve cost savings and benefits from our efforts to streamline our operations.

The expected use of our cash and cash equivalents, including the net proceeds from our recent IPO, represents our intentions based upon our current plans and business conditions, which could change in the future as our plans and business conditions evolve. The amounts and timing of our actual expenditures may vary significantly depending on numerous factors, including the progress of our development, the status of, and results from, clinical trials, the potential need to conduct additional clinical trials to obtain approval of our product candidates for all intended indications, as well as any additional collaborations that we may enter into with third parties for our product candidates and any unforeseen cash needs. As a result, our management will retain broad discretion over the allocation of our existing cash and cash equivalents and the net proceeds from our recent IPO. In addition, we plan to raise additional funds from the issuance of additional equity, and our management will retain broad discretion over the allocation of those funds as well.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of September 30, 2016:

	Payments due by period (in thousands)
		Less than			More than
	Total	1 year	1 - 3 years	3 - 5 years	5 years
Secured term debt	$34,620	$4,940	$29,680	$—	$—
Interest expense(1)	$5,497	$3,373	$2,124	$—	$—
Operating leases(2)	$46,433	$5,775	$11,732	$10,994	$17,932
License agreements	$300	$60	$120	$120	$—
Total(3)	$86,850	$14,148	$43,656	$11,114	$17,932

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

(2)	Operating lease obligations primarily reflect our obligation to make payments in connection with leases for our corporate headquarters and commercial headquarters distribution center.
(3)

This table does not include: (a) milestone payments totaling $431.4 million which may become payable to third parties under license agreements as the timing and likelihood of such payments are not known with certainty; (b) any royalty payments to third parties as the amounts, timing and likelihood of such payments are not known with certainty; and (c) contracts that are entered into in the ordinary course of business which are not material in the aggregate in any period presented above.

Off‑balance Sheet Arrangements

During the periods presented we did not have, and we do not currently have, any off‑balance sheet arrangements, as defined under the SEC rules.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are exposed to market risk and changes in interest rates. As of September 30, 2016, we had cash and cash equivalents of $55.0 million, consisting of cash and money market accounts. Due to the short‑term duration of our investment portfolio, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

As of September 30, 2016, we had total debt payable of $29.9 million, which is variable-rate debt. Based on our variable‑rate debt outstanding as of September 30, 2016, a 100 basis point change versus the market interest rates available on September 30, 2016 would result in an additional $0.1 million of interest expense annually.

Customer Concentrations

Sales to AbbVie accounted for approximately 25% and 12% of our aggregate net sales for the three months ended September 30, 2016 and 2015, respectively. Sales to Richmond Pharmaceuticals, Inc. accounted for approximately 10% and

29% of our aggregate net sales for the three months ended September 30, 2016 and 2015, respectively. Sales to AbbVie accounted for approximately 26% and 11% of our aggregate net sales for the nine months ended September 30, 2016 and 2015, respectively. Sales to Richmond Pharmaceuticals, Inc. accounted for approximately 15% and 23% of our aggregate net sales for the nine months ended September 30, 2016 and 2015, respectively. Net accounts receivable from these customers totaled $0.5 million and $0.6 million at September 30, 2016 and December 31, 2015, respectively.

Supplier Concentrations

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

Item 4.  Controls and Procedures

Management’s Evaluation of our Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

As of September 30, 2016, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of September 30, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Please refer to Note 14 of the notes to our unaudited consolidated financial statements included elsewhere in this

Quarterly Report on Form 10-Q for a discussion related to our legal proceedings.

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

Since inception, we have incurred substantial operating losses. Our consolidated net loss was $186.5 million and $112.6 million for the nine months ended September 30, 2016 and 2015, respectively. Our accumulated deficit was $131.0 million and $643.8 million as of September 30, 2016 and December 31, 2015, respectively.

To date, while our commercial operation is self‑sufficient, we have financed our clinical development operations primarily through issuance of common stock in our IPO, private placements of our membership units, debt financing and, to a lesser extent, through equipment lease financings. We expect to continue to incur significant expenses related to the development of our clinical product candidates for at least the next several years. We anticipate that our expenses will increase substantially as we:

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

In the absence of substantial revenue from the sale of products in our ribavirin portfolio,  Qsymia (phentermine and topiramate extended release) capsules, which we co-promote with Vivus (through December 31, 2016, when our co-promotion agreement will terminate) , tetrabenazine, valganciclovir, Abacavir, Entecavir, Lamivudine, Lamivudine (HBV) and Lamivudine and Zidovudine, which we distribute with Camber, or from other sources (the amount, timing, nature or source of which cannot be predicted), we expect our substantial losses to continue and we may need to discontinue operations. Our ability to generate sufficient revenues from our existing products or from any of our product candidates in development, and to transition to profitability and generate consistent positive cash flow is uncertain. We may continue to incur losses and negative cash flow and may never transition to profitability or positive cash flow.

Our level of indebtedness could adversely affect our business and limit our ability to plan for, or respond to, changes in our business.

Since our inception, we have incurred substantial indebtedness in order to fund acquisitions, research and development activities and the operations of our commercial pharmaceutical business. As of September 30, 2016, including repayment obligations such as fees and PIK interest, we had approximately $34.6 million outstanding under our senior secured non‑convertible term loan (the 2015 Credit Agreement), which has a maturity date of June 17, 2018. We also had approximately $3.3 million of other funded debt. In addition, we have incurred recurring losses from operations and have deficiencies in working capital and stockholders’ deficit at September 30, 2016.

Our level of indebtedness could adversely affect our business by, among other things:

•

requiring us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow for other purposes, including research and development, investment in our commercial operations and business development efforts;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate, thereby placing us at a disadvantage to our competitors that may have less debt;
•	limiting our flexibility in consolidating our corporate operations due to certain covenants that require us to maintain minimum liquidity in our business; and/or
•	increasing our vulnerability to adverse economic and industry conditions.

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

Our 2015 Credit Agreement matures on June 17, 2018. We may not be able to comply with the covenants under the 2015 Credit Agreement or refinance our debt under this facility before the maturity date, in which event our ability to continue our operations would be materially and adversely impacted.

Our 2015 Credit Agreement matures on June 17, 2018. Pursuant to a second amendment to the 2015 Credit Agreement that we entered into in November 2016, we are required to satisfy certain clinical development milestones, as well as to raise $40.0 million of additional equity capital by the end of the second quarter of 2017. A failure to comply with these covenants is an event of default, which, if not cured or waived, could result in the acceleration of the debt under our 2015 Credit Agreement. No assurances can be given that we will be able to comply with these covenants or that we will be able to refinance this debt on or before the maturity date. Subsequent debt financing, if available at all, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we are unable to comply with our covenants under these facilities, refinance our debt under these facilities or negotiate an extension of such facilities prior to their maturity dates, the lenders thereunder may accelerate our indebtedness and exercise the remedies available to them as secured creditors, including foreclosure on the assets that we have pledged as security. In that event, our ability to continue our operations may be materially and adversely impacted. If we raise additional funds through marketing and distribution arrangements or collaborations, strategic alliances or licensing arrangements with third parties, we may be required to pledge certain assets, grant licenses on terms that may not be favorable to us or relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

We will need additional funding in the future, which may not be available to us, and this may force us to delay, reduce or eliminate our product development programs or commercialization efforts.

We will need to expend substantial resources for research and development and commercialization of our marketed products, including costs associated with:

•	clinical trials for our product candidates;
•	discovery of additional product candidates;
•	life‑cycle management of our marketed products;
•	the continued commercialization of our commercial products; and/or
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

We are party to various litigation claims and legal proceedings. We believe that the litigations in which we are currently involved have no merit and intend to vigorously defend each action. However, litigation is inherently uncertain, and any adverse outcome(s) could negatively affect our business, results of operations and financial condition. In addition, litigation can involve significant management time and attention and be expensive, regardless of outcome. During the course of litigation, there may be announcements of the results of hearings and motions and other interim developments related to the litigation. If securities analysts or investors regard these announcements as negative, the trading price of our shares of common stock may decline. In addition, we evaluate these litigation claims and legal proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these assessments and estimates, we establish reserves or disclose the relevant litigation claims or legal proceedings, as appropriate. These assessments and estimates are based on the information available to management at the time and involve a significant amount of management judgment. Actual outcomes or losses may differ materially from our current assessments and estimates. See “Note 14 - Contingencies” for more information.

Our ability to utilize our net operating loss carry‑forwards and certain other tax attributes may be limited.

We have incurred substantial losses during our history and may never achieve profitability. To the extent that we continue to generate losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. As of December 31, 2015, we had unused federal and state net operating loss (“NOL”) carry‑forwards of approximately $499.6 million and if we experience an ownership change in the future (such as in connection with our IPO), this could have a material impact on the NOL carry‑forwards available for future use. As of December 31, 2015, we have fully reserved the deferred tax asset related to our NOL carry‑forwards as reflected in our audited consolidated financial statements. Under Section 382 of the Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership by one or more 5‑percent stockholders (with all non‑5‑percent stockholders being treated as a single 5‑percent stockholder for this purpose) over a three‑year period), the corporation’s ability to use its pre‑change NOL carry‑forwards and other pre‑change tax attributes to offset its post‑change income may be limited. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre‑change NOLs to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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

•

Manufacturing biologics, especially in large quantities, is often complex and may require the use of innovative technologies to handle living micro‑organisms. Each lot of an approved biologic must undergo thorough testing for identity, strength, quality, purity and potency. Manufacturing biologics requires facilities specifically designed for and validated for this purpose, and sophisticated quality assurance and quality control procedures are necessary. Slight deviations anywhere in the manufacturing process, including filling, labeling, packaging, storage and shipping and quality control and testing, may result in lot failures, product recalls or spoilage. When changes are made to the manufacturing process, we may be required to provide preclinical and clinical data showing the comparable identity, strength, quality, purity or potency of the products before and after such changes.

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

The environment in which our regulatory submissions are reviewed changes over time. Average review times at the FDA for NDAs and BLAs fluctuate, and we cannot predict the review time for any submission with any regulatory authorities. Review times can be affected by a variety of factors, including budget and funding levels and statutory, regulatory and policy changes. Moreover, in light of widely publicized events concerning the safety risk of certain drug products, regulatory authorities, members of Congress, the Government Accountability Office, medical professionals and the general public have raised concerns about potential drug safety issues. These events have resulted in the withdrawal of drug products, revisions to drug labeling that further limit use of the drug products and establishment of Risk Evaluation and Mitigation Strategies that may, for instance, restrict distribution of drug or biologic products. The increased attention to drug safety issues may result in a more cautious approach by the FDA to clinical trials. Data from preclinical studies and clinical trials may receive greater scrutiny with respect to safety, which may make the FDA or other regulatory authorities more likely to terminate clinical trials before completion, or require longer or additional clinical trials that may result in substantial additional expense, a delay or failure in obtaining approval or approval for a more limited indication than originally sought.

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

Our current and, in part, our future revenue depends upon continued sales of our rivavirin portfolio of products, which has represented a substantial portion of our total revenues to date. Additionally, we distribute tetrabenazine for chorea, an involuntary movement disorder associated with Huntington’s disease. We also distribute valganciclovir for the treatment of cytomegalovirus (“CMV”) retinitis, a viral inflammation of the retina of the eye, in patients with acquired immunodeficiency syndrome (“AIDS”) and for the prevention of CMV disease, a common viral infection complicating solid organ transplants, in kidney, heart and kidney‑pancreas transplant patients,  Abacavir tablets, USP, a medicine that is used in combination with other antiretroviral agents for the treatment of human immunodeficiency virus type-1 (HIV-1) infection; Entecavir, a medicine that is used for the treatment of chronic hepatitis B virus (HBV) infection in adults with evidence of active viral replication and either evidence of persistent elevations in serum aminotransferases (ALT or AST) or histologically active disease; Lamivudine tablets, a nucleoside analogue medicine used in combination with other antiretroviral agents for the treatment of human immunodeficiency virus (HIV-1) infection; Lamivudine tablets (HBV), a medicine that is used for the treatment of chronic hepatitis B virus (HBV) infection associated with evidence of hepatitis B viral replication and active liver inflammation; and Lamivudine and Zidovudine tablets, USP, a combination of two nucleoside analogue medicines, used in combination with other antiretrovirals for the treatment of human immunodeficiency virus type 1 (HIV-1) infection. Although we have acquired the rights to co‑promote Qsymia (which rights will terminate on December 31, 2016), tetrabenazine, valganciclovir, Abacavir, Entecavir, Lamivudine, Lamivudine (HBV) and Lamivudine and Zidovudine, our revenue will likely be dependent on sales from our existing ribavirin product portfolio for the next few years. Based upon current market demand, we expect sales from our existing ribavirin product portfolio to decrease over the next few years. Such decrease will have a negative impact on our sales and profits.

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

In particular, RibaPak and Ribasphere face significant direct competition from other generic high‑dose ribavirin offerings, as well as competition from lower dose and lower cost generic versions of ribavirin. Additionally, the treatment of chronic HCV infection is rapidly changing as multiple new therapies have entered, such as Viekira Pak (AbbVie), Harvoni (Gilead Sciences, Inc.), Olysio (Janssen Pharmaceuticals, Inc.) and Zepatier (Merck & Co.), and will continue to enter the market that (either now or in the future) may not require the use of ribavirin as part of the treatment protocol. Multiple ribavirin free treatment regimens, including novel direct acting antivirals, have entered the market and become the new standard of care. As a result, we expect sales of our ribavirin portfolio of products to continue to decline in 2016, 2017 and beyond.

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

To become and remain profitable, we must compete effectively against other therapies with our ribavirin portfolio of products, tetrabenazine, valganciclovir or any of our product candidates for which we obtain marketing approvals, as well as developing and eventually commercializing product candidates with significant market potential. This will require us to be successful in a range of challenging activities, including discovering product candidates, completing preclinical testing and clinical trials for our product candidates and obtaining regulatory approval for these line extensions and product candidates, in addition to the manufacturing, marketing and selling of those products for which we may obtain regulatory approval. We may never succeed in these activities and may never generate revenues that are significant or large enough to achieve profitability.

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

The FDA regulates the promotion of our products, which may only be promoted within their approved indication for use. Promotional materials and activity must be presented with fair balance of the risks and benefits of any product in a manner which is not otherwise inaccurate or misleading. The FDCA and the FDA’s implementing regulations require that manufacturers label, advertise and promote their products with appropriate safety warnings and adequate directions for their FDA‑approved use. However, the FDA does not have the legal authority to regulate the practice of medicine. Although physicians are permitted, based on their medical judgment, to prescribe products for indications other than those approved by the FDA, manufacturers are prohibited from promoting their products for such off‑label uses. We market RibaPak and Ribasphere in a combination treatment with peginterferon alfa‑2a for the treatment of adults with chronic hepatitis C virus (HCV) infection who have compensated liver disease and have not been previously treated with interferon alpha. We currently co‑promote Qsymia, which should be used together with a reduced‑calorie diet and increased physical activity for chronic weight management in adults with an initial body mass index (BMI) of 30 kg/m2 or greater (obese) or 27 kg/m2 or greater (overweight) in the presence of at least one weight‑related medical condition such as high blood pressure, type 2 diabetes or high cholesterol. We also distribute tetrabenazine tablets, which are indicated for the treatment of chorea and valganciclovir tablets, which are indicated for the treatment of CMV retinitis in patients with AIDS and for the prevention of CMV disease in kidney, heart and kidney‑pancreas transplant patients.

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

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and their respective implementing regulations, imposes requirements, including mandatory contractual terms, on certain covered healthcare providers, health plans, and healthcare clearinghouses, as well as their respective business associates that perform services for them that involve the creation, use, maintenance or disclosure of, individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization.

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

In the United States, governmental and commercial third‑party payors are developing increasingly sophisticated methods of controlling healthcare costs. We believe that pricing pressure for our products will continue, and future coverage and reimbursement will likely be subject to increased restrictions. For example, the PPACA, which has already imposed significant healthcare cost containment measures, also encourages the development of comparative effectiveness research and any adverse findings for our products from such research may reduce the extent of coverage and reimbursement for our products. The PPACA created the Patient‑Centered Outcomes Research Institute to review the effectiveness of treatments and medications in federally‑funded healthcare programs. The PCORI publishes the results of its studies. An adverse finding result may result in a treatment or product being removed from Medicare or Medicare coverage.

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

If adequate coverage and reimbursement by third‑party payors, including Medicare and Medicaid in the United States, is not available, our ability to continue to successfully market the RibaPak and Ribasphere line of ribavirin products will be materially adversely impacted and it would cause irreversible damage to our financial position, unless we are successful in developing or acquiring rights to promote another product. We can make no assurances that we can do so on a timely basis or on favorable terms, if at all. In certain countries in the European Union and some other international markets, governments provide healthcare at low‑cost to consumers and regulate pharmaceutical pricing, patient eligibility or reimbursement levels to control costs for the government‑sponsored healthcare system. We expect to see strong efforts to reduce healthcare costs in our international markets, including: patient access restrictions; suspensions on price increases; prospective and possibly retroactive price reductions, mandatory discounts and rebates, and other recoupments; recoveries of past price increases; and greater importation of drugs from lower‑cost countries to higher‑cost countries. In addition, certain countries set prices by reference to the prices in other countries where our products are marketed. Thus, our inability to secure adequate prices in a particular country may not only limit the marketing of our products within that country, but may also adversely affect our ability to obtain acceptable prices in other markets.

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

As of September 30, 2016, we had 124 full‑time employees. As our development and commercialization plans and strategies develop, we expect to expand our employee base for managerial, operational, sales, marketing, financial and other resources. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. Also, our management may need to divert a disproportionate amount of their attention away from our day‑to‑day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations which may result in weaknesses in our infrastructure, give rise to operational errors, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of existing and additional product candidates. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate and/or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively with others in our industry will depend, in part, on our ability to effectively manage any future growth.

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

Following completion of our IPO, 44,870,332 shares of our common stock were outstanding. All shares of common stock sold in our IPO and pursuant to the Selling Stockholder Resale Prospectus are freely tradable without restriction or further registration under the Securities Act unless held by our “affiliates,” as that term is defined in Rule 144 under the Securities Act. The resale of the remaining 36,536,996 shares, or 81% of our outstanding shares after the IPO, is currently prohibited or otherwise restricted as a result of securities law provisions, market standoff agreements entered into by our stockholders with us or lock‑up agreements entered into by our stockholders with the underwriters; however, subject to applicable securities law restrictions these shares will be able to be sold in the public market beginning 180 days after the date of our IPO. Shares issued upon the exercise of stock options outstanding under our equity incentive plans or pursuant to future awards granted under those plans will become available for sale in the public market to the extent permitted by the provisions of applicable vesting schedules, any applicable market stand‑off and lock‑up agreements, Rule 144 and Rule 701 under the Securities Act,  as well as, to the extent applicable, under the registration statement on Form S-8 that we have filed.

Upon completion of our IPO, the holders of approximately 36,536,996 shares, or 81%, of our common stock, will have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. In addition, we have filed a Form S-8 registration statement to register the offer and sale of all shares of common stock that we may issue under our equity compensation plans. Once we register the offer and sale of shares for the holders of registration rights and shares to be issued under our equity incentive plans, they can be freely sold in the public market upon issuance or resale (as applicable), subject to the lock‑up agreements.

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

In preparing for our IPO, we became aware that we had not correctly accounted for a non‑recurring complex transaction. These circumstances led us to conclude that we had a material weakness in internal control over financial reporting, in that we did not maintain a sufficient complement of resources with an appropriate level of accounting expertise in accounting for complex transactions. We implemented a plan during 2015 to remediate this material weakness.

We will be required, pursuant to Section 404 of the Sarbanes‑Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting as early as our annual report on Form 10-K for the fiscal year ending December 31, 2017. However, for as long as we are an “emerging growth company” under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404. We could be an emerging growth company for up to five years following the date of our IPO. An independent assessment of the effectiveness of our internal controls could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls could lead to financial statement restatements and require us to incur the expense of remediation.

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

The holders of the convertible preferred stock are entitled to have their shares of convertible preferred stock redeemed at a substantial premium in certain events

Our convertible preferred stock is redeemable if we or our significant subsidiaries are the subject of certain bankruptcy events, upon the occurrence of a material breach by us of the exchange agreement and upon the failure to make payments of amounts due on our or any of our subsidiaries’ indebtedness after giving effect to any applicable cure period. Upon the occurrence of any of these events, the holders of our convertible preferred stock shall, in their sole discretion, be entitled to receive an amount equal to the original purchase price per share of convertible preferred stock plus dividend arrearages thereon plus any dividends accrued and unpaid thereon from the last dividend payment date to, but excluding, the date of such redemption plus the premium described under “The holders of the convertible preferred stock will be entitled to be paid a liquidation preference, which under some circumstances will include a substantial premium.” If we were to become obligated to redeem all or a substantial portion of the outstanding convertible preferred stock, that could have a material adverse effect on the trading price of our common stock.

Shares of our convertible preferred stock are convertible into shares of our common stock and, upon conversion, will dilute your percentage of ownership.

Concurrently with the closing of our recent IPO, we issued 30,000 shares of our convertible preferred stock pursuant to an exchange agreement with holders of our Senior Convertible Term Loan. Holders of the convertible preferred stock shall be entitled to receive a cumulative dividend at an annual rate of 5% of the sum of the original purchase price per share of convertible preferred stock plus any dividend arrearages. In addition, holders of the convertible preferred stock shall be entitled to receive dividends paid or payable on our common stock with respect to the number of shares of our common stock into which each share of convertible preferred stock is then convertible at the then applicable conversion price. Shares of our convertible preferred stock are convertible at any time at the option of the holder into shares of our common stock at a conversion price equal to their original purchase price plus any accrued but unpaid dividends. Immediately following closing of our IPO, after giving effect to the consummation of the transactions contemplated under the exchange agreement with holders of the Senior Convertible Term Loan and based on the IPO price of $12.00 per share, 3,125,003 shares of our common stock are issuable upon conversion of our convertible preferred stock. This issuance of common stock upon the conversion will dilute the percentage ownership of holders of our common stock by approximately 7.5% as of September 30, 2016. The dilutive effect of the conversion of these securities may adversely affect our ability to obtain additional equity financing.

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

We will require additional capital in the future, which may not be available to us. Issuances of our equity securities to provide this capital may dilute your ownership in us.

We will need to raise additional funds through public or private debt or equity financings in order to:

•	take advantage of expansion opportunities;
•	acquire complementary products, product candidates or technologies;
•	develop new products or technologies; or
•	respond to competitive pressures.

Pursuant to the second amendment to the 2015 Credit Agreement we entered into in November 2016, we are under a contractual obligation to raise $40.0 million of additional equity capital by the end of the second quarter of 2017, and a failure to comply with this covenant is an event of default under our 2015 Credit Agreement. Any additional capital raised through the issuance of our equity securities may dilute your percentage ownership interest in us. Furthermore, any additional financing we may need may not be available on terms favorable to us or at all. The unavailability of needed financing could adversely affect our ability to execute our business strategy. See “—Risks Related to Our Financial Position—Our 2015 Credit Agreement matures on June 17, 2018. We may not be able to comply with the covenants under the 2015 Credit Agreement or refinance our debt under this facility before the maturity date, in which event our ability to continue our operations would be materially and adversely impacted” for more information.

Our principal stockholders and management own a significant percentage of our stock and will be able to exercise significant influence over matters subject to stockholder approval.

Our executive officers, directors and principal stockholders, together with their respective affiliates, beneficially owned 75.1% of our capital stock as of November 8, 2016,  of which 4.4% is beneficially owned by our executive officers. Accordingly, our executive officers, directors and principal stockholders are able to determine the composition of the board of directors, retain the voting power to approve all matters requiring stockholder approval, including mergers and other business combinations, and continue to have significant influence over our operations. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us that you may believe are in your best interests as one of our stockholders. This in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove the board of directors or management.

Anti‑takeover provisions in our charter documents and under Delaware law could make an acquisition of us difficult, limit attempts by our stockholders to replace or remove our current management and adversely affect our stock price.

Provisions of our certificate of incorporation and bylaws may delay or discourage transactions involving an actual or potential change in our control or change in our management, including transactions in which stockholders might otherwise receive a premium for their shares, or transactions that our stockholders might otherwise deem to be in their best interests. Therefore, these provisions could adversely affect the price of our stock. Among other things, our certificate of incorporation and bylaws:

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

Our executive officers, directors and principal stockholders maintain the ability to control or significantly influence all matters submitted to equity holders for approval.

Certain of our executive officers, directors and stockholders, in the aggregate, beneficially own a substantial majority of our outstanding common stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence almost all matters submitted to our stockholders for approval. Mr. Steven N. Gordon, Esq. is currently the sole manager of Kadmon I, LLC, which owns approximately 12.1% of the outstanding common stock of Kadmon Holdings, Inc. as of November 8, 2016.

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

Use of Proceeds from IPO of Common Stock

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

Date: November 9, 2016	By:	/s/ Harlan W. Waksal Harlan W. Waksal President and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2016	By:	/s/ Konstantin Poukalov Konstantin Poukalov Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date: November 9, 2016	By:	/s/ Charles Darder
Charles Darder Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
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

10.2*

Third Waiver Agreement to Credit Agreement, dated September 29, 2016, by and among Kadmon Pharmaceuticals, LLC, the guarantors from time to time party thereto, the lenders from time to time party thereto and Perceptive Credit Holdings, L.P.

10.3*

Amendment No. 2 to Credit Agreement, dated November 4, 2016, by and among Kadmon Pharmaceuticals, LLC, the guarantors from time to time party thereto, the lenders from time to time party thereto and Perceptive Credit Holdings, L.P.

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

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*

The following materials from the Kadmon Holdings, Inc. Form 10-Q for the quarter ended September 30, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and 2015, (iii) Consolidated Statements of Stockholders’ Equity for the nine months ended September 30, 2016 and the year ended December 31, 2015, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015, and (v) Notes to the Financial Statements.

*	Filed herewith.
**	Furnished herewith.