Form 10-Q
period 2017-03-31
Kadmon Holdings, Inc.
filed 2017-05-15
CIK 1557142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________________

FORM 10-Q

_______________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

_______________________________

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company,  or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐	Emerging growth company ☒
(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐     No ☒

The number of shares of the registrant’s common stock outstanding as of May 10, 2017 was 51,846,521.

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
•

references to the “Corporate Conversion” or “corporate conversion” refer to all of the transactions related to the conversion of Kadmon Holdings, LLC into Kadmon Holdings, Inc., including the conversion of all of the outstanding membership units of Kadmon Holdings, LLC into shares of common stock of Kadmon Holdings, Inc. effected on July 26, 2016. See note 1 to our unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q “Organization—Corporate Conversion, Initial Public Offering and Debt Conversion” for more information.

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

Forward‑looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward‑looking statements. We believe that these factors include, but are not limited to, the following:

•	the initiation, timing, progress and results of our preclinical studies and clinical trials, and our research and development programs;
•	our ability to advance product candidates into, and successfully complete, clinical trials;
•	our reliance on the success of our product candidates;
•	the timing or likelihood of regulatory filings and approvals;
•	our ability to expand our sales and marketing capabilities;
•	the commercialization of our product candidates, if approved;
•	the pricing and reimbursement of our product candidates, if approved;
•	the implementation of our business model, strategic plans for our business, product candidates and technology;
•	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;
•	our ability to operate our business without infringing the intellectual property rights and proprietary technology of third parties;
•	cost associated with defending intellectual property infringement, product liability and other claims;
•	regulatory developments in the United States, Europe and other jurisdictions;
•	estimates of our expenses, future revenues, capital requirements and our needs for additional financing;
•	the potential benefits of strategic collaboration agreements and our ability to enter into strategic arrangements;
•	our ability to maintain and establish collaborations or obtain additional grant funding;
•	the rate and degree of market acceptance of our product candidates;
•	developments relating to our competitors and our industry, including competing therapies;
•	our ability to effectively manage our anticipated growth;
•	our ability to attract and retain qualified employees and key personnel;
•	our ability to achieve cost savings and benefits from our efforts to streamline our operations and to not harm our business with such efforts;
•	our expectations regarding the period during which we qualify as an emerging growth company under the JOBS Act;
•	statements regarding future revenue, hiring plans, expenses, capital expenditures, capital requirements and share performance;
•	litigation, including costs associated with prosecuting or defending pending or threatened claims and any adverse outcomes or settlements not covered by insurance;
•	our expected use of cash and cash equivalents and other sources of liquidity;
•	the future trading price of the shares of our common stock and impact of securities analysts’ reports on these prices; and
•	other risks and uncertainties, including those listed under the caption “Risk Factors.”

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

Kadmon Holdings, Inc.

Consolidated balance sheets

(in thousands, except share amounts)

	March 31,	December 31,
	2017	2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$43,049	$36,093
Accounts receivable, net	1,348	655
Accounts receivable from affiliates	414	555
Inventories, net	1,616	1,950
Deferred offering costs	—	56
Prepaid expenses and other current assets	2,138	978
Total current assets	48,565	40,287
Fixed assets, net	5,159	5,427
Goodwill	3,580	3,580
Restricted cash	2,116	2,116
Investment, at cost	3,542	3,542
Investment, equity method	4,965	7,599
Other noncurrent assets	21	5
Total assets	$67,948	$62,556

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$6,973	$6,296
Accrued expenses	11,228	12,150
Deferred revenue	4,400	4,400
Secured term debt - current	1,140	1,900
Total current liabilities	23,741	24,746
Deferred revenue	22,917	24,017
Deferred rent	4,397	4,377
Deferred tax liability	1,376	1,376
Fair market value of financial instruments - non current	3,142	3,305
Other long term liabilities	967	1,250
Secured term debt – non-current, net	31,023	28,677
Total liabilities	87,563	87,748
Commitments and contingencies (Note 15 and 16)
Stockholders’ deficit:
Convertible Preferred Stock, $0.001 par value; 10,000,000 shares authorized at March 31, 2017 and December 31, 2016, respectively; 30,000 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	38,771	38,302
Common Stock, $0.001 par value; 200,000,000 shares authorized at March 31, 2017 and December 31, 2016; 51,846,521 and 45,078,666 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	52	45
Additional paid-in capital	115,303	92,166
Accumulated deficit	(173,741)	(155,705)
Total stockholders’ deficit	(19,615)	(25,192)
Total liabilities and stockholders’ deficit	$67,948	$62,556

See accompanying notes to consolidated financial statements

Kadmon Holdings, Inc.

Consolidated statements of operations (unaudited)

(in thousands,  except share and per share amounts)

	Three Months Ended
	March 31,
	2017	2016
Revenues
Net sales	$2,336	$6,192
License and other revenue	3,230	3,471
Total revenue	5,566	9,663
Cost of sales	567	1,085
Write-down of inventory	370	135
Gross profit	4,629	8,443
Operating expenses:
Research and development	8,447	9,083
Selling, general and administrative	10,118	23,686
Gain on settlement of payable	—	(3,875)
Total operating expenses	18,565	28,894
Loss from operations	(13,936)	(20,451)
Other expense (income):
Interest income	(12)	(5)
Interest expense	1,600	7,909
Change in fair value of financial instruments	(906)	(198)
Loss on equity method investment	2,634	4,717
Other income	(1)	(16)
Total other expense	3,315	12,407
Loss before income tax expense	(17,251)	(32,858)
Income tax expense	316	315
Net loss	$(17,567)	$(33,173)
Deemed dividend on convertible preferred stock	469	—
Net loss attributable to common stockholders	$(18,036)	$(33,173)

Basic and diluted net loss per share of common stock	$(0.39)	$(4.00)
Weighted average basic and diluted shares of common stock outstanding	46,507,435	8,302,635

See accompanying notes to consolidated financial statements

Kadmon Holdings, Inc.

Consolidated statements of stockholders’ deficit (unaudited)

(in thousands,  except share amounts)

	Preferred stock		Common stock		Additional paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	Deficit	Total
Balance, December 31, 2016	30,000	$38,302	45,078,666	$45	$92,166	$(155,705)	$(25,192)
Share-based compensation expense	—	—	—	—	3,880	—	3,880
Common stock issued in private placement, net	—	—	6,767,855	7	19,257	—	19,264
Beneficial conversion feature on convertible preferred stock	—	94	—	—	—	(94)	—
Accretion of dividends on convertible preferred stock	—	375	—	—	—	(375)	—
Net loss	—	—	—	—	—	(17,567)	(17,567)
Balance, March 31, 2017	30,000	$38,771	51,846,521	$52	$115,303	$(173,741)	$(19,615)

See accompanying notes to consolidated financial statements

Kadmon Holdings, Inc.

Consolidated statements of cash flows (unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(17,567)	$(33,173)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of fixed assets	480	565
Amortization of intangible asset	—	5,567
Write-down of inventory	370	135
Amortization of deferred financing costs	127	468
Amortization of debt discount	571	928
Share-based compensation	3,880	3,297
Gain on settlement of payable	—	(3,875)
Change in fair value of financial instruments	(906)	(198)
Fair value of units issued to consultants	—	2,250
Paid-in-kind interest	—	5,572
Loss on equity method investment	2,634	4,717
Changes in operating assets and liabilities:
Accounts receivable, net	(552)	(2,617)
Inventories, net	(36)	458
Prepaid expenses and other assets	(1,177)	(162)
Accounts payable	(520)	1,436
Accrued expenses, other liabilities and deferred rent	(1,895)	3,186
Deferred revenue	(1,100)	(1,122)
Net cash used in operating activities	(15,691)	(12,568)

Cash flows from investing activities:
Purchases of fixed assets	(83)	(366)
Net cash used in investing activities	(83)	(366)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net	22,730	—
Proceeds from exercise of stock options	—	37
Net cash provided by financing activities	22,730	37
Net increase (decrease) in cash and cash equivalents	6,956	(12,897)
Cash and cash equivalents, beginning of period	36,093	21,498
Cash and cash equivalents, end of period	$43,049	$8,601

Supplemental cash flow disclosures:
Cash paid for interest	$915	$940
Cash paid for taxes	378	44
Non-cash investing and financing activities:
Units issued in settlement of obligation	—	125
Capitalized lease obligations	—	229
Unpaid financing/offering costs	1,835	1,043
Beneficial conversion feature on convertible preferred stock	94	—
Accretion of dividends on convertible preferred stock	375	—
Unpaid fixed asset purchases	129	—
Fair value of warrants issued in private placement	1,651	—
Fair value of modification to lender warrants	908	—

See accompanying notes to consolidated financial statements

Kadmon Holdings, Inc.

Notes to consolidated financial statements (unaudited)

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

On August 1, 2016, the Company completed its IPO whereby it sold 6,250,000 shares of common stock at $12.00 per share. The aggregate net proceeds received by the Company from the offering were $66.0 million, net of underwriting discounts and commissions of $5.3 million and offering expenses of $3.7 million. Upon the closing of the IPO, 45,078,666 shares of common stock were outstanding, which includes 19,034,467 shares of common stock as a result of the conversion of the Company’s Third Amended and Restated Convertible Credit Agreement dated as of August 28, 2015, as amended (“Senior Convertible Term Loan”) and Second Lien Convert. The shares began trading on the New York Stock Exchange on July 27, 2016 under the symbol “KDMN.”

Liquidity

The Company had an accumulated deficit of $173.7 million and working capital of $24.8 million at March 31, 2017. For the three months ended March 31, 2017, the Company earned a $2.0 million milestone payment pursuant to a license agreement entered into with Jinghua to develop products using human monoclonal antibodies and raised gross proceeds of $22.7 million in March 2017, $21.3 million net of placement agent fees which, together with its existing cash, is expected to enable the Company to advance its planned Phase 2 clinical studies for KD025 and tesevatinib and advance certain of its other pipeline product candidates.

On March 31, 2017,  the Company entered into the third amendment to the 2015 Credit Agreement (the “Third Amendment”). Pursuant to the Third Amendment, principal payments owed under the 2015 Credit Agreement, in the amount of $380,000 per month, were deferred until January 31, 2018. Additionally, the parties amended a future capital raising covenant by extending the time period by which the Company is required to raise the remaining $17.0 million of capital by six months, from June 30, 2017 to December 31, 2017. In addition, the Company is able to include non-dilutive funding from, or arising out of, one or more strategic transactions in satisfaction of the future capital raising covenant.  All other material terms of the 2015 Credit Agreement, including the maturity date, remain the same. The Company maintained cash and cash equivalents of $43.0 million at March 31, 2017.

Management’s plans include continuing to finance operations through the issuance of additional equity securities and increasing the commercial portfolio through the development of the current pipeline or through strategic collaborations. Any transactions which occur may contain covenants that restrict the ability of management to operate the business or may have rights, preferences or privileges senior to the Company’s common stock and may dilute current stockholders of the Company.

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

At  March 31, 2017 the Company had working capital of $24.8 million. Accumulated deficit amounted to $173.7 million and $155.7 million at March 31, 2017 and December 31, 2016, respectively. Net cash used in operating activities was $15.7 million and $12.6 million for the three months ended March 31, 2017 and 2016, respectively. The Company must raise additional capital to fund its continued operations and remain in compliance with its debt covenants. The Company may not be successful in its efforts to raise additional funds or achieve profitable operations. Amounts raised will be used for further development of the Company’s product candidates, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. Even if the Company is able to raise additional funds through the sale of its equity securities, or loans from financial institutions, the Company’s cash needs could be greater than anticipated in which case it could be forced to raise additional capital.

In March 2017, the Company raised $22.7 million in gross proceeds, $21.3 million net of $1.4 million in placement agent fees, from the issuance of 6,767,855 shares of its common stock, at a price of $3.36 per share, and warrants to purchase 2,707,138 shares of its common stock at an initial exercise price of $4.50 per share for a term of 13 months from the date of issuance (“2017 Private Placement”). At the present time, the Company has no commitments for any additional financing, and there can be no assurance that, if needed, additional capital will be available to the Company on commercially acceptable terms or at all. If the Company cannot obtain the needed capital, it may not be able to become profitable and may have to curtail or cease its operations. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern.

3. Summary of Significant Accounting Policies

Basis of Presentation

The Company operates in one segment considering the nature of the Company’s products and services, class of customers, methods used to distribute the products and the regulatory environment in which the Company operates. For the 2016 period presented, research and development expenses, and selling, general and administrative expenses were revised to conform to the current presentation with regard to the Company’s method of allocating a portion of facility-related expenses to research and development expenses to more accurately reflect the effort spent on research and development. For the three months ended March 31, 2016, the Company reclassified $1.1 million from selling, general and administrative expenses to research and development expenses.

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements include the accounts of Kadmon Holdings, Inc. and its domestic and international subsidiaries, all of which are wholly owned.

Interim Financial Statements

The accompanying financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the final results that may be expected for the year ended December 31, 2017. These unaudited financial statements should be read in conjunction with the audited financial statements in Item 15 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Actual results could differ from those estimates.

Critical accounting policies

The Company’s significant accounting policies are disclosed in the audited financial statements included in Item 8 of the Annual Report on Form 10-K as of and for the year ended December 31, 2016. Since the date of such financial statements, there have been no changes to the Company’s significant accounting policies.

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-04, Intangibles – Goodwill and Other (“ASU 2017-04”), which simplifies the subsequent measurement of goodwill by eliminating “Step 2” from the goodwill impairment test. Instead of performing Step 2 to determine the amount of an impairment charge, the fair value of a reporting unit will be compared with its carrying amount and an impairment charge will be recognized for the value by which the carrying amount exceeds the reporting unit’s fair value. ASU 2017-04 is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not expect the standard to have a significant impact on its consolidated financial statements as the Company’s goodwill balance is immaterial.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash”. This ASU requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents.  Entities will also be required to reconcile such total amounts on the balance sheet and disclose the nature of the restrictions. The Company adopted this standard on January 1, 2017 and it did not have a significant impact on its consolidated financial statements as the Company’s restricted cash balances are immaterial.

In March 2016, the FASB issued ASU No. 2016‑08, “Revenue from Contracts with Customers”. This ASU amends the existing accounting guidance for principal versus agent considerations when recognizing revenue from contracts with customers. This guidance is effective for annual and interim reporting periods of public entities beginning after December 15, 2017, with early adoption permitted. In May 2014, the FASB issued ASU No. 2014‑09, “Revenue from Contracts with Customers.” Under this guidance, an entity is required to recognize revenue upon transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. As such, an entity will need to use more judgment and make more estimates than under the current guidance. The Company is in the process of evaluating the impact that the adoption of these standards will have on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016‑06, “Derivatives and Hedging”. This ASU clarifies the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. This guidance is effective for annual and interim reporting periods of public entities beginning after December 15, 2016, with early adoption permitted. An entity should apply the amendments in this ASU on a modified retrospective basis to existing debt instruments as of the beginning of the fiscal year for which the amendments are effective. The Company adopted this standard on January 1, 2017, which did not impact the consolidated financial statements of the Company.

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

In July 2015, the FASB issued ASU No. 2015‑11, “Inventory (Topic 330)” which simplifies the subsequent measurement of inventory. It replaces the current lower of cost or market test with a lower of cost or net realizable value test. The standard is effective for public entities for annual reporting periods beginning after December 15, 2016, and interim periods therein. Early adoption is permitted. The new guidance must be applied prospectively. The Company adopted this standard on January 1, 2017, which did not impact the consolidated financial statements of the Company.

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

5% Convertible Preferred Stock

The Company had 30,000 shares of 5% convertible preferred stock outstanding at March 31, 2017 which converts into shares of the Company’s common stock at a 20% discount to the price per share of common stock in the IPO of $12.00 per share. The Company accrued dividends on the 5% convertible preferred stock of $0.4 million for the three months ended March 31, 2017. The Company calculated a deemed dividend of $0.1 million on the $0.4 million of accrued dividends for the three months ended March 31, 2017, which equals the 20% discount to the IPO price of the Company’s common stock of $12.00 per share, a beneficial conversion feature. No deemed dividends were accrued for the three months ended March 31, 2016.

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

During the three months ended March 31, 2017, the Company raised $22.7 million in gross proceeds, $21.3 million net of $1.4 million in placement agent fees, from the issuance of 6,767,855 shares of its common stock, at a price of $3.36 per share, and warrants to purchase 2,707,138 shares of its common stock at an initial exercise price of $4.50 per share for a term of 13 months from the date of issuance. In connection with the offering, the Company has agreed to file a registration statement to register the shares of common stock and the shares of common stock underlying the warrants for resale. Under the agreement, the registration statement must be filed within 30 days of the closing of the financing and declared effective within the timeline provided in the agreement. If the applicable deadlines are not met, monthly liquidated damages of 2.0% of the subscription amount (with an 8.0% cap) will be due to the purchaser. The registration statement was filed on April 10, 2017 and declared effective on April 21, 2017.

5. Net Loss per Share Attributable to Common Stockholders

Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common stock outstanding for the period. As the Company has reported a net loss for all periods presented, diluted net loss per common share is the same as basic net loss per common share for those periods. The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company (in thousands, except share and per share amounts):

	Three Months Ended
	March 31,
	2017	2016
Numerator – basic and diluted:
Net loss attributable to common stockholders	$(18,036)	$(33,173)
Denominator – basic and diluted:
Weighted average common stock outstanding used to compute basic and diluted net loss per share	46,507,435	8,302,635
Net loss per share, basic and diluted	$(0.39)	$(4.00)

The amounts in the table below were excluded from the calculation of diluted net loss per share, due to their anti-dilutive effect:

	Three Months Ended
	March 31,
	2017	2016
Convertible preferred stock	$3,230,906	$3,125,003
Options to purchase common stock	6,247,608	1,656,546
Warrants to purchase common stock	4,035,590	1,122,556
Total shares of common stock equivalents	$13,514,104	$5,904,105

6. Commercial Partnership

On June 17, 2013, the Company entered into a series of agreements with AbbVie Inc. (“AbbVie”), related to certain of our ribavirin products. Pursuant to an asset purchase agreement, as amended, we sold marketing authorizations and related assets for ribavirin in certain countries outside the United States. The Company received upfront payments totaling $64.0 million, and could have received additional contingent payments totaling $51.0 million based on the achievement of certain milestones. The Company did not earn any such milestones during the three months ended March 31, 2017.

Of the $64.0 million upfront payment, $44.0 million was considered allocable to the domestic licensing arrangement and was recorded as deferred revenue to be recognized over the 10 year term of the agreement. The Company will recognize the upfront payment to revenue on a straight‑line basis over the life of the agreement. The Company recognized $1.1 million of the upfront consideration to license revenue during each of the three months ended March 31, 2017 and 2016.  At March 31, 2017 and December 31, 2016,  $27.3 million and $28.4 million is recorded as deferred revenue, respectively, of which $4.4 million is short‑term.

In October 2014, the Company entered into a series of modifications and amendments with AbbVie whereby the Company agreed to eliminate all potential future unearned and unpaid milestones and also agreed to a revised royalty structure for the sale of ribavirin products under the license agreement. The Company received upfront payments of $6.0 million in advanced consideration of future royalties payable resulting from the resale of certain ribavirin products by AbbVie during 2015 and 2016. At the time of receipt the balance was recorded to deferred revenue, $3.0 million of which was recorded as short‑term as it related to prepaid royalties for 2015 and $3.0 million of which was recorded as long‑term as it related to prepaid royalties for 2016. The Company will recognize portions of the deferred revenue to income as ribavirin is sold by AbbVie. The Company is entitled to receive additional compensation from AbbVie for any royalties earned in excess of the annual prepayment. If royalties earned do not exceed the annual prepayment the Company is required to refund the excess to AbbVie.

Since the royalties earned from the resale of ribavirin products by AbbVie under the domestic license agreement did not exceed the $3.0 million annual prepayment in 2015, the Company refunded approximately $2.1 million of the prepaid royalty to AbbVie as a credit against future purchases during the year ended December 31, 2016. The Company had recorded this amount as an accrued expense at December 31, 2015. Furthermore, the Company expects to refund approximately $2.2 million of the prepaid royalty to AbbVie resulting from the resale of certain ribavirin products by AbbVie during 2016. Therefore, the Company has recorded this amount as an accrued expense at March 31, 2017 and December 31, 2016,  as the refund is expected to be settled in the second quarter of 2017.

The Company has a continuing obligation to supply ribavirin products, maintain the marketing authorization for certain ribavirin products and maintain the intellectual property for Ribasphere and RibaPak through the term of the agreements ending December 31, 2020.

7. Debt

The Company is a party to one credit agreement in the following amount (in thousands):

	March 31,	December 31,
	2017	2016

Secured term debt due June 17, 2018 (A)	$34,620	$34,620

Total debt before fees, interest and debt discount/premium	34,620	34,620
Less: Deferred financing costs	(610)	(737)
Debt discount	(2,755)	(3,306)
Add: Debt premium	908	—
Total debt payable	$32,163	$30,577

Debt payable, current portion	$1,140	$1,900
Debt payable, long-term	$31,023	$28,677

A.Secured Term Debt

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

Deferred financing costs of $1.3 million were recognized in recording the 2015 Credit Agreement and will be amortized to interest expense over the three year term of the agreement. Unamortized deferred financing costs were $0.6 million and $0.7 million at March 31, 2017 and December 31, 2016, respectively. Approximately $0.1 million was charged to interest expense during each of the three months ended March 31, 2017 and 2016.

The Company entered into a third waiver agreement to the 2015 Credit Agreement in September 2016 to negotiate the amendment and restatement of certain covenants of the Company contained in the 2015 Credit Agreement.  In connection with such negotiation, the lenders under the 2015 Credit Agreement had agreed to refrain from exercising certain rights under the 2015 Credit Agreement, including the declaration of a default and to forbear from acceleration of any repayment rights with respect to existing covenants until the parties have consummated the amendment and restatement of such provisions.  In addition, certain payments required to be made under the 2015 Credit Agreement had been deferred while the parties negotiated the amendment.  The parties executed a second amendment to the 2015 Credit Agreement in November 2016 whereby the Company deferred further principal payments owed under the 2015 Credit Agreement in the amount of $380,000 per month until August 31, 2017. Additionally, the parties amended various clinical development milestones and added a covenant pursuant to which the Company was required to raise $40.0 million of additional equity capital by the end of the second quarter of 2017. All other material terms of the 2015 Credit Agreement, including the maturity date, remained the same.

On March 31, 2017,  the Company entered into the Third  Amendment. Pursuant to this amendment, principal payments owed under the 2015 Credit Agreement, in the amount of $380,000 per month, were deferred until January 31, 2018. Additionally, the parties amended a future capital raising covenant by extending the time period by which the Company is required to raise the remaining $17.0 million of capital by six months, from June 30, 2017 to December 31, 2017. In addition, the Company is able to include non-dilutive funding from, or arising out of, one or more strategic transactions in satisfaction of the future capital raising covenant. All other material terms of the 2015 Credit Agreement, including the maturity date, remain the same. As of the date hereof, the Company is not in default under the terms of the 2015 Credit Agreement.

The Third Amendment also amended certain terms of the warrants to purchase an aggregate of 617,651 shares of the Company’s common stock issued in connection with the 2015 Credit Agreement (the “2015 Warrants”).  Pursuant to the Third Amendment, the warrants may now only be exercised for cash and the exercise price was reduced from $10.20 per share to $4.50 per share.  The redemption feature in the 2015 Warrants was also amended such that the warrant holder may only demand a redemption of the 2015 Warrants upon the occurrence of, and during the continuance of, an event of default.  Prior to this amendment, the warrant could be redeemed by the warrant holder at any time after the 51st month.  As amended, if these warrants are exercised, the Company will receive approximately $2.8 million in proceeds in aggregate.

As a result of the Third Amendment to the 2015 Credit Agreement, $0.9 million was recorded as a debt premium at March 31, 2017, inclusive of the fair value of the warrant modification utilizing a Black-Scholes calculation, and will be amortized to interest expense over the remaining term of the agreement as the amendment was deemed to be a modification in accordance with ASC 470 (Note 8).

The minimum payments required on the outstanding balances of the 2015 Credit Agreement at March 31, 2017 are (in thousands):

2015 Credit Agreement
2017	$1,140
2018	33,480
$34,620

The following table provides components of interest expense and other related financing costs (in thousands):

	Three Months Ended March 31,
	2017	2016
Interest expense and other financing costs	$902	$941
Interest paid-in kind	—	5,572
Amortization of deferred financing costs and debt discount	698	1,396
Interest expense	$1,600	$7,909

8. Financial Instruments

Success Fee

In October 2011, a former executive officer and member of Kadmon Holdings, LLC issued an equity instrument for which the underlying value is based on 536,065 Class A units. The intrinsic value of the instrument is redeemable for cash upon certain defined liquidity or distribution events (“Success Fee”). As a result of marking to market this instrument, the Company recorded  a ($54,000) to change in fair value of financial instruments for the three months ended March 31, 2016. Upon consummation of the Company’s IPO on August 1, 2016 with a price per share of $12.00 per share, the fair value of this equity instrument had a fair value of $0, which resulted in no Success Fee owed by the Company.

Equity issued pursuant to Credit Agreements

In connection with the incurrence of the Senior Convertible Term Loan, the Company issued three tranches of warrants as fees to the lenders that were redeemable for Class A units. The change in fair value of the warrants was ($0.1) million for the three months ended March 31, 2016. There was no change in fair value of the warrants for the three months ended March 31, 2017. Upon consummation of the Company’s IPO on August 1, 2016 with a price per share of common stock in the IPO of $12.00, the warrants to purchase Class A units issued to lenders in the Senior Convertible Term Loan were exchanged for 351,992 warrants to purchase the same number of shares of the Company’s common stock. Since the strike price was determined at IPO, the aggregate fair value of these warrants totaling $1.7 million was reclassified from liability to equity during the third quarter of 2016.

In connection with the 2015 Credit Agreement, the Company issued warrants as fees to the lenders to purchase an aggregate of $6.3 million of the Company’s Class A units. The strike price of the warrants was 85% of the price per unit in an IPO or, if before an IPO, 85% of the deemed per unit equity value as defined in the 2015 Credit Agreement. The warrants were exercisable as of the earlier of an IPO or July 1, 2016. Since these warrants are also redeemable at the option of the holder upon the occurrence of, and during the continuance of, an event of default, the warrants are recorded as a liability of $1.3 million and $3.3 million at March 31, 2017 and December 31, 2016. Upon entry into the agreement in August 2015, the warrants issued to an existing lender was recorded to loss on extinguishment of debt of $0.9 million and the warrants issued to the new lender was recorded as a debt discount of $5.4 million and will be amortized over the three year term (Note 7) in accordance with ASC 470. As a result of the Third Amendment, $0.9 million was recorded as a debt premium and will be amortized to interest expense over the remaining term of the agreement as the Third Amendment was deemed to be a modification in accordance with ASC 470.  The Company used the Black-Scholes pricing model to value the warrant liability at March 31, 2017 with the following assumptions: risk-free interest rate of 2.00%, expected term of 5.4 years, expected volatility of 74.7% and a dividend rate of 0%.

Upon consummation of the Company’s IPO on August 1, 2016 with a price per share of common stock in the IPO of $12.00, the warrants to purchase Class A units issued to lenders under the 2015 Credit Agreement were exchanged for 617,651 warrants to purchase the same number of shares of the Company’s common stock. The decrease in fair value of the warrants was  $(1.1) million for the three months ended March 31, 2017, while there was no change in fair value of financial instruments for the three months ended March 31, 2016. None of these instruments have been exercised at March 31, 2017 and December 31, 2016. At March 31, 2017, the fair value of the warrant liability was approximately $1.3 million and is recorded as a long-term liability.

Other Warrants

On April 16, 2013, the Company issued warrants with an estimated fair value of $1.4 million for the purchase of  30,000 Class A units at a strike price of $21.24 as consideration for fundraising efforts performed. Upon consummation of the Company’s IPO on August 1, 2016 and Corporate Conversion, these warrants to purchase Class A units were exchanged for 46,163 warrants to purchase the same number of shares of the Company’s common stock at a strike price of $138.06.  None of these warrants have been exercised at March 31, 2017 and December 31, 2016.

In connection with the sale of common stock in March 2017, warrants to purchase 2,707,138 shares of common stock were issued at an exercise price of $4.50 per share.  At March 31, 2017, all of these warrants were outstanding. These warrants included a cash settlement option requiring the Company to record a liability for the fair value of the warrants at the time of issuance and at each reporting period with any change in the fair value reported as other income or expense.  The Company used the Black-Scholes pricing model to value the warrant liability at March 31, 2017 with the following assumptions: risk-free interest rate of 1.03%, expected term of 1 year, expected volatility of 65.0% and a dividend rate of 0%. At the time of issuance, approximately $1.6 million was recorded as warrant liability. The increase in fair value of the warrants was $0.2 million for the three months ended March 31, 2017, while there was no change in fair value of financial instruments for the three months ended March 31, 2016. At March 31, 2017, the fair value of the warrant liability was approximately $1.8 million and is recorded as a long-term liability.

Fair Value of Long‑term Debt

The Company maintained a long-term secured term debt balance of $31.0 million and $28.7 million at March 31, 2017 and December 31, 2016, respectively. The underlying agreements for these balances were negotiated with parties that included fully independent third parties, at an interest rate which is considered to be in line with over-arching market conditions. Based on these factors management considers the carrying value of the debt to approximate fair value at March 31, 2017 and December 31, 2016.

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

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The table below represents the values of the Company’s financial instruments at March 31, 2017 and December 31, 2016 (in thousands):

	Fair Value Measurement Using Significant Other Observable Inputs (Level 2)
	March 31,	December 31,
Description	2017	2016
Warrants	$3,142	$3,305
Total	$3,142	$3,305

The table below represents a rollforward of the Level 2 and Level 3 financial instruments from January 1, 2016 to March 31, 2017 (in thousands).

	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 2)	(Level 3)
Balance at January 1, 2016	$—	$8,289
Transfer of warrants from Level 3 to Level 2	6,300	(6,300)
Change in fair value of financial instruments	(4,107)	(273)
Beneficial conversion feature recognized on warrants issued in connection with 2015 credit agreement	1,112	—
Reclassification of warrants to APIC in connection with IPO	—	(1,716)
Balance at December 31, 2016	$3,305	$—
Fair value of warrants modified in the Third Amendment	(908)	—
Issuance of warrants in private placement	1,651	—
Change in fair value of financial instruments	(906)	—
Balance at March 31, 2017	$3,142	$—

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

9. Inventories

Inventories are stated at the lower of cost or net realizable value (on a first‑in, first‑out basis) using standard costs. Standard costs include an allocation of overhead rates, which include those costs attributable to managing the supply chain and are evaluated regularly. Variances are expensed as incurred.

The Company regularly reviews the expiration date of its inventories and maintains a reserve for inventories that are probable to expire before shipment. Inventories recorded on the Company’s consolidated balance sheets are net of a reserve for expirable inventory of $4.6 million and $4.9 million at March 31, 2017 and December 31, 2016, respectively. The Company expensed Ribasphere inventory that it believes will not be sold prior to reaching its product expiration date totaling $0.4 million and $0.1 million during the three months ended March 31, 2017 and 2016, respectively. If the amount and timing of future sales differ from management’s assumptions, adjustments to the estimated inventory reserves may be required.

Inventories are comprised of the following (in thousands):

	March 31,	December 31,
	2017	2016
Raw materials	$903	$1,153
Finished goods, net	713	797
Total inventories	$1,616	$1,950

10.  Fixed Assets

Fixed assets consisted of the following (in thousands):

	Useful Lives	March 31,	December 31,
	(Years)	2017	2016

Leasehold improvements	4-8	$10,113	$10,274
Office equipment and furniture	3-15	1,196	2,193
Machinery and laboratory equipment	3-15	2,775	3,255
Software	1-5	3,143	3,581
Construction-in-progress	̶̶̶̶	256	44
		17,483	19,347
Less accumulated depreciation and amortization		(12,324)	(13,920)
Fixed assets, net		$5,159	$5,427

Depreciation and amortization of fixed assets totaled $0.5 million and $0.6 million during the three months ended March 31, 2017 and 2016, respectively. The construction‑in‑progress balance is related to costs of unimplemented software still under development. Unamortized computer software costs were $0.7 million and $0.8 million at March 31, 2017 and December 31, 2016, respectively. The amortization of computer software costs amounted to $0.2 million for each of the three months ended March 31, 2017 and 2016.

During the first quarter of 2017, the Company disposed of $2.1 million of fully depreciated assets. There was no consideration received for the disposal of these assets and the disposal did not have a significant impact on the consolidated financial statements of the Company.

11. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill and other amortizable intangible assets for the three months ended March 31, 2017 and the year ended December 31, 2016 are as follows (in thousands):

	Balance at December 31, 2015	Amortization	Impairment	Balance at December 31, 2016	Remaining Useful Life at December 31, 2016
Ribasphere product rights	$15,223	$(15,223)	$—	$—	—
Goodwill	$3,580	$—	$—	$3,580	—

	Balance at December 31, 2016	Amortization	Impairment	Balance at March 31, 2017	Remaining Useful Life at March 31, 2017
Goodwill	$3,580	$—	$—	$3,580	—

Amortization expense is included within selling, general and administrative expenses on the Company’s consolidated statements of operations. The Company recorded amortization expense related to the intangible asset of $5.6 million for the three months ended March 31, 2016. The Company did not recognize any amortization expense for the three months ended March 31, 2017 as the Ribasphere product rights intangible asset was fully amortized as of December 31, 2016.

12. License Agreements

The Company’s license agreements are disclosed in the audited financial statements included in Item 8 of the Annual Report on Form 10-K as of and for the year ended December 31, 2016. Since the date of such financial statements, there have been no changes to the Company’s license agreements, other than those described below.

Valeant Pharmaceuticals North America LLC

On February 24, 2014, the Company entered into an agreement with Valeant Pharmaceuticals North America LLC (“Valeant”) for the co‑promotion of Syprine®, a chelation therapy indicated in the treatment of patients with Wilson’s disease who are intolerant of penicillamine. In February 2016, the Company entered into a mutual termination agreement with Valeant. Upon termination, neither party shall have any rights or obligation including any and all past, present and future payments. Additionally, all rights and licenses granted under the agreement were immediately terminated and reverted to the party granting such rights. As a result of the termination, in February 2016 the Company recorded a gain on settlement of the $3.9 million other milestone payable to Valeant in connection with the acquisition of the drug Infergen.

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

MeiraGTx Limited

As part of a transition services agreement with MeiraGTx Limited (“MeiraGTx”), the Company recognized $0.1 million and $0.3 million of service revenue to license and other revenue during the three months ended March 31, 2017 and 2016, respectively. The Company also received cash payments during the three months ended March 31, 2017 of $0.3 million for service revenue earned under the transition services agreement, while no such payments were received during the three months ended March 31, 2016.

The Company assessed the recoverability of the investment in MeiraGTx at March 31, 2017 and December 31, 2016 and identified no events or changes in circumstances that may have a significant adverse impact on the fair value of this investment. For the three months ended March 31, 2017 and 2016, the Company recorded its share of MeiraGTx’s net loss of $2.6 million and $4.7 million, respectively. The Company maintains a 38.7% ownership in MeiraGTx at March 31, 2017. The Company’s maximum exposure associated with MeiraGTx is limited to its initial investment of $24.0 million.

Zydus Pharmaceuticals USA, Inc.

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

The Company recorded royalty expense of $0.1 million and $0.4 million for the three months ended March 31, 2017 and 2016, respectively.

Jinghua Pharmaceutical Group Co., Ltd.

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

In partial consideration for the rights granted to Jinghua under the agreement, the Company received an upfront payment of $10.0 million in the form of an equity investment in Class E redeemable convertible units of the Company. The Company is eligible to receive from Jinghua a royalty equal to a percentage of net sales of product in the territory in the low ten percents. In addition to such payments, the Company is eligible to receive milestone payments for the achievement of certain development milestones, totaling up to $40.0 million. The Company earned a $2.0 million milestone payment in March 2016, which was recorded as license and other revenue during the three months ended March 31, 2016.  The Company earned a $2.0 million milestone payment in January 2017, which was received in February 2017, and was recorded as license and other revenue during the three months ended March 31, 2017.  The Company is also eligible to receive a portion of sublicensing revenue from Jinghua ranging from the low ten percents to the low thirty percents based on the development stage of a product. No such revenue was earned during the three months ended March 31, 2017 and 2016.

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

Camber Pharmaceuticals, Inc.

Tetrabenazine

In February 2016, the Company entered into a supply and distribution agreement with Camber Pharmaceuticals, Inc. (“Camber”) for the purposes of marketing, selling and distributing tetrabenazine, a medicine that is used to treat the involuntary movements (chorea) of Huntington’s disease. The initial term of the agreement is twelve months. Under the agreement, the Company will obtain commercial supplies of tetrabenazine and will distribute tetrabenazine through its existing sales force and commercial network. The Company will pay Camber a contracted price for supply of tetrabenazine and will retain 100% of the revenue generated from the sale of tetrabenazine. The Company recognized revenue of $0.3 million during the three months ended March 31, 2017.  No revenue was generated from sales of tetrabenazine in the three months ended March 31, 2016.

Valganciclovir

In May 2016, the Company amended its agreement with Camber to include the marketing, selling and distributing of valganciclovir, a medicine that is used for the treatment of cytomegalovirus (CMV) retinitis, a viral inflammation of the retina of the eye, in patients with acquired immunodeficiency syndrome (AIDS) and for the prevention of CMV disease, a common viral infection complicating solid organ transplants, in kidney, heart and kidney pancreas transplant patients. The Company will pay Camber a contracted price for supply of valganciclovir and will retain 100% of the revenue generated from the sale of valganciclovir. The Company recognized revenue of $0.1 million during the three months ended March 31, 2017. No revenue was generated from sales of valganciclovir in the three months ended March 31, 2016.

Abacavir, Entecavir, Lamivudine, Lamivudine (HBV) and Lamivudine and Zidovudine.

In August 2016, the Company amended its agreement with Camber to include the marketing, selling and distributing of Abacavir tablets, USP, a medicine that is used in combination with other antiretroviral agents for the treatment of human immunodeficiency virus type-1 (HIV-1) infection; Entecavir, a medicine that is used for the treatment of chronic hepatitis B virus (HBV) infection in adults with evidence of active viral replication and either evidence of persistent elevations in serum aminotransferases (ALT or AST) or histologically active disease; Lamivudine tablets, a nucleoside analogue medicine used in combination with other antiretroviral agents for the treatment of human immunodeficiency virus (HIV-1) infection; Lamivudine tablets (HBV), a medicine that is used for the treatment of chronic hepatitis B virus (HBV) infection associated with evidence of hepatitis B viral replication and active liver inflammation; and Lamivudine and Zidovudine tablets, USP, a combination of two nucleoside analogue medicines, used in combination with other antiretrovirals for the treatment of human immunodeficiency virus type 1 (HIV-1) infection.  The Company will pay Camber a contracted price for supply of these products and will retain 100% of the revenue generated from the sale of these products. No meaningful revenue was generated from sales of these products for the three months ended March 31, 2017 and 2016.

13.  Share‑based Compensation

2016 Equity Incentive Plan

A total of 6,720,000 shares of the Company’s common stock was initially authorized and reserved for issuance under the Company’s 2016 Equity Incentive Plan (the “2016 Equity Plan”). This reserve automatically increased to 8,523,146 on

January 1, 2017 and will automatically increase each subsequent anniversary through January 1, 2025, by an amount equal to the smaller of (a) 4% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (b) an amount determined by the board of directors.  At March 31, 2017, there were options to purchase an aggregate of 6,247,608 shares of common stock outstanding at a weighted average price of $8.38 per share under the 2016 Equity Plan.

Total unrecognized compensation expense related to unvested options granted under the Company’s share‑based compensation plan was $16.9 million and $21.7 million at March 31, 2017 and December 31, 2016, respectively. That expense is expected to be recognized over a weighted average period of 1.6 years and 1.7 years at March 31, 2017 and December 31, 2016, respectively. The Company recorded share‑based option compensation expense under the 2011 Equity Incentive Plan and 2016 Equity Plan of $3.9 million and $3.3 million for the three months ended March 31, 2017 and 2016, respectively.

The following table summarizes information about stock options outstanding at March 31, 2017 and December 31, 2016:

	Options Outstanding				Options Exercisable
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)	Number of Options	Weighted Average Exercise Price
Balance, December 31, 2016	6,437,515	$8.32	9.28	$2,227,268	2,181,810	$12.00
Granted	10,000	3.82
Exercised	—	—
Forfeited	(199,907)	6.20
Balance, March 31, 2017	6,247,608	$8.38	9.02	$—	2,156,742	$12.00

The aggregate intrinsic value in the table above represents the total pre‑tax intrinsic value calculated as the difference between the fair value of the Company’s common stock at March 31, 2017 ($3.62 per share) and the exercise price, multiplied by the related in‑the‑money options that would have been received by the option holders had they exercised their options at the end of the fiscal year. This amount changes based on the fair value of the Company’s common stock. There were no options exercised during the three months ended March 31, 2017. There were 1,031 options exercised during three months ended March 31, 2016 that were not in‑the‑money.

During the three months ended March 31, 2017, 10,000 stock options were granted to employees, with a weighted‑average grant-date fair value of $3.82. There were no stock options granted during the three months ended March 31, 2016. The fair value of each option award was estimated at the date of grant using the Black‑Scholes option‑pricing model and the assumptions noted in the following table:

Three Months Ended
March 31, 2017
Weighted average fair value of grants	$2.48
Expected volatility	74.70%
Risk-free interest rate	2.00%
Expected life	5.75
Expected dividend yield	0%

2014 Long‑term Incentive Plan (“LTIP”)

A total of 9,750 units were granted under the LTIP at March 31, 2017 and December 31, 2016. The liability and associated compensation expense for this award was recognized upon consummation of the Company’s IPO on August 1, 2016. No compensation expense had been recorded prior to this date. The Company utilized a Monte-Carlo simulation to determine the fair value of the awards granted under the LTIP of $22.6 million, which was recorded as shared-based compensation during the third quarter of 2016 as these awards are not forfeitable.

2016 Employee Stock Purchase Plan (“2016 ESPP”)

At March 31, 2017,  1,801,180 common shares have been reserved for issuance under the 2016 ESPP. No shares have been issued under the 2016 ESPP during the three months ended March 31, 2017 and 2016. No compensation expense was recognized for the ESPP during the three months ended March 31, 2017 and 2016.

Warrants

The following table summarizes information about warrants outstanding at March 31, 2017 and December 31, 2016:

	Warrants	Weighted Average Exercise Price
Balance, December 31, 2016	1,328,452	$29.70
Granted	2,707,138	4.50
Exercised	—	—
Forfeited	—	—
Balance, March 31, 2017	4,035,590	$11.92

In conjunction with the 2017 Private Placement,  warrants to purchase 2,707,138 shares of our common stock were issued at an initial exercise price of $4.50 per share and a term of 13 months from the date of issuance.

14. Accrued Expenses

Short‑term accrued expenses at March 31, 2017 and December 31, 2016 include the following (in thousands):

	March 31,	December 31,
	2017	2016
Commission payable	$2,395	$2,395
Accrued bonus	17	245
Severance	1,387	1,744
Other compensation and benefits	93	709
Financing/Offering costs	778	56
Royalty arrangements	2,357	2,502
Other	4,201	4,499
Total Accrued Expenses	$11,228	$12,150

Commission Payable

In November 2015, the Company entered into an agreement with a lender whereby the Company borrowed $15.0 million under the Second‑Lien Convert and incurred a $600,000 commission fee to a third party, of which $300,000 is payable in cash and was still in accounts payable at March 31, 2017 and $300,000 was payable in Class A units with a fair value of $125,000, which was settled through the issuance of 25,000 Class A units in February 2016.

During 2015, the Company raised $873,000 in gross proceeds, $833,000 net of $40,000 in transaction costs, through the issuance of 75,875 Class E redeemable convertible units. At March 31, 2017 and December 31, 2016,  $40,000 remains in accrued liabilities relating to commissions to third parties for Class E redeemable convertible raises during 2015.

During 2014, the Company raised $39.5 million in gross proceeds, $36.4 million net of $3.1 million in transaction costs, through the issuance of 3,438,984 Class E redeemable convertible units. Of the $3.1 million in transaction costs, $2.4 million remains in accrued liabilities at March 31, 2017 and December 31, 2016 relating to commissions to third parties for Class E redeemable convertible raises during 2014.

Accrued Bonus

Accrued bonus balances represent anticipated bonus compensation to be paid to employees resulting from past services performed.

Severance

Severance balances represent contractual compensation to be paid to former employees, a significant portion of which relates to the separation agreement with Dr. Samuel D. Waksal. Effective as of February 8, 2016, Dr. Samuel D. Waksal resigned from all positions with the Company and is no longer employed by the Company in any capacity. At March 31, 2017,  accrued severance payments payable to Dr. Samuel D. Waksal totaled $1.9 million, of which $1.0 million is recorded as accrued expense and $0.9 million is recorded as other long‑term liabilities. At December 31, 2016, accrued severance payable to Dr. Samuel D. Waksal totaled $2.2 million, of which $1.0 million was recorded as accrued expense and $1.2 million was recorded as other long‑term liabilities. The separation agreement with Dr. Samuel D. Waksal contains certain supplement conditional payments, none of which have been met at March 31, 2017. The Company has not recorded any expense related to these conditional payments at March 31, 2017 and will continue to evaluate the probability of these conditional payments.

Financing/Offering Costs

In connection with the 2017 Private Placement, the Company incurred placement agent fees of $1.4 million,  $0.8 million and $0.1 million of which remain in accrued liabilities at March 31, 2017 and December 31, 2016, respectively.

Royalty Arrangements

The Company has contracts with third parties, which require the Company to make royalty payments based on the sales revenue of the products specified in the contract. The Company records royalty expense as the associated sales are recognized, and classifies such amounts as selling, general and administrative expenses in the accompanying consolidated statements of operations. Royalty payable was $2.4 million and $2.5 million at March 31, 2017 and December 31, 2016, respectively. These royalties are generally paid quarterly. Royalty expense was $0.1 million and $0.4 million for the three months ended March 31, 2017 and 2016, respectively.  Approximately $2.2 million of the royalty payable at March 31, 2017 and December 31, 2016, respectively, is the prepaid royalty that will have to be refunded to the Company’s commercial partner (Note 6).

15. Commitments

The Company’s commitments are disclosed in the audited financial statements included in Item 8 of the Annual Report on Form 10-K as of and for the year ended December 31, 2016. Since the date of such financial statements, there have been no changes to the Company’s commitments.

Licensing Commitments

The Company has entered into several license agreements for products currently under development (Note 12). The Company may be obligated in future periods to make additional payments, which would become due and payable only upon the achievement of certain research and development, regulatory, and approval milestones. The specific timing of such milestones cannot be predicted and depends upon future discretionary clinical developments as well as regulatory agency actions which cannot be predicted with certainty (including action which may never occur). These additional contingent milestone payments aggregate to $400.4 million at March 31, 2017. Any payments made prior to FDA approval will be expensed as research and development. Payments made after FDA approval will be capitalized.

Further, under the terms of certain licensing agreements, the Company may be obligated to pay commercial milestones contingent upon the realization of sales revenues and/or sublicense revenues. Due to the long‑range nature of such commercial milestones, they are neither probable at this time nor predictable, and consequently are not included in the additional contingent milestone payment amount.

16. Contingencies

The Company has been subject to various legal proceedings that arise from time to time in the ordinary course of its business. Although the Company believes that the various proceedings brought against it have been without merit, and that it has adequate product liability and other insurance to cover any claims, litigation is subject to many factors which are difficult to predict and there can be no assurance that the Company will not incur material costs in the resolution of legal matters. Should the Company determine that any future obligations will exist, the Company will record expense equal to the amount which is deemed probable and estimable.

Legal Proceedings

The Rosenfeld Litigation

On February 3, 2014, Steven Rosenfeld commenced a lawsuit in the New York State Supreme Court, for the county of New York, against Joel Schreiber, Samuel D. Waksal and certain Kadmon entities alleging that he and co-defendant Schreiber were engaged to raise funds for a new venture involving Kadmon. Rosenfeld alleges that he was responsible for raising funds but that he was not compensated. A Third Amended Complaint was filed in or about August 2016 adding new corporate entities and adding an alleged breach of an exclusivity agreement, again seeking an amount to be determined at trial, but believed by

Rosenfeld to be no less than $150 million. In October 2016, the Company filed a motion to dismiss the action and a motion to stay certain discovery pending resolution of the motion to dismiss. Briefing on both motions was completed in January 2017. On March 20, 2017, the Company’s motion to dismiss this action was granted and the complaint against Samuel D. Waksal and certain Kadmon entities was dismissed in its entirety. The parties have, in principal, reached a settlement for an immaterial amount.

The Belesis Litigation

On June 29, 2015, Anastasios Thomas Belesis and ATB Holding Company, LLC (together “Belesis”) filed a lawsuit in the U.S. District Court for the Southern District of New York against the Company, our subsidiaries, Samuel D. Waksal and Steven N. Gordon alleging that they are owed equity or a monetary amount for services allegedly performed. The lawsuit asserted 12 claims, ranging from federal securities fraud to breach of contract and a variety of other common law causes of action and sought an order compelling specific performance of the conveyance of 1,000,000 shares of “Kadmon stock” or compensatory damages in the amount of at least $15,000,000 and punitive damages in an amount to be determined by the Court, with pre- and post-judgment interest thereon, attorney’s fees, all taxable costs and disbursements. The Company filed a motion to dismiss in September 2015 and the claims were dismissed without prejudice in September 2016. On November 8, 2016, Belesis filed a motion for leave to file a second amended complaint. Defendants filed opposition papers to plaintiffs’ motion on November 30, 2016 and plaintiffs filed their reply brief on December 6, 2016. By Opinion & Order dated April 18, 2017, the Court denied Plaintiffs’ motion to amend and directed the Clerk of the Court to close this case.

The Glodek Litigation

On July 25, 2016, Kevin Glodek filed and served a Summons with Notice against Kadmon Holdings, LLC and Kadmon Holdings, Inc. in the New York State Supreme Court, for the county of New York, for an amount of no less than $2.8 million with interest, plus costs and disbursements. Company counsel demanded a complaint and that complaint was served and filed on September 6, 2016. In the complaint, Glodek alleges fraud, misrepresentation, breach of contract, breach of the implied covenant of good faith and fair dealing, and unjust enrichment, for amounts to be determined at trial, but in no event less than $4 million with interest, plus costs and disbursements. Glodek’s claims arise out of a 2015 settlement agreement, in which he released all claims he had against Kadmon Holdings, LLC and Kadmon Holdings, Inc. On September 21, 2016, Glodek filed an Amended Summons and an Amended Complaint adding Steven N. Gordon and Mr. Poukalov as named defendants. All defendants moved (i) to dismiss the Amended Complaint and (ii) for sanctions or, in the alternative, to disqualify Glodek’s counsel. Argument on the motions was conducted on January 24, 2017 before the Honorable Anil Singh. On April 18, 2017, the complaint was dismissed in its entirety.

17. Related Party Transactions

At December 31, 2016 Kadmon I held approximately 12.1% of the total outstanding common stock of Kadmon Holdings. The sole manager of Kadmon I was an executive officer of the Company. Kadmon I had no special rights or preferences in connection with its investment into Kadmon Holdings, and had the same rights as all other holders of Kadmon Holdings Class A units. On January 23, 2017, Kadmon I, LLC was dissolved and liquidated. Upon dissolution and liquidation, all assets of Kadmon I, LLC which consists solely of the shares of common stock in Kadmon Holdings, Inc., were distributed to the members of Kadmon I, LLC.

18. Income Taxes

The Company files a consolidated tax return for Kadmon Holdings, Inc. and its domestic subsidiaries and the required information returns for its international subsidiaries, all of which are wholly owned. Where permitted, the Company files combined state returns, but in some instances separate company returns for certain subsidiaries on a stand‑alone basis are required.

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred tax assets relate primarily to its net operating loss carryforwards and other balance sheet basis differences. In accordance with ASC 740, “Income Taxes,” the Company recorded a valuation allowance to fully offset the gross deferred tax asset, because it is more likely than not that the Company will not realize future benefits associated with these deferred tax assets at March 31, 2017 and December 31, 2016. There was no change in deferred tax liability for the three months ended March 31, 2017 and 2016. For each of the three months ended March 31, 2017 and 2016, the Company recorded income tax expense of $0.3 million related to the $2.0 million milestone payments received from Jinghua in those respective periods.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing in this Quarterly Report on Form 10-Q and those in included in Item 8 of the Annual Report on Form 10-K as of and for the year ended December 31, 2016.  Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business and related financing, includes forward‑looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in, or implied by, the forward‑looking statements contained in the following discussion and analysis.

Overview

We are a fully integrated biopharmaceutical company engaged in the discovery, development and commercialization of small molecules and biologics to address disease areas of significant unmet medical need. We are developing product candidates within autoimmune and fibrotic diseases, oncology and genetic diseases. We identify and develop our novel product candidates internally, by leveraging our research and clinical development team members, who prior to joining Kadmon brought more than 15 drugs to market and our small molecule and biologics platforms as well as by in-licensing products and product candidates. By retaining global commercial rights to our lead product candidates, we believe that we have the ability to progress these candidates ourselves while maintaining flexibility for commercial and licensing arrangements. We expect to continue to progress our clinical candidates and have further clinical trial events to report throughout 2017.

Our operations to date have been focused on developing first‑in‑class innovative therapies for indications with significant unmet medical needs while leveraging our commercial infrastructure. We have never been profitable and had an accumulated deficit of $173.7 million at March 31, 2017. Our net losses were $17.6 million and $33.2 million for the three months ended March 31, 2017 and 2016, respectively. Although our commercial business generates revenue, we expect to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our development of, and seek regulatory approvals for, our additional product candidates, hire additional personnel and initiate commercialization of approved products. We anticipate that our expenses will increase substantially if, or as, we:

•	invest significantly to further develop our most advanced product candidates, including KD025 and tesevatinib;
•	initiate additional clinical trials and preclinical studies for our other product candidates;
•	seek regulatory approval for our product candidates that successfully complete clinical trials;
•	continue to invest in our ROCK inhibitors and other research platforms;
•	seek to identify additional product candidates;
•	scale up our sales, marketing and distribution infrastructure and product sourcing capabilities;
•	acquire or in‑license other product candidates and technologies;
•	scale up our operational, financial and management information systems and personnel, including personnel to support our product development;
•	make milestone or other payments under any in‑license agreements;
•	maintain, expand and protect our intellectual property portfolio; or
•	operate as a public company.

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

Income taxes

Prior to the Corporate Conversion, we were a limited liability company but taxed as a C corporation for federal and state tax purposes. On July 26, 2016, we converted from a limited liability company to a Delaware corporation pursuant to a statutory conversion. At March 31, 2017 and December 31, 2016, we had a deferred tax liability of $1.4 million and a full valuation allowance for our deferred tax assets.

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

Critical accounting policies

The Company’s significant accounting policies are disclosed in the audited financial statements for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K filed on March 22, 2017 with the Securities Exchange Commission (“SEC”) pursuant to the Securities Act of 1933, as amended  (“Securites Act”). Since the date of such financial statements, there have been no changes to the Company’s significant accounting policies.

Recent Accounting Pronouncements

See Note 3 of the notes to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a summary of recently issued and adopted accounting pronouncements.

Results of Operations

The three months ended March 31, 2017 and 2016

	Three Months Ended
	March 31,
	2017	2016
	(unaudited)
	(in thousands)
Revenues
Net sales	$2,336	$6,192
License and other revenue	3,230	3,471
Total revenue	5,566	9,663
Cost of sales	567	1,085
Write-down of inventory	370	135
Gross profit	4,629	8,443
Operating expenses:
Research and development	8,447	9,083
Selling, general and administrative	10,118	23,686
Gain on settlement of payable	—	(3,875)
Total operating expenses	18,565	28,894
Loss from operations	(13,936)	(20,451)
Other expense	3,315	12,407
Income tax expense	316	315
Net loss	$(17,567)	$(33,173)
Deemed dividend on convertible preferred stock	469	—
Net loss attributable to common stockholders	$(18,036)	$(33,173)

Revenues

Total revenue decreased by 42.4%, or approximately $4.1 million, from $9.7 million in the three months ended March 31, 2016 to $5.6 million for the three months ended March 31, 2017.  The decrease in total revenue for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 was primarily attributable to the decline in sales of our ribavirin portfolio of products. Total revenue for each of the three months ended March 31, 2017 and 2016 included a $2.0 million milestone payment earned pursuant to a license agreement entered into with Jinghua to develop products using human monoclonal antibodies. We recognized previously deferred revenue from our license and collaboration agreements amounting to $1.1 million for each of the three months ended March 31, 2017 and 2016. Service revenue from our affiliate MeiraGTx was $0.1 million and $0.3 million for the three months ended March 31, 2017 and 2016, respectively.

Foreign product sales represented approximately 40.7% and 37.0% of total product sales for the three months ended March 31, 2017 and 2016, respectively, the majority of which were sales in Germany and Netherlands.

Sales from our ribavirin portfolio continued to decline in 2017, from $6.2 million for the three months ended March 31, 2016, to $1.9 million for the three months ended March 31, 2017, as the treatment landscape for chronic HCV infection has rapidly evolved, with multiple ribavirin‑free treatment regimens, including novel direct‑acting antivirals, having entered the market and becoming the new standard of care. As a result, we expect sales of our ribavirin portfolio of products to continue to decline in 2017 and to contribute insignificantly to revenue in 2018 and beyond.

Cost of sales

Cost of sales was $0.6 million and $1.1 million for the three months ended March 31, 2017 and 2016, respectively, which relates primarily to the sales volume of our ribavirin portfolio of products.

Write‑down of inventory

We recognized $0.4 million and $0.1 million of inventory write-downs during the three months ended March 31, 2017 and 2016, respectively, of our Ribasphere inventory based on our expectation that such inventory will not be sold prior to reaching its product expiration date.

Research and development expenses

Research and development expenses decreased by 6.6%, or approximately $0.6 million, to $8.4 million, including $0.8 million of non-cash items, for the three months ended March 31, 2017 from $9.1 million, including $0.4 million of non-cash items, for the three months ended March 31, 2016. The decrease in research and development expense for the three months ended March 31, 2017  as compared to the three months ended March 31, 2016, was primarily related to unallocated internal and external costs of developing our product candidates across multiple projects.

In June 2016, research and development expenses, and selling, general and administrative expenses were revised to conform to the current presentation with regard to our method of allocating a portion of facility-related expenses to research and development expenses to more accurately reflect the effort spent on research and development. For the three months ended March 31, 2016,  we reclassified $1.1 million from selling, general and administrative expense to research and development expense.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased by 57.4%, or approximately $13.6 million, to $10.1 million, including $3.6 million of non-cash items, for the three months ended March 31, 2017 from $23.7 million, including $11.4 million of non-cash items, for the three months ended March 31, 2016. The decreases in selling, general and administrative expenses is primarily related to a decrease in amortization of intangible assets of $5.6 million as the intangible asset was fully amortized as of December 31, 2016, severance expense of $3.4 million related to the separation agreement with Dr. Samuel D. Waksal in February 2016, and consulting fees of $2.3 million resulting from the expiration of an advisory agreement entered into in April 2015.

Gain on settlement of payable

Gain on settlement of payable is primarily related to a gain of $3.9 million resulting from the mutual termination agreement entered into with Valeant during the first quarter of 2016.

Other expense

The following table provides components of other expense:

	Three Months Ended
	March 31,
	2017	2016
	(unaudited)
	(in thousands)
Interest expense	$902	$941
Interest paid-in-kind	—	5,572
Amortization of deferred financing costs and debt discount	698	1,396
Change in fair value of financial instruments	(906)	(198)
Loss on equity method investment	2,634	4,717
Interest and other income	(13)	(21)
Other expense	$3,315	$12,407

For the three months ended March 31, 2017 and 2016, other expense consisted primarily of interest expense and other costs related to our debt of $1.6 million and $7.9 million, respectively, loss on equity method investment in MeiraGTx of $2.6 million and $4.7 million, respectively, partially offset by a change in the fair value of financial instruments of $0.9 million and $0.2 million, respectively.

Income taxes

Historically we were a limited liability company taxed as a C corporation for federal and state tax purposes. On July 26, 2016, we effected the corporate conversion whereby we converted from a Delaware limited liability company to a Delaware corporation pursuant to a statutory conversion. For each of the three months ended March 31, 2017 and 2016, we recorded income tax expense of $0.3 million related to the $2.0 million milestone payments received from Jinghua in the respective periods.

Deemed Dividend

We issued 30,000 shares of 5% convertible preferred stock which accrues dividends at a rate of 5% and converts into shares of our common stock at a 20% discount to the price per share of our common stock of $12.00 in the IPO. We accrued dividends on the 5% convertible preferred stock of $0.4 million for the three months ended March 31, 2017. No dividends were accrued for the three months ended March 31, 2016.

Liquidity and Capital Resources

Overview

Since inception, we have incurred operating losses and anticipate that we will continue to incur operating losses for the next several years. We expect that our research and development and selling, general and administrative expenses will continue to increase as we develop our product candidates. As a result, we will need additional capital to fund our operations, which we may raise through a combination of equity offerings, debt financings, other third‑party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. As set forth in the third amendment to the 2015 Credit Agreement, we are required to maintain certain covenants and to raise $17.0 million of additional equity capital by December 31, 2017. At March 31, 2017, we had $43.0 million in cash and cash equivalents and $2.1 million in restricted cash pursuant to our lease for our headquarters.

In March 2017, we raised $22.7 million in gross proceeds, $21.3 million net of placement agent fees, from the issuance of 6,767,855 shares of our common stock, at a price of $3.36 per share, and warrants to purchase 2,707,138 shares of our common stock at an initial exercise price of $4.50 per share and a term of 13 months from the date of issuance, which is expected to continue to enable us to advance our planned Phase 2 clinical studies for KD025 and tesevatinib and advance certain of our other pipeline product candidates.

Going Concern

The accompanying financial statements have been prepared in conformity with GAAP, which contemplate our continuation as a going concern. We have not established a source of revenues sufficient to cover our operating costs, and as such, have been dependent on funding operations through the issuance of debt and sale of equity securities. We expect to incur further losses over the next several years as we develop our business. Further, at March 31, 2017, we had working capital of $24.8 million. Our accumulated deficit amounted to $173.7 million and $155.7 million at March 31, 2017 and December 31, 2016, respectively. Net cash used in operating activities was $15.7 million and $12.6 million for the three months ended March 31, 2017 and 2016.

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

In March 2017, we raised $22.7 million in gross proceeds, $21.3 million net of placement agent fees, from the issuance of 6,767,855 shares of our common stock, at a price of $3.36 per share, and warrants to purchase 2,707,138 shares of our common stock at an initial exercise price of $4.50 per share and a term of 13 months from the date of issuance. In connection with the offering, we have agreed to file a registration statement to register the shares of common stock and the shares of common stock underlying the warrants for resale. Under the agreement, the registration statement must be filed within 30 days of the closing of the financing and declared effective within the timeline provided in the agreement. If the applicable deadlines are not met, monthly liquidated damages of 2.0% of the subscription amount (with an 8.0% cap) will be due to the purchaser. The registration statement was filed on April 10, 2017 and declared effective on April 21, 2017.

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

 Sources of Liquidity

Since our inception through March 31, 2017, we have raised net proceeds from the issuance of equity and debt.  At March 31, 2017, we had $34.6 million of outstanding loans under the 2015 Credit Agreement.

On March 31, 2017,  the Company entered into the Third Amendment. Pursuant to this amendment, principal payments owed under the 2015 Credit Agreement, in the amount of $380,000 per month, have been deferred until January 31, 2018. Additionally, the parties amended a future capital raising covenant by extending the time period by which the Company is required to raise the remaining $17.0 million of capital by six months, from June 30, 2017 to December 31, 2017. The warrants issued under the 2015 Credit Agreement were amended so that the exercise price was reduced from $10.20 per warrant to $4.50 per warrant and the cashless exercise feature of the warrant was removed in its entirety requiring the holder to pay cash to exercise the warrant. All other material terms of the 2015 Credit Agreement, including the maturity date, remain the same. This summary of the material terms of the Third Amendment is qualified in its entirety by reference to the full text of such amendment which is filed as an exhibit to this Quarterly Report on Form 10-Q, which is incorporated by reference herein. As of the date hereof, we are not in default under the terms of the 2015 Credit Agreement. The Company maintained cash and cash equivalents of $43.0 million at March 31, 2017.

The following table sets forth the primary sources and uses of cash and cash equivalents for each period set forth below:

	Three Months Ended
	March 31,
	2017	2016
	(unaudited)
	(in thousands)

Net cash provided by (used in):
Operating activities	$(15,691)	$(12,568)
Investing activities	(83)	(366)
Financing activities	22,730	37
Net increase (decrease) in cash and cash equivalents	$6,956	$(12,897)

Operating Activities

The net cash used in operating activities was $15.7 million for the three months ended March 31, 2017, and consisted primarily of a net loss of $17.6 million adjusted for $7.7 million in non‑cash items, including the depreciation and amortization of fixed assets of $0.5 million, amortization of deferred financing costs and debt discount of $0.7 million, loss on equity method investment of $2.6 million and share‑based compensation expense of $3.9 million, as well as, a net decrease in operating assets and liabilities of $5.3 million. The net loss was primarily driven by selling, general and administrative expenses of $10.1 million, research and development expense related to the advancement of our clinical product candidates of $8.4 million and interest paid on our debt of $0.9 million, partially offset by the net sales (less cost of sales) of our ribavirin portfolio of products of $1.8 million and milestone revenue from our license agreement with Jinghua amounting to $2.0 million.

The net cash used in operating activities was $12.6 million for the three months ended March 31, 2016, and consisted primarily of a net loss of $33.2 million adjusted for $19.6 million in non‑cash items, including the amortization and impairment of intangible assets of $5.6 million, depreciation and amortization of fixed assets of $0.6 million, amortization of deferred financing costs and debt discount of $1.4 million, fair value of units issued to third parties to settle obligations of $2.3 million, gain on settlement of payables of $3.9 million, paid‑in‑kind interest expense of $5.6 million,  loss on equity method investment of $4.7 million and share‑based compensation expense of $3.3 million, as well as a net increase in operating assets and liabilities of $1.2 million. The net loss was primarily driven by selling, general and administrative expenses of $23.7 million, research and development expense related to the advancement of our clinical product candidates of $9.1 million and interest paid on our debt of $0.9 million partially offset by the net sales (less cost of sales) of our ribavirin portfolio of products of $5.1 million and milestone revenue from our license agreement with Jinghua amounting to $2.0 million.

Investing Activities

Net cash used in investing activities was $0.1 million for the three months ended March 31, 2017 consisting of costs related to the purchase of property and equipment, primarily related to in‑house software purchased to support our internal clinical data management group. Net cash used in investing activities was $0.4 million for the three months ended March 31, 2016 consisting of costs related to leasehold improvements at our clinical office in Cambridge, MA.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2017 was $22.7 million, consisting primarily of proceeds from the issuance of common stock in our 2017 Private Placement. Net cash provided by financing activities for the three months ended March 31, 2016 was $0.1 million, consisting of net proceeds from employee stock option exercises.

Future Funding Requirements

We expect our expenses to increase compared to prior periods in connection with our ongoing activities, particularly as we continue research and development, continue and initiate clinical trials and seek regulatory approvals for our product candidates. In anticipation of regulatory approval for any of our product candidates, we expect to incur significant pre‑commercialization expenses related to the development of strategies for product sales, marketing, distribution and manufacturing. Furthermore, we expect to incur additional costs associated with operating as a public company.

The expected use of our cash and cash equivalents at March 31, 2017 represents our intentions based upon our current plans and business conditions, which could change in the future as our plans and business conditions evolve. The amounts and timing of our actual expenditures may vary significantly depending on numerous factors, including the progress of our development, the status of, and results from, clinical trials, the potential need to conduct additional clinical trials to obtain approval of our product candidates for all intended indications, as well as any additional collaborations that we may enter into with third parties for our product candidates and any unforeseen cash needs. As a result, our management will retain broad discretion over the allocation of our existing cash and cash equivalents. In addition, we plan to raise additional funds from the issuance of additional equity, and our management will retain broad discretion over the allocation of those funds as well.

Contractual Obligations and Commitments

There have been no material changes in our contractual obligations and commitments during the quarter ended March 31, 2017 from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2016.

Off‑balance Sheet Arrangements

During the periods presented we did not have, and we do not currently have, any off‑balance sheet arrangements, as defined under the SEC rules.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Our market risks as of March 31, 2017 have not changed materially from those discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2016.

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

As of March 31, 2017, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of March 31, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Please refer to Note 16 of the notes to our unaudited consolidated financial statements included elsewhere in this

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

Since inception, we have incurred substantial operating losses. Our consolidated net loss was $17.6 million and $33.2 million for the three months ended March 31, 2017 and 2016, respectively. Our accumulated deficit was $173.7 million and $155.7 million at March 31, 2017 and December 31, 2016, respectively.

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

Since our inception, we have incurred substantial indebtedness in order to fund acquisitions, research and development activities and the operations of our commercial pharmaceutical business. At March 31, 2017, we had approximately $34.6 million outstanding under our senior secured non‑convertible term loan (the 2015 Credit Agreement), which has a maturity date of June 17, 2018. We also had approximately $0.1 million of other funded debt. In addition, we have incurred recurring losses from operations and have an accumulated deficit of $173.7 million at March 31, 2017.

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

Our 2015 Credit Agreement matures on June 17, 2018. Pursuant to a third amendment to the 2015 Credit Agreement that we entered into in March 2017,  we are required to satisfy certain clinical development milestones. Additionally, the parties amended a future capital raising covenant by extending the time period by which we are required to raise the remaining $17.0 million of capital by six months, from June 30, 2017 to December 31, 2017. A failure to comply with these covenants is an event of default, which, if not cured or waived, could result in the acceleration of the debt under our 2015 Credit Agreement. No assurances can be given that we will be able to comply with these covenants or that we will be able to refinance this debt on or before the maturity date. Subsequent debt financing, if available at all, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we are unable to comply with our covenants under these facilities, refinance our debt under these facilities or negotiate an extension of such facilities prior to their maturity dates, the lenders thereunder may accelerate our indebtedness and exercise the remedies available to them as secured creditors, including foreclosure on our tangible and intangible property that we have pledged as security. In that event, our ability to continue our operations may be materially and adversely impacted. If we raise additional funds through marketing and distribution arrangements or collaborations, strategic alliances or licensing arrangements with third parties, we may be required to pledge certain assets, grant licenses on terms that may not be favorable to us or relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

We do not expect that our existing cash, cash equivalents and restricted cash will be sufficient to enable us to fund the completion of development and commercialization of any of our product candidates. We do not have any additional committed external source of funds. Additionally, our revenues may fall short of our projections or be delayed, or our expenses may increase, which could result in our capital being consumed significantly faster than anticipated. Our expenses may increase for many reasons, including:

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

Based on our recurring losses from operations, the deficiency in stockholders’ capital and a contractual obligation to raise $40.0 million of additional equity capital by the end of the second quarter of 2017 pursuant to the second amendment to the 2015 Credit Agreement we entered into in November 2016, our independent registered public accounting firm has included an explanatory paragraph in its report on our consolidated financial statements as of and for the year ended December 31, 2016 expressing substantial doubt about our ability to continue as a going concern. We entered into the third amendment to the 2015 Credit Agreement on March 31, 2017, pursuant to which the contractual obligation to raise $40.0 million was extended from June 30, 2017 to December 31, 2017. We raised approximately $23.0 million in a private placement in March 2017, requiring us to raise an additional $17.0 million by December 31, 2017. In addition, we are able to include non-dilutive funding from, or arising out of, one or more strategic transactions in satisfaction of the future capital raising covenant. We expect to incur further losses over the next several years as we develop our business, and we will require significant additional funding to continue operations. If we are unable to continue as a going concern, we may be unable to meet our debt obligations, which could result in an acceleration of our obligation to repay such amounts, and we may be forced to liquidate our assets. In such a scenario, the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements.

We are or have been party to certain litigation, which could adversely affect our business, results of operations and financial condition.

We are party to, or have been party to, various litigation claims and legal proceedings. We believe that the plaintiff’s claims in each of the litigations in which we are currently involved, or recently were involved in, have, or had, no merit and intend to vigorously defend each action. However, litigation is inherently uncertain, and any adverse outcome(s) could negatively affect our business, results of operations and financial condition. In addition, litigation can involve significant management time and attention and be expensive, regardless of outcome. During the course of litigation, there may be announcements of the results of hearings and motions and other interim developments related to the litigation. If securities analysts or investors regard these announcements as negative, the trading price of our shares of common stock may decline. In addition, we evaluate these litigation claims and legal proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these assessments and estimates, we establish reserves or disclose the relevant litigation claims or legal proceedings, as appropriate. These assessments and estimates are based on the information available to management at the time and involve a significant amount of management judgment. Actual outcomes or losses may differ materially from our current assessments and estimates. See Note 16, “Contingencies” of the notes to our unaudited consolidated financial statements included in this included elsewhere in this Quarterly Report on Form 10-Q for more information.

Our ability to utilize our net operating loss carry‑forwards and certain other tax attributes may be limited.

We have incurred substantial losses during our history and may never achieve profitability. To the extent that we continue to generate losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. At December 31, 2016, we had unused federal and state net operating loss (“NOL”) carry‑forwards of approximately $432.8 million and $362.9 million, respectively, that may be applied against future taxable income. At December 31, 2016, we have fully reserved the deferred tax asset related to our NOL carry‑forwards as reflected in our audited consolidated financial statements. These carry-forwards expire at various dates through December 31, 2036. Under Section 382 of the Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership by one or more 5‑percent stockholders (or certain groups of non‑5‑percent stockholders) over a three‑year period), the corporation’s ability to use its pre‑change NOL carry‑forwards and other pre‑change tax attributes to offset its post‑change income would be limited. We experienced ownership changes under Section 382 of the Code in 2010, 2011 and 2016, which may limit our ability to utilize NOL carry-forwards. We did not reduce the gross deferred tax assets related to the NOL carry-forwards, however, because the limitations do not hinder our ability to potentially utilize all of the NOL carry-forwards. We may experience ownership changes in the future as a result of future shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre‑change NOLs to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed by us.

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

Risks Related to Our Marketed Products and Product Candidates

Our current and, in part, our future revenue depends on our ribavirin marketed product portfolio and products we distribute for a third party.

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

If we fail to maintain our competitive position with RibaPak and Ribasphere versus generics or other high‑dose ribavirin product offerings, our business and market position will suffer, and our competitive position may be further significantly impacted by the availability of new innovator treatments for chronic HCV infection.

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

Our inability to obtain and retain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of products we develop. We currently carry an aggregate of $10.0 million of product liability insurance, which we believe is adequate for our commercial products and our clinical trials. Although we maintain such insurance, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. Our insurance policies also have various exclusions and we may be subject to a product liability claim for which we have no coverage. We will have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts.

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

At March 31, 2017, we had 111 full‑time employees. As our development and commercialization plans and strategies develop, we expect to expand our employee base for managerial, operational, sales, marketing, financial and other resources. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. Also, our management may need to divert a disproportionate amount of their attention away from our day‑to‑day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations which may result in weaknesses in our infrastructure, give rise to operational errors, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of existing and additional product candidates. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate and/or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively with others in our industry will depend, in part, on our ability to effectively manage any future growth.

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

Once we register the offer and sale of shares to be issued under our equity incentive plans, they can be freely sold in the public market upon issuance or resale (as applicable).

In addition, in the future, we may issue additional shares of common stock or other equity or debt securities convertible into common stock in connection with a financing, acquisition, litigation settlement, employee arrangements or otherwise. Any such issuance could result in substantial dilution to our existing stockholders and could cause our stock price to decline. For example, in March 2017, we raised $22.7 million in gross proceeds, $21.3 million net of $1.4 million in placement agent fees, from the issuance of 6,767,855 shares of our common stock, at a price of $3.36 per share, and warrants to purchase 2,707,138 shares of our common stock at an initial exercise price of $4.50 per share for a term of 13 months from the date of issuance. In connection with the offering, we filed a registration statement to register the shares of common stock and the shares of common stock underlying the warrants for resale on April 10, 2017, which was declared effective on April 21, 2017.

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

Concurrently with the closing of our IPO, we issued 30,000 shares of our convertible preferred stock pursuant to an exchange agreement with holders of our Senior Convertible Term Loan. Holders of the convertible preferred stock shall be entitled to receive a cumulative dividend at an annual rate of 5% of the sum of the original purchase price per share of convertible preferred stock plus any dividend arrearages. In addition, holders of the convertible preferred stock shall be entitled to receive dividends paid or payable on our common stock with respect to the number of shares of our common stock into which each share of convertible preferred stock is then convertible at the then applicable conversion price. Shares of our convertible preferred stock are convertible at any time at the option of the holder into shares of our common stock at a conversion price equal to their original purchase price plus any accrued but unpaid dividends. At March 31, 2017,  3,230,906 shares of our common stock are issuable upon conversion of our convertible preferred stock. This issuance of common stock upon the conversion will dilute the percentage ownership of holders of our common stock by approximately 6.2% at March 31, 2017. The dilutive effect of the conversion of these securities may adversely affect our ability to obtain additional equity financing.

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

Pursuant to the third amendment to the 2015 Credit Agreement we entered into on March 31, 2017, we are under a contractual obligation to raise $17.0 million of additional equity capital by December 31, 2017, and a failure to comply with this covenant is an event of default under our 2015 Credit Agreement. Any additional capital raised through the issuance of our equity securities may dilute your percentage ownership interest in us. Furthermore, any additional financing we may need may not be available on terms favorable to us or at all. The unavailability of needed financing could adversely affect our ability to execute our business strategy. See “—Risks Related to Our Financial Position—Our 2015 Credit Agreement matures on June 17, 2018. We may not be able to comply with the covenants under the 2015 Credit Agreement or refinance our debt under this facility before the maturity date, in which event our ability to continue our operations would be materially and adversely impacted” for more information.

Our principal stockholders and management own a significant percentage of our stock and will be able to exercise significant influence over matters subject to stockholder approval.

Our executive officers, directors and holders of 5% or more of our capital stock, together with their respective affiliates, beneficially owned 63.1% of our capital stock as of May 8, 2017,  of which 3.8% is beneficially owned by our executive officers. Accordingly, our executive officers, directors and principal stockholders are able to determine the composition of the board of directors, retain the voting power to approve all matters requiring stockholder approval, including mergers and other business combinations, and continue to have significant influence over our operations. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us that you may believe are in your best interests as one of our stockholders. This in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove the board of directors or management.

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

We are an “emerging growth company,” as defined in the JOBS Act, and we take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We will take advantage of these reporting exemptions until we are no longer an “emerging growth company.” We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more, (ii) the last day of our fiscal year following the fifth anniversary of the date of the completion of our IPO, (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

Our management has broad discretion in using our cash and cash equivalents and our other capital resources.

We expect to continue to use our cash and cash equivalents and our other capital resources to fund the clinical development of our pipeline and for general corporate purposes. Our management has broad discretion in the application of our cash and cash equivalents and our other capital resources and could spend the funds in ways that do not improve our results of operations or enhance the value of our equity. The failure by our management to apply these funds effectively could result in financial losses that could have a material adverse effect on our business, diminish available cash flows available to service our debt, cause the value of our equity to decline and delay the development of our product candidates. Pending their use, we may invest the cash and cash equivalents and our other capital resources in a manner that does not produce income or that loses value.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

On March 13, 2017, we raised approximately $22.7 million in gross proceeds from the issuance of 6,767,855 shares of our common stock, at a price of $3.36 per share, and warrants to purchase 2,707,138 shares of our common stock at an initial exercise price of $4.50 per share and a term of 13 months from the date of issuance, which is expected to continue to enable us to advance our planned Phase 2 clinical studies for KD025 and tesevatinib and advance certain of our other pipeline product candidates.  We entered into an engagement letter dated February 3, 2017 with Jefferies LLC and Piper Jaffray & Co., who acted as Placement Agents for the offering,  which was made in reliance upon the exemption from securities registration afforded by Section 4(a)(2) of the 1933 Act for transactions not involving a public offering. In connection with the offering, we agreed to file a registration statement to register the shares of common stock and the shares of common stock underlying the warrants for resale. Under the agreement, the registration statement must be filed within 30 days of the closing of the financing and declared effective within the timeline provided in the agreement. If the applicable deadlines are not met, monthly liquidated damages of 2.0% of the subscription amount (with an 8.0% cap) will be due to the purchaser. The registration statement was filed on April 10, 2017 and was declared effective on April 21, 2017.

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

Date: May 15, 2017	By:	/s/ Harlan W. Waksal Harlan W. Waksal President and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2017	By:	/s/ Konstantin Poukalov Konstantin Poukalov Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date: May 15, 2017	By:	/s/ Charles Darder
Charles Darder Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
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
4.1

Form of Warrant to Purchase Common Stock (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K Amendment No. 2 (File No. 001-37841), filed with the SEC on March 9, 2017).

10.1

Third Amendment to Supply and Distribution Agreement, dated February 13, 2017, by and among Kadmon Pharmaceuticals, LLC and Camber Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K (File No. 001-37841), filed with the SEC on March 22, 2017).

10.2

Securities Purchase Agreement, dated March 8, 2017, by and among Kadmon Holdings, Inc. and the investors referenced therein (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K Amendment No. 2 (File No. 001-37841), filed with the SEC on March 9, 2017).

10.3

Registration Rights Agreement, dated March 8, 2017, by and among Kadmon Holdings, Inc. and the investors referenced therein (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K Amendment No. 2 (File No. 001-37841), filed with the SEC on March 9, 2017).

10.4

Fourth Waiver Agreement to Credit Agreement, dated March 22, 2017, by and among Kadmon Pharmaceuticals, LLC, the guarantors from time to time party thereto, the lenders from time to time party thereto and Perceptive Credit Holdings, L.P. (incorporated herein by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K (File No. 001-37841), filed with the SEC on March 22, 2017).

10.5

Amendment No. 3 to Credit Agreement, dated March 31, 2017, by and among Kadmon Pharmaceuticals, LLC, the guarantors from time to time party thereto, the lenders from time to time party thereto and Perceptive Credit Holdings, L.P. (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37841), filed with the SEC on April 3, 2017).

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
101*

The following materials from the Kadmon Holdings, Inc. Form 10-Q for the quarter ended March 31, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at March 31, 2017 and December 31, 2016, (ii) Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016, (iii) Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2017, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016, and (v) Notes to the Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.