Form 10-Q
period 2017-06-30
Kadmon Holdings, Inc.
filed 2017-08-03
CIK 1557142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________________

FORM 10-Q

_______________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

The number of shares of the registrant’s common stock outstanding as of August 3, 2017 was 51,846,521.

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

Forward‑looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward‑looking statements. We believe that these factors include, but are not limited to, the following:

•	the initiation, timing, progress and results of our preclinical studies and clinical trials, and our research and development programs;
•	our ability to advance product candidates into, and successfully complete, clinical trials;
•	our reliance on the success of our product candidates;
•	the timing or likelihood of regulatory filings and approvals;
•	our ability to expand our sales and marketing capabilities;
•	the commercialization of our product candidates, if approved;
•	the pricing and reimbursement of our product candidates, if approved;
•	the implementation of our business model, strategic plans for our business, product candidates and technology;
•	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;
•	our ability to operate our business without infringing the intellectual property rights and proprietary technology of third parties;
•	cost associated with defending intellectual property infringement, product liability and other claims;
•	regulatory development in the United States, Europe and other jurisdictions;
•	estimates of our expenses, future revenues, capital requirements and our needs for additional financing;
•	the potential benefits of strategic collaboration agreements and our ability to enter into strategic arrangements;
•	our ability to maintain and establish collaborations or obtain additional grant funding;
•	the rate and degree of market acceptance of our product candidates;
•	developments relating to our competitors and our industry, including competing therapies;
•	our ability to effectively manage our anticipated growth;
•	our ability to attract and retain qualified employees and key personnel;
•	our ability to achieve cost savings and benefits from our efforts to streamline our operations and to not harm our business with such efforts;
•	our expectations regarding the period during which we qualify as an emerging growth company under the Jumpstart Our Business Startups Act (JOBS Act);
•	statements regarding future revenue, hiring plans, expenses, capital expenditures, capital requirements and share performance;
•	litigation, including costs associated with prosecuting or defending pending or threatened claims and any adverse outcomes or settlements not covered by insurance;
•	our expected use of cash and cash equivalents and other sources of liquidity;
•	the future trading price of the shares of our common stock and impact of securities analysts’ reports on these prices; and
•	other risks and uncertainties, including those listed under the caption “Risk Factors.”

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

Kadmon Holdings, Inc.

Consolidated balance sheets

(in thousands, except share amounts)

	June 30,	December 31,
	2017	2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$26,226	$36,093
Accounts receivable, net	1,039	655
Accounts receivable from affiliates	573	555
Inventories, net	1,138	1,950
Deferred offering costs	—	56
Prepaid expenses and other current assets	2,136	978
Total current assets	31,112	40,287
Fixed assets, net	5,092	5,427
Goodwill	3,580	3,580
Restricted cash	2,116	2,116
Investment, at cost	3,542	3,542
Investment, equity method	1,870	7,599
Other noncurrent assets	17	5
Total assets	$47,329	$62,556

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$6,788	$6,296
Accrued expenses	9,991	12,150
Deferred revenue	4,400	4,400
Fair market value of financial instruments	3,322	—
Secured term debt - current	32,678	1,900
Total current liabilities	57,179	24,746
Deferred revenue	21,817	24,017
Deferred rent	4,405	4,377
Deferred tax liability	1,376	1,376
Fair market value of financial instruments - non current	—	3,305
Other long term liabilities	829	1,250
Secured term debt – net of current portion, discount and premium	—	28,677
Total liabilities	85,606	87,748
Commitments and contingencies (Note 15 and 16)
Stockholders’ deficit:
Convertible Preferred Stock, $0.001 par value; 10,000,000 shares authorized at June 30, 2017 and December 31, 2016, respectively; 30,000 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	39,240	38,302
Common Stock, $0.001 par value; 200,000,000 shares authorized at June 30, 2017 and December 31, 2016; 51,846,521 and 45,078,666 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	52	45
Additional paid-in capital	118,955	92,166
Accumulated deficit	(196,524)	(155,705)
Total stockholders’ deficit	(38,277)	(25,192)
Total liabilities and stockholders’ deficit	$47,329	$62,556

See accompanying notes to consolidated financial statements

Kadmon Holdings, Inc.

Consolidated statements of operations (unaudited)

(in thousands,  except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues
Net sales	$1,698	$4,967	$4,034	$11,159
License and other revenue	1,259	1,453	4,489	4,924
Total revenue	2,957	6,420	8,523	16,083
Cost of sales	266	880	833	1,965
Write-down of inventory	373	2	743	137
Gross profit	2,318	5,538	6,947	13,981
Operating expenses:
Research and development	10,056	8,587	18,503	17,670
Selling, general and administrative	9,902	19,148	20,020	42,833
Gain on settlement of payable	—	—	—	(3,875)
Total operating expenses	19,958	27,735	38,523	56,628
Loss from operations	(17,640)	(22,197)	(31,576)	(42,647)
Other expense (income):
Interest income	(21)	(2)	(33)	(7)
Interest expense	1,430	9,084	3,030	16,993
Change in fair value of financial instruments	180	(75)	(726)	(273)
Loss on equity method investment	3,095	5,812	5,729	10,529
Other loss (income)	(10)	18	(11)	2
Total other expense	4,674	14,837	7,989	27,244
Loss before income tax expense	(22,314)	(37,034)	(39,565)	(69,891)
Income tax expense	—	—	316	315
Net loss	$(22,314)	$(37,034)	$(39,881)	$(70,206)
Deemed dividend on convertible preferred stock	469	—	938	—
Net loss attributable to common stockholders	$(22,783)	$(37,034)	$(40,819)	$(70,206)

Basic and diluted net loss per share of common stock	$(0.44)	$(4.46)	$(0.83)	$(8.46)
Weighted average basic and diluted shares of common stock outstanding	51,846,521	8,304,334	49,191,727	8,303,484

See accompanying notes to consolidated financial statements

Kadmon Holdings, Inc.

Consolidated statements of stockholders’ deficit (unaudited)

(in thousands, except share amounts)

	Preferred stock		Common stock		Additional paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	Deficit	Total
Balance, December 31, 2016	30,000	$38,302	45,078,666	$45	$92,166	$(155,705)	$(25,192)
Share-based compensation expense	—	—	—	—	7,580	—	7,580
Common stock issued in private placement, net	—	—	6,767,855	7	19,209	—	19,216
Beneficial conversion feature on convertible preferred stock	—	188	—	—	—	(188)	—
Accretion of dividends on convertible preferred stock	—	750	—	—	—	(750)	—
Net loss	—	—	—	—	—	(39,881)	(39,881)
Balance, June 30, 2017	30,000	$39,240	51,846,521	$52	$118,955	$(196,524)	$(38,277)

Kadmon Holdings, Inc.

Consolidated statements of cash flows (unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(39,881)	$(70,206)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of fixed assets	927	1,149
Amortization of intangible asset	—	8,970
Write-down of inventory	743	137
Amortization of deferred financing costs	255	935
Amortization of debt discount	1,146	1,857
Amortization of debt premium	(188)	—
Share-based compensation	7,580	6,516
Gain on settlement of payable	—	(3,875)
Bad debt expense	—	12
Change in fair value of financial instruments	(726)	(273)
Fair value of units issued to consultants	—	3,000
Fair value of units issued in settlement of obligation	—	1,860
Paid-in-kind interest	—	12,348
Loss on equity method investment	5,729	10,529
Changes in operating assets and liabilities:
Accounts receivable, net	(402)	1,109
Inventories, net	69	637
Prepaid expenses and other assets	(1,171)	(670)
Accounts payable	(936)	5,852
Accrued expenses, other liabilities and deferred rent	(2,577)	1,296
Deferred revenue	(2,200)	(2,252)
Net cash used in operating activities	(31,632)	(21,069)

Cash flows from investing activities:
Purchases of fixed assets	(309)	(425)
Net cash used in investing activities	(309)	(425)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net	22,094	—
Payment of financing costs	(20)	—
Proceeds from issuance of Class E redeemable convertible units, net	—	5,500
Proceeds from exercise of stock options	—	40
Net cash provided by financing activities	22,074	5,540
Net decrease in cash and cash equivalents	(9,867)	(15,954)
Cash and cash equivalents, beginning of period	36,093	21,498
Cash and cash equivalents, end of period	$26,226	$5,544

Supplemental cash flow disclosures:
Cash paid for interest	$1,826	$1,836
Cash paid for taxes	348	359
Non-cash investing and financing activities:
Units issued in settlement of obligation	—	11,725
Capitalized lease obligations	208	229
Cost method investment in affiliate	—	1,242
Unpaid financing/offering costs	1,227	2,387
Beneficial conversion feature on convertible preferred stock	188	—
Accretion of dividends on convertible preferred stock	750	—
Unpaid fixed asset purchases	75	—
Fair value of warrants issued in private placement	1,651	—
Fair value of modification to lender warrants	908	—

See accompanying notes to consolidated financial statements

Kadmon Holdings, Inc

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

Corporate Conversion, Initial Public Offering and Debt Conversion

On July 26, 2016, in connection with the pricing of the Company’s initial public offering (“IPO”), Kadmon Holdings, LLC filed a certificate of conversion, whereby Kadmon Holdings, LLC effected a corporate conversion from a Delaware limited liability company to a Delaware corporation and changed its name to Kadmon Holdings, Inc. As a result of the corporate conversion, accumulated deficit was reduced to zero on the date of the corporate conversion, and the corresponding amount was credited to additional paid-in capital. In connection with this corporate conversion, the Company filed a certificate of incorporation and adopted bylaws, all of which were previously approved by the Company’s then board of managers. Pursuant to the Company’s certificate of incorporation, the Company is authorized to issue up to 200,000,000 shares of common stock $0.001 par value per share and 10,000,000 shares of preferred stock $0.001 par value per share. All references in the unaudited interim consolidated financial statements to the number of shares and per-share amounts of common stock have been retroactively restated to reflect this conversion.

On August 1, 2016, the Company completed its IPO whereby it sold 6,250,000 shares of common stock at $12.00 per share. The aggregate net proceeds received by the Company from the offering were $66.0 million, net of underwriting discounts and commissions of $5.3 million and offering expenses of $3.7 million. Upon the closing of the IPO 45,078,666 shares of common stock were outstanding, which includes 19,034,467 shares of common stock as a result of the conversion of the Company’s Third Amended and Restated Convertible Credit Agreement dated August 28, 2015, as amended (“Senior Convertible Term Loan”) and Second Lien Convert. The shares began trading on the New York Stock Exchange on July 27, 2016 under the symbol “KDMN.”

Liquidity

The Company had an accumulated deficit of $196.5 million and a working capital deficit of $26.1 million at June 30, 2017. For the  six months ended June 30, 2017, the Company earned a $2.0 million milestone payment pursuant to a license agreement entered into with Jinghua to develop products using human monoclonal antibodies and raised gross proceeds of $22.7 million in March 2017, $21.3 million net of placement agent fees which, together with its existing cash, is expected to enable the Company to advance its planned Phase 2 clinical studies for KD025 and tesevatinib and advance certain of its other pipeline product candidates.

On March 31, 2017, the Company entered into the third amendment to the 2015 Credit Agreement (the “Third Amendment”). Pursuant to the Third Amendment, principal payments owed under the 2015 Credit Agreement, in the amount of $380,000 per month, were deferred until January 31, 2018. Additionally, the parties amended a future capital raising covenant by extending the time period by which the Company is required to raise the remaining $17.0 million of capital by six months, from June 30, 2017 to December 31, 2017. In addition, the Company is able to include non-dilutive funding from, or arising out of, one or more strategic transactions in satisfaction of the future capital raising covenant. All other material terms of the 2015 Credit Agreement, including the maturity date, remain the same. The Company maintained cash and cash equivalents of $26.2 million at June 30, 2017.

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

At June 30, 2017 the Company had a  working capital deficit of $26.1 million. Accumulated deficit amounted to $196.5 million and $155.7 million at June 30, 2017 and December 31, 2016, respectively. Net cash used in operating activities was $31.6 million and $21.1 million for the six months ended June 30, 2017 and 2016, respectively. The Company must raise additional capital to fund its continued operations and remain in compliance with its debt covenants. The Company may not be successful in its efforts to raise additional funds or achieve profitable operations. Amounts raised will be used for further development of the Company’s product candidates, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. Even if the Company is able to raise additional funds through the sale of its equity securities, or loans from financial institutions, the Company’s cash needs could be greater than anticipated in which case it could be forced to raise additional capital.

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

3. Summary of Significant Accounting Policies

Basis of Presentation

The Company operates in one segment considering the nature of the Company’s products and services, class of customers, methods used to distribute the products and the regulatory environment in which the Company operates. In the fourth quarter of 2016, the Company adopted ASU 2016-09, “Compensation—Stock Compensation”. As a result of applying this policy election, the Company recorded $0.8 million in additional share-based compensation expense during 2016, $0.3 million and $0.6 million of which was recorded in the three and six months ended June 30, 2016, respectively, as compared to the reported amounts in prior periods.

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements include the accounts of Kadmon Holdings, Inc. and its domestic and international subsidiaries, all of which are wholly owned.

Interim Financial Statements

The accompanying financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the final results that may be expected for the year ended December 31, 2017. These unaudited financial statements should be read in conjunction with the audited financial statements in Item 15 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

Recent Accounting Pronouncements

In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-09, Compensation – Stock Compensation,  which clarifies the guidance about which changes to the terms and conditions of a share-based payments award require an entity to apply modification accounting in Topic 718. This ASU is effective for annual or any interim periods beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period. The Company does not expect the standard to have a significant impact on its consolidated financial statements as the fair value of the Company’s modified awards is immaterial.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (“ASU 2017-04”), which simplifies the subsequent measurement of goodwill by eliminating “Step 2” from the goodwill impairment test. Instead of performing Step 2 to determine the amount of an impairment charge, the fair value of a reporting unit will be compared with its carrying amount and an impairment charge will be recognized for the value by which the carrying amount exceeds the reporting unit’s fair value. ASU 2017-04 is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not expect the standard to have a significant impact on its consolidated financial statements as the Company’s goodwill balance is immaterial.

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

In March 2016, the FASB issued ASU No. 2016‑08, “Revenue from Contracts with Customers”. This ASU amends the existing accounting guidance for principal versus agent considerations when recognizing revenue from contracts with customers. This guidance is effective for annual and interim reporting periods of public entities beginning after December 15, 2017, with early adoption permitted. In May 2014, the FASB issued ASU No. 2014‑09, “Revenue from Contracts with Customers.” Under this guidance, an entity is required to recognize revenue upon transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. As such, an entity will need to use more judgment and make more estimates than under the current guidance. The Company anticipates adopting this standard on January 1, 2018 using the full retrospective transition method and the Company does not expect the adoption of this standard to have a significant impact on its consolidated financial statements.

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

5% Convertible Preferred Stock

The Company had 30,000 shares of 5% convertible preferred stock outstanding at June 30, 2017 which converts into shares of the Company’s common stock at a 20% discount to the price per share of common stock in the IPO of $12.00 per share. The Company accrued dividends on the 5% convertible preferred stock of $0.4 million and $0.8 million for the three and six months ended June 30, 2017, respectively. The Company calculated a deemed dividend of $0.1 million on the $0.4 million of accrued dividends for the three months ended June 30, 2017 and $0.2 million on the $0.8 million of accrued dividends for the six months ended June 30, 2017, which equals the 20% discount to the IPO price of the Company’s common stock of $12.00 per share, a beneficial conversion feature. No deemed dividends were accrued for the three and six months ended June 30, 2016. Approximately $1.4 million of accrued dividends that were payable on June 30, 2017 was added to the stated liquidation preference amount of the 5% convertible preferred stock, which totaled $31.4 million at June 30, 2017.

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

During the six months ended June 30, 2017, the Company raised $22.7 million in gross proceeds, $21.3 million net of $1.4 million in placement agent fees, from the issuance of 6,767,855 shares of its common stock, at a price of $3.36 per share, and warrants to purchase 2,707,138 shares of its common stock at an initial exercise price of $4.50 per share for a term of 13 months from the date of issuance. In connection with the offering, the Company had agreed to file a registration statement to register the shares of common stock and the shares of common stock underlying the warrants for resale. Under the agreement, the registration statement had to be filed within 30 days of the closing of the financing and declared effective within the timeline provided in the agreement. If the applicable deadlines were not met, monthly liquidated damages of 2.0% of the subscription amount (with an 8.0% cap) were due to the purchaser. The registration statement was filed on April 10, 2017 and declared effective on April 21, 2017.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Numerator – basic and diluted:
Net loss available to common stockholders	$(22,783)	$(37,034)	$(40,819)	$(70,206)
Denominator – basic and diluted:
Weighted average common shares outstanding used to compute basic and diluted net loss per share	51,846,521	8,304,334	49,191,727	8,303,484
Net loss per share, basic and diluted	$(0.44)	$(4.46)	$(0.83)	$(8.46)

The amounts in the table below were excluded from the calculation of diluted net loss per share, due to their anti-dilutive effect:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Convertible preferred stock	$3,269,968	$3,125,003	$3,269,968	$3,125,003
Options to purchase common stock	6,256,941	1,636,428	6,256,941	1,636,428
Warrants to purchase common stock	4,035,590	1,122,556	4,035,590	1,122,556
Total shares of common stock equivalents	$13,562,499	$5,883,987	$13,562,499	$5,883,987

6. Commercial Partnership

On June 17, 2013, the Company entered into a series of agreements with AbbVie, Inc. (“AbbVie”),  related to certain of our ribavirin products. Pursuant to an asset purchase agreement, as amended, we sold marketing authorizations and related assets for ribavirin in certain countries outside the United States. The Company received upfront payments totaling $64.0 million, and could receive additional contingent payments totaling $51.0 million based on the achievement of certain milestones. The Company did not earn any such milestones during the three and six months ended June 30, 2017.

Of the $64.0 million upfront payment, $44.0 million was considered allocable to the domestic licensing arrangement and was recorded as deferred revenue to be recognized over the 10 year term of the agreement. The Company will recognize the upfront payment to revenue on a straight‑line basis over the life of the agreement. The Company recognized $2.2 million of the upfront consideration to license revenue during each of the six months ended June 30, 2017 and 2016 and $1.1 million during each of the three months ended June 30, 2017 and 2016.  At June 30, 2017 and December 31, 2016,  $26.2 million and $28.4 million is recorded as deferred revenue, respectively, of which $4.4 million is short‑term in each period.

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

Since the royalties earned from the resale of ribavirin products by AbbVie under the domestic license agreement did not exceed the $3.0 million annual prepayment in 2015, the Company refunded approximately $2.1 million of the prepaid royalty to AbbVie as a credit against future purchases during the year ended December 31, 2016. Furthermore, the Company is required to refund approximately $2.9 million of the prepaid royalty to AbbVie resulting from the resale of certain ribavirin products by AbbVie during 2016. The Company settled approximately $1.6 million and $0.7 million of the prepaid royalty refund as of June 30, 2017 and December 31, 2016, respectively, and therefore has recorded an accrued expense of $1.3 million and $2.2 million at June 30, 2017 and December 31, 2016, respectively. The remaining amount of the refund is expected to be settled in the third quarter of 2017.

The Company has a continuing obligation to supply ribavirin products, maintain the marketing authorization for certain ribavirin products and maintain the intellectual property for Ribasphere and RibaPak through the term of the agreements ending December 31, 2020.

7. Debt

The Company is a party to one credit agreement in the following amount (in thousands):

	June 30,	December 31,
	2017	2016

Secured term debt due June 17, 2018 (A)	34,620	34,620

Total debt before fees, interest and debt discount/premium	34,620	34,620
Less: Deferred financing costs	(483)	(737)
Debt discount	(2,179)	(3,306)
Add: Debt premium	720	—
Total debt payable	$32,678	$30,577

Debt payable, current portion	$32,678	$1,900
Debt payable, long-term	$—	$28,677

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

Deferred financing costs of $1.3 million were recognized in recording the 2015 Credit Agreement and will be amortized to interest expense over the three year term of the agreement. Unamortized deferred financing costs were $0.5 million and $0.7 million at June 30, 2017 and December 31, 2016, respectively. Approximately $0.2 million was charged to interest expense during each of the three months ended June 30, 2017 and 2016 and approximately $0.3 million was charged to interest expense during each of the six months ended June 30, 2017 and 2016.

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

The Third Amendment also amended certain terms of the warrants to purchase an aggregate of 617,651 shares of the Company’s common stock issued in connection with the 2015 Credit Agreement (the “2015 Warrants”).  Pursuant to the Third Amendment, the warrants may now only be exercised for cash and the exercise price was reduced from $10.20 per share to $4.50 per share.  The redemption feature in the 2015 Warrants was also amended such that the warrant holder may only demand a redemption of the 2015 Warrants upon the occurrence of, and during the continuance of, an event of default.  Prior to this amendment, the warrant could be redeemed by the warrant holder at any time after the 51st month. As amended, if these warrants are exercised, the Company will receive approximately $2.8 million in proceeds in the aggregate.

As a result of the Third Amendment to the 2015 Credit Agreement, $0.9 million was recorded as a debt premium at March 31, 2017, inclusive of the fair value of the warrant modification utilizing a Black-Scholes calculation, and will be amortized to interest expense over the remaining term of the agreement as the amendment was deemed to be a modification in accordance with ASC 470 (Note 8). Approximately $0.2 million was recorded to interest expense during each of the three and six months ended June 30, 2017.

The minimum payments required on the outstanding balances of the 2015 Credit Agreement at June 30, 2017 are (in thousands):

2015 Credit Agreement
2017	—
2018	34,620
$34,620

The following table provides components of interest expense and other related financing costs (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Interest expense and other financing costs	$915	$912	$1,817	$1,853
Interest paid-in kind	—	6,776	—	12,348
Amortization of deferred financing costs, debt discount and debt premium	515	1,396	1,213	2,792
Interest expense	$1,430	$9,084	$3,030	$16,993

8. Financial Instruments

Success Fee

In October 2011, a former executive officer and member of Kadmon Holdings, LLC issued an equity instrument for which the underlying value is based on 536,065 Class A units. The intrinsic value of the instrument is redeemable for cash upon certain defined liquidity or distribution events (“Success Fee”). As a result of marking to market this instrument, the Company recorded ($15,000) and ($69,000) to change in fair value of financial instruments for the three and six months ended June 30, 2016, respectively. Upon consummation of the Company’s IPO on August 1, 2016 with a price per share of $12.00 per share, the fair value of this equity instrument had a fair value of $0, which resulted in no Success Fee owed by the Company.

Equity issued pursuant to Credit Agreements

In connection with the incurrence of the Senior Convertible Term Loan, the Company issued three tranches of warrants as fees to the lenders that were redeemable for Class A units. The change in fair value of the warrants was ($0.1) million and ($0.2) million for the three and six months ended June 30, 2016, respectively. Upon consummation of the

Company’s IPO on August 1, 2016 with a price per share of common stock in the IPO of $12.00, the warrants to purchase Class A units issued to lenders in the Senior Convertible Term Loan were exchanged for 351,992 warrants to purchase the same number of shares of the Company’s common stock. Since the strike price was determined at IPO, the aggregate fair value of these warrants totaling $1.7 million was reclassified from liability to equity during the third quarter of 2016.

In connection with the 2015 Credit Agreement, the Company issued warrants as fees to the lenders to purchase an aggregate of $6.3 million of the Company’s Class A units. The strike price of the warrants was 85% of the price per unit in an IPO or, if before an IPO, 85% of the deemed per unit equity value as defined in the 2015 Credit Agreement. The warrants were exercisable as of the earlier of an IPO or July 1, 2016. Since these warrants are also redeemable at the option of the holder upon the occurrence of, and during the continuance of, an event of default,  the warrants are recorded as a liability of $1.4 million and $3.3 million at June 30, 2017 and December 31, 2016. Upon entry into the agreement in August 2015, the warrants issued to an existing lender was recorded to loss on extinguishment of debt of $0.9 million and the warrants issued to the new lender was recorded as a debt discount of $5.4 million and will be amortized over the three year term (Note 7) in accordance with ASC 470. As a result of the Third Amendment, $0.9 million was recorded as a debt premium and will be amortized to interest expense over the remaining term of the agreement as the Third Amendment was deemed to be a modification in accordance with ASC 470. The Company used the Black-Scholes pricing model to value the warrant liability at June 30, 2017 with the following assumptions: risk-free interest rate of 1.89%, expected term of 5.16 years, expected volatility of 74.7% and a dividend rate of 0%.

Upon consummation of the Company’s IPO on August 1, 2016 with a price per share of common stock in the IPO of $12.00, the warrants to purchase Class A units issued to lenders under the 2015 Credit Agreement were exchanged for 617,651 warrants to purchase the same number of shares of the Company’s common stock. The change in fair value of the warrants was $0.1 million and $(1.0) million for the three and six months ended June 30, 2017, respectively, while there was no change in fair value of financial instruments for the three and six months ended June 30, 2016. None of these instruments have been exercised as of June 30, 2017 and December 31, 2016. At June 30, 2017, the fair value of the warrant liability was approximately $1.4 million and is recorded as a short-term liability since the redemption feature of the warrant terminates upon the current maturity of the 2015 credit agreement on June 17, 2018.

Other Warrants

On April 16, 2013, the Company issued warrants with an estimated fair value of $1.4 million for the purchase of 300,000 Class A units at a strike price of $21.24 as consideration for fundraising efforts performed. Upon consummation of the Company’s IPO on August 1, 2016 and Corporate Conversion, these warrants to purchase Class A units were exchanged for 46,163 warrants to purchase the same number of shares of the Company’s common stock at a strike price of $138.06. None of these warrants have been exercised as of June 30, 2017 and December 31, 2016.

In connection with the sale of common stock in March 2017, warrants to purchase 2,707,138 shares of common stock were issued at an exercise price of $4.50 per share.  At June 30, 2017, all of these warrants were outstanding. These warrants included a cash settlement option requiring the Company to record a liability for the fair value of the warrants at the time of issuance and at each reporting period with any change in the fair value reported as other income or expense.  The Company used the Black-Scholes pricing model to value the warrant liability at June 30, 2017 with the following assumptions: risk-free interest rate of 1.24%, expected term of 0.8 years, expected volatility of 66.3% and a dividend rate of 0%. At the time of issuance, approximately $1.6 million was recorded as warrant liability. The increase in fair value of these warrants was $0.1 million and $0.3 million for the three and six months ended June 30, 2017, respectively, while there was no change in fair value of these warrants for the three and six months ended June 30, 2016.  At June 30, 2017, the fair value of the warrant liability was approximately $1.9 million and is recorded as a short-term liability as the warrant expires in April 2018.

Fair Value of Long‑term Debt

The Company had no long-term secured debt at June 30, 2017 and maintained a long-term secured term debt balance of $28.7 million at December 31, 2016.  Since the secured debt becomes due in June 2018, it has been recorded as short-term secured debt at June 30, 2017.  The underlying agreements for these balances were negotiated with parties that included fully independent third parties, at an interest rate which is considered to be in line with over-arching market conditions. Based on these factors management considers the carrying value of the debt to approximate fair value at June 30, 2017 and December 31, 2016.

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

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The table below represents the values of the Company’s financial instruments at June 30, 2017 and December 31, 2016 (in thousands):

	Fair Value Measurement Using Significant Other Observable Inputs (Level 2)
	June 30,	December 31,
Description	2017	2016
Warrants	$3,322	$3,305
Total	$3,322	$3,305

The table below represents a rollforward of the Level 2 and Level 3 financial instruments from January 1, 2016 to June 30, 2017 (in thousands).

	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 2)	(Level 3)
Balance at January 1, 2016	$—	$8,289
Transfer of warrants from Level 3 to Level 2	6,300	(6,300)
Change in fair value of financial instruments	(4,107)	(273)
Beneficial conversion feature recognized on warrants issued in connection with 2015 credit agreement	1,112	—
Reclassification of warrants to APIC in connection with IPO	—	(1,716)
Balance at December 31, 2016	$3,305	$—
Fair value of warrants modified in the Third Amendment	(908)	—
Issuance of warrants in private placement	1,651	—
Change in fair value of financial instruments	(726)	—
Balance at June 30, 2017	$3,322	$—

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

The Company regularly reviews the expiration dates of its inventories and maintains a reserve for inventories that are probable to expire before shipment. Inventories recorded on the Company’s consolidated balance sheets are net of a reserve for expirable inventory of $3.8 million and $4.9 million at June 30, 2017 and December 31, 2016, respectively. The Company expensed Ribasphere inventory that it believes will not be sold prior to reaching its product expiration date totaling  $0.7 million and $0.1 million during the six months ended June 30, 2017 and 2016, respectively and $0.3 million during the three months ended June 30, 2017.  There were no such expenses recorded in the three months ended June 30, 2016.  If the amount and timing of future sales differ from management’s assumptions, adjustments to the estimated inventory reserves may be required.

Inventories are comprised of the following (in thousands):

	June 30,	December 31,
	2017	2016
Raw materials	$903	$1,153
Finished goods, net	235	797
Total inventories	$1,138	$1,950

10.  Fixed Assets

Fixed assets consisted of the following (in thousands):

	Useful Lives	June 30,	December 31,
	(Years)	2017	2016

Leasehold improvements	4-8	$10,113	$10,274
Office equipment and furniture	3-15	1,482	2,193
Machinery and laboratory equipment	3-15	2,760	3,255
Software	1-5	3,143	3,581
Construction-in-progress	̶̶̶̶	350	44
		17,848	19,347
Less accumulated depreciation and amortization		(12,756)	(13,920)
Fixed assets, net		$5,092	$5,427

Depreciation and amortization of fixed assets totaled $0.9 million and $1.1 million during the six months ended June 30, 2017 and 2016, respectively and $0.4 million and $0.5 million during the three months ended June 30, 2017 and 2016, respectively. The construction‑in‑progress balance is related to costs of unimplemented software still under development. Unamortized computer software costs were $0.5 million and $0.8 million at June 30, 2017 and December 31, 2016, respectively. The amortization of computer software costs amounted to $0.3 million and $0.4 million for the six months ended June 30, 2017 and 2016, respectively, and $0.1 million and $0.2 million for the three months ended June 30, 2017 and 2016, respectively.

During the first quarter of 2017, the Company disposed of $2.1 million of fully depreciated assets. There was no consideration received for the disposal of these assets and the disposal did not have a significant impact on the consolidated financial statements of the Company.

11. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill and other amortizable intangible assets for six months ended June 30, 2017 and the year ended December 31, 2016 are as follows (in thousands):

	Balance at December 31, 2015	Amortization	Impairment	Balance at December 31, 2016	Remaining Useful Life at December 31, 2016
Ribasphere product rights	$15,223	$(15,223)	$—	$—	—
Goodwill	$3,580	$—	$—	$3,580	—

	Balance at December 31, 2016	Amortization	Impairment	Balance at June 30, 2017	Remaining Useful Life at June 30, 2017
Goodwill	$3,580	$—	$—	$3,580	—

Amortization expense is included within selling, general and administrative expenses on the Company’s consolidated statements of operations. Ribasphere product rights intangible asset was fully amortized as of December 31, 2016.  The Company recorded amortization expense related to the intangible asset of $3.4 million and $9.0 million for the three and six months ended June 30, 2016, respectively.

12. License Agreements

The Company’s license agreements are disclosed in the audited financial statements included in Item 8 of the Annual Report on Form 10-K as of and for the year ended December 31, 2016. Since the date of such financial statements, there have been no changes to the Company’s license agreements, other than those described below.

Valeant Pharmaceuticals North America LLC

On February 25, 2014, the Company entered into an agreement with Valeant Pharmaceuticals North America LLC (“Valeant”) for the co‑promotion of Syprine®, a chelation therapy indicated in the treatment of patients with Wilson’s disease who are intolerant of penicillamine. In February 2016, the Company entered into a mutual termination agreement with Valeant. Neither party has any rights or obligation including any and all past, present and future payments. Additionally, all rights and licenses granted under the agreement were immediately terminated and shall revert to the party granting such rights. As a result of the termination, in February 2016 the Company recorded a gain on settlement of the $3.9 million other milestone payable to Valeant in connection with the acquisition of the drug Infergen.

Princeton University

On December 8, 2010, the Company entered into a license agreement with Princeton University (“Princeton”) whereby the Company obtained from Princeton a worldwide exclusive license and right to make, use and sell products identified by Princeton’s Flux technology (“Princeton License”). The Company was obligated to pay Princeton an annual license fee of $60,000, which was recorded as a research and development expense. In addition, the Princeton License required the Company to make payments contingent on the achievement of certain development milestones totaling $31.0 million, such as receiving certain government approvals. Upon commercial sale, the Company was obligated to pay a low single digit royalty based on net sales levels. No development milestones or sales were achieved as of December 31, 2016. In February 2017, the Company entered into a mutual termination agreement with Princeton. All rights and licenses granted under the agreement were immediately terminated and reverted to the party granting such rights.

MeiraGTx Ltd.

As part of a transition services agreement with MeiraGTx Limited (“MeiraGTx”), the Company recognized $0.3 million and $0.6 million of service revenue to license and other revenue during the six months ended June 30, 2017 and 2016, respectively, and $0.2 million and $0.3 million of service revenue to license and other revenue during the three months ended June 30, 2017 and 2016, respectively. The Company received cash payments during the six months ended June 30, 2017 of $0.3 million for service revenue earned under the transition services agreement, while no such payments were received during the six months ended June 30, 2016. The Company has amounts receivable from MeiraGTx of $0.6 million at both June 30, 2017 and December 31, 2016.

The Company assessed the recoverability of the investment in MeiraGTx at June 30, 2017 and December 31, 2016 and identified no events or changes in circumstances that may have a significant adverse impact on the fair value of this investment. For the six months ended June 30, 2017 and 2016, the Company recorded its share of MeiraGTx’s net loss of $5.7 million and $10.5 million, respectively, inclusive of adjustments related to MeiraGTx’s 2015 financial statements that resulted in the Company recording a loss on equity method investment of $3.2 million during the three months ended March 31, 2016 and $1.9 million during the three months ended June 30, 2016. For the three months ended June 30, 2017 and 2016, the Company recorded its share of MeiraGTx’s net loss of $3.1 million and $5.8 million, respectively.

The Company assessed the applicability of ASC 810 to MeiraGTX and based on the corporate structure, voting rights and contributions of the various parties in connection with these agreements, determined that MeiraGTx is a variable interest entity, however consolidation is not required as the Company is not the primary beneficiary based upon the voting and managerial structure of the entity.

The Company maintains a 38.7% ownership in MeiraGTx at June 30, 2017. The Company’s maximum exposure associated with MeiraGTx is limited to its initial investment of $24.0 million.

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

The Company recorded royalty expense of $0.1 million and $0.8 million for the six months ended June 30, 2017 and 2016, respectively, and $0.4 million for the three months ended June 30, 2016. No meaningful royalty expense was recorded for the three months ended June 30, 2017.

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

In partial consideration for the rights granted to Jinghua under the agreement, the Company received an upfront payment of $10.0 million in the form of an equity investment in Class E redeemable convertible units of the Company. The Company is eligible to receive from Jinghua a royalty equal to a percentage of net sales of product in the territory in the low-teens percents. In addition to such payments, the Company is eligible to receive milestone payments for the achievement of certain development milestones, totaling up to $40.0 million. The Company earned a $2.0 million milestone payment in March 2016, which was recorded as license and other revenue during the six months ended June 30, 2016.  The Company earned a $2.0 million milestone payment in January 2017, which was received in February 2017, and was recorded as license and other revenue during the six months ended June 30, 2017.  The Company is also eligible to receive a portion of sublicensing revenue from Jinghua ranging from the low ten percents to the low thirty percents based on the development stage of a product. No such revenue was earned during the three and six months ended June 30, 2017 and 2016.

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

Camber Pharmaceuticals, Inc.

Tetrabenazine

In February 2016, the Company entered into a supply and distribution agreement with Camber Pharmaceuticals, Inc. (“Camber”) for the purposes of marketing, selling and distributing tetrabenazine, a medicine that is used to treat the involuntary movements (chorea) of Huntington’s disease. The initial term of the agreement was twelve months and was extended another twelve months in February 2017. Under the agreement, the Company will obtain commercial supplies of tetrabenazine and will distribute tetrabenazine through its existing sales force and commercial network. The Company will pay Camber a contracted price for supply of tetrabenazine and will retain 100% of the revenue generated from the sale of tetrabenazine. The Company recognized revenue of $0.3 million and $0.6 million during the three and six months ended June 30, 2017, respectively. The Company recognized revenue of $0.1 million during each of the three and six months ended June 30, 2016.

Valganciclovir

In May 2016, the Company amended its agreement with Camber to include the marketing, selling and distributing of valganciclovir, a medicine that is used for the treatment of cytomegalovirus (CMV) retinitis, a viral inflammation of the retina of the eye, in patients with acquired immunodeficiency syndrome (AIDS) and for the prevention of CMV disease, a common viral infection complicating solid organ transplants, in kidney, heart and kidney pancreas transplant patients. The Company will pay Camber a contracted price for supply of valganciclovir and will retain 100% of the revenue generated from the sale of valganciclovir. The Company recognized revenue of $0.1 million and $0.2 million during the three and six months ended June 30, 2017, respectively. The Company recognized revenue of $0.2 million during each of the three and six months ended June 30, 2016.

Abacavir, Entecavir, Lamivudine, Lamivudine (HBV) and Lamivudine and Zidovudine.

In August 2016, the Company amended its agreement with Camber to include the marketing, selling and distributing of Abacavir tablets, USP, a medicine that is used in combination with other antiretroviral agents for the treatment of human immunodeficiency virus type-1 (HIV-1) infection; Entecavir, a medicine that is used for the treatment of chronic hepatitis B virus (HBV) infection in adults with evidence of active viral replication and either evidence of persistent elevations in serum aminotransferases (ALT or AST) or histologically active disease; Lamivudine tablets, a nucleoside analogue medicine used in combination with other antiretroviral agents for the treatment of human immunodeficiency virus (HIV-1) infection; Lamivudine tablets (HBV), a medicine that is used for the treatment of chronic hepatitis B virus (HBV) infection associated with evidence of hepatitis B viral replication and active liver inflammation; and Lamivudine and Zidovudine tablets, USP, a combination of two nucleoside analogue medicines, used in combination with other antiretrovirals for the treatment of human immunodeficiency virus type 1 (HIV-1) infection.  The Company will pay Camber a contracted price for supply of these products and will retain 100% of the revenue generated from the sale of these products. No meaningful revenue was generated from sales of these products for the three and six months ended June 30, 2017 and 2016.

13.  Share‑based Compensation

2016 Equity Incentive Plan

A total of 6,720,000 shares of the Company’s common stock was initially authorized and reserved for issuance under the Company’s 2016 Equity Incentive Plan (the “2016 Equity Plan”). This reserve automatically increased to 8,523,146 on January 1, 2017 and will automatically increase each subsequent anniversary through January 1, 2025, by an amount equal to the smaller of (a) 4% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (b) an amount determined by the board of directors. At June 30, 2017, there were options to purchase an aggregate of 6,256,941 shares of common stock outstanding at a weighted average price of $8.29 per share under the 2016 Equity Plan.

Total unrecognized compensation expense related to unvested options granted under the Company’s share‑based compensation plan was $13.0 million and $21.7 million at June 30, 2017 and December 31, 2016, respectively. That expense is expected to be recognized over a weighted average period of 1.4 years and 1.7 years as of June 30, 2017 and December 31, 2016, respectively. The Company recorded share‑based option compensation expense under the 2011 Equity Incentive Plan and 2016 Equity Plan of $7.6 million and $6.5 million for the six months ended June 30, 2017 and 2016, respectively, and $3.7 million and $3.2 million for the three months ended June 30, 2017 and 2016, respectively.

The following table summarizes information about stock options outstanding at June 30, 2017 and December 31, 2016:

	Options Outstanding				Options Exercisable
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)	Number of Options	Weighted Average Exercise Price
Balance, December 31, 2016	6,437,515	$8.32	9.28	$2,227,268	2,181,810	$12.00
Granted	285,000	4.11
Exercised	—	—
Forfeited	(465,574)	6.10
Balance, June 30, 2017	6,256,941	$8.29	8.83	$700	2,117,195	$12.00

The aggregate intrinsic value in the table above represents the total pre‑tax intrinsic value calculated as the difference between the fair value of the Company’s common stock at June 30, 2017  ($3.89 per share) and the exercise price, multiplied by the related in‑the‑money options that would have been received by the option holders had they exercised their options at the end of the fiscal year. This amount changes based on the fair value of the Company’s common stock.  There were no options exercised during the six months ended June 30, 2017.  There were 7,200 options exercised during the six months ended June 30, 2016 that were not in‑the‑money.

During the six months ended June 30, 2017,  285,000 stock options were granted to employees and non-employee directors, with a weighted‑average grant-date fair value of $4.11.  No options were granted during the first six months of 2016. The fair value of each stock option award was estimated at the date of grant using the Black‑Scholes option‑pricing model and the assumptions noted in the following table:

Six Months Ended
June 30, 2017
Weighted average fair value of grants	$2.62
Expected volatility	74.48% - 74.70%
Risk-free interest rate	1.87% - 2.00%
Expected life	5.50 - 5.75
Expected dividend yield	0%

2014 Long‑term Incentive Plan (“LTIP”)

A total of 9,750 units were granted under the LTIP at June 30, 2017 and December 31, 2016. The liability and associated compensation expense for this award was recognized upon consummation of the Company’s IPO on August 1, 2016.  No compensation expense had been recorded prior to this date. The Company utilized a Monte-Carlo simulation to determine the fair value of the awards granted under the LTIP of $22.6 million, which was recorded as shared-based compensation during the third quarter of 2016 as these awards are not forfeitable.

2016 Employee Stock Purchase Plan (“2016 ESPP”)

At June 30, 2017, 1,801,180 common shares have been reserved for issuance under the 2016 ESPP. No shares have been issued under the 2016 ESPP during the six months ended June 30, 2017 and 2016. No meaningful compensation expense was recognized for the ESPP during the six months ended June 30, 2017 and 2016.

Warrants

The following table summarizes information about warrants outstanding at June 30, 2017 and December 31, 2016:

	Warrants	Weighted Average Exercise Price
Balance, December 31, 2016	1,328,452	$29.70
Granted	2,707,138	10.20
Exercised	—	—
Forfeited	—	—
Balance, June 30, 2017	4,035,590	$11.92

In conjunction with the 2017 Private Placement, warrants to purchase 2,707,138 shares of our common stock were issued at an initial exercise price of $4.50 per share and a term of 13 months from the date of issuance.

14. Accrued Expenses

Short‑term accrued expenses at June 30, 2017 and December 31, 2016 include the following (in thousands):

	June 30,	December 31,
	2017	2016
Commission payable	$2,395	$2,395
Accrued bonus	49	245
Severance	1,171	1,744
Other compensation and benefits	509	709
Royalty arrangements	1,318	2,502
Other	4,549	4,555
Total Accrued Expenses	$9,991	$12,150

Commission Payable

During 2015, the Company raised $873,000 in gross proceeds, $833,000 net of $40,000 in transaction costs, through the issuance of 75,875 Class E redeemable convertible units. At each of June 30, 2017 and December 31, 2016,  $40,000 remains in accrued liabilities relating to commissions to third parties for Class E redeemable convertible raises during 2015.

During 2014, the Company raised $39.5 million in gross proceeds, $36.4 million net of $3.1 million in transaction costs, through the issuance of 3,438,984 Class E redeemable convertible units. Of the $3.1 million in transaction costs, $2.4 million remains in accrued liabilities at each of June 30, 2017 and December 31, 2016 relating to commissions to third parties for Class E redeemable convertible raises during 2014.

Accrued Bonus

Accrued bonus balances represent anticipated bonus compensation to be paid to employees resulting from past services performed.

Severance

Severance balances represent contractual compensation to be paid to former employees, a significant portion of which relates to the separation agreement with Dr. Samuel D. Waksal. Effective as of February 8, 2016, Dr. Samuel D. Waksal resigned from all positions with the Company and is no longer employed by the Company in any capacity. At June 30, 2017,  accrued severance payments payable to Dr. Samuel D. Waksal totaled $1.6 million, of which $1.0 million is recorded as accrued expense and $0.6 million is recorded as other long‑term liabilities. At December 31, 2016, accrued severance payable to Dr. Samuel D. Waksal totaled $2.2 million, of which $1.0 million was recorded as accrued expense and $1.2 million was recorded as other long‑term liabilities. The separation agreement with Dr. Samuel D. Waksal contains certain supplement conditional payments, none of which have been met at June 30, 2017. The Company has not recorded any expense related to these conditional payments at June 30, 2017 and will continue to evaluate the probability of these conditional payments.

Royalty Arrangements

The Company has contracts with third parties, which require the Company to make royalty payments based on the sales revenue of the products specified in the contract. The Company records royalty expense as the associated sales are recognized, and classifies such amounts as selling, general and administrative expenses in the accompanying consolidated statements of operations. Royalty payable was $1.3 million and $2.5 million at June 30, 2017 and December 31, 2016, respectively. These royalties are generally paid quarterly. Royalty expense was $0.1 million and $0.8 million for the six months ended June 30, 2017 and 2016, respectively, and $0.4 million for the three months ended June 30, 2016, respectively. No meaningful royalty expense was recorded during three months ended June 30, 2017.  At June 30, 2017 and December 31, 2016, approximately $1.3 million and $2.2 million, respectively, of the royalty payable is the prepaid royalty that will have to be refunded to the Company’s commercial partner (Note 6).

15. Commitments

The Company’s commitments are disclosed in the audited financial statements included in Item 8 of the Annual Report on Form 10-K as of and for the year ended December 31, 2016. Since the date of such financial statements, there have been no changes to the Company’s commitments.

Licensing Commitments

The Company has entered into several license agreements for products currently under development (Note 12). The Company may be obligated in future periods to make additional payments, which would become due and payable only upon the achievement of certain research and development, regulatory, and approval milestones. The specific timing of such milestones cannot be predicted and depends upon future discretionary clinical developments as well as regulatory agency actions which cannot be predicted with certainty (including action which may never occur). These additional contingent milestone payments aggregate to $400.4 million at June 30, 2017. Any payments made prior to U.S. Food and Drug Administration (FDA) approval will be expensed as research and development. Payments made after FDA approval will be capitalized.

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

Legal Proceedings

The Rosenfeld Litigation

On February 3, 2014, Steven Rosenfeld commenced a lawsuit in the New York State Supreme Court, for the county of New York, against Joel Schreiber, Samuel D. Waksal and certain Kadmon entities alleging that he and co-defendant Schreiber were engaged to raise funds for a new venture involving Kadmon. Rosenfeld alleges that he was responsible for raising funds but that he was not compensated. A Third Amended Complaint was filed in or about August 2016 adding new corporate entities and adding an alleged breach of an exclusivity agreement, again seeking an amount to be determined at trial, but believed by Rosenfeld to be no less than $150 million. In October 2016, the Company filed a motion to dismiss the action and a motion to stay certain discovery pending resolution of the motion to dismiss. Briefing on both motions was completed in January 2017. On March 20, 2017, the Company’s motion to dismiss the action was granted and the complaint against Samuel D. Waksal and certain Kadmon entities was dismissed in its entirety. Rosenfeld filed a notice of appeal on April 11, 2017, but, effective June 7, 2017, Rosenfeld voluntarily discontinued the action, including his appeal, with prejudice, thereby terminating the matter for all parties. The parties settled for an immaterial amount.

The Belesis Litigation

On June 29, 2015, Anastasios Thomas Belesis and ATB Holding Company, LLC (together “Belesis”) filed a lawsuit in the U.S. District Court for the Southern District of New York against the Company, our subsidiaries, Samuel D. Waksal and Steven N. Gordon alleging that they are owed equity or a monetary amount for services allegedly performed. The lawsuit asserted 12 claims, ranging from federal securities fraud to breach of contract and a variety of other common law causes of action and sought an order compelling specific performance of the conveyance of 1,000,000 shares of “Kadmon stock” or compensatory damages in the amount of at least $15,000,000 and punitive damages in an amount to be determined by the Court, with pre- and post-judgment interest thereon, attorney’s fees, all taxable costs and disbursements. The Company filed a motion to dismiss in September 2015 and the claims were dismissed without prejudice in September 2016. On November 8, 2016, Belesis filed a motion for leave to file a second amended complaint. Defendants filed opposition papers to plaintiffs’ motion on November 30, 2016 and plaintiffs filed their reply brief on December 6, 2016. By Opinion & Order dated April 18, 2017, the Court denied Plaintiffs’ motion to amend and directed the Clerk of the Court to close this case. Plaintiffs have the ability to file an appeal to the Second Circuit.

The Glodek Litigation

On July 25, 2016, Kevin Glodek filed and served a Summons with Notice against Kadmon Holdings, LLC and Kadmon Holdings, Inc. in the New York State Supreme Court, for the county of New York, for an amount of no less than $2.8 million with interest, plus costs and disbursements. Company counsel demanded a complaint and that complaint was served and filed on September 6, 2016. In the complaint, Glodek alleges fraud, misrepresentation, breach of contract, breach of the implied covenant of good faith and fair dealing, and unjust enrichment, for amounts to be determined at trial, but in no event less than $4 million with interest, plus costs and disbursements. Glodek’s claims arise out of a 2015 settlement agreement, in which he released all claims he had against Kadmon Holdings, LLC and Kadmon Holdings, Inc. On September 21, 2016, Glodek filed an Amended Summons and an Amended Complaint adding Steven N. Gordon and Mr. Poukalov as named defendants. All defendants moved (i) to dismiss the Amended Complaint and (ii) for sanctions or, in the alternative, to disqualify Glodek’s counsel. Argument on the motions was conducted on January 24, 2017 before the Honorable Anil Singh. On April 18, 2017, the complaint was dismissed in its entirety. Glodek filed a notice of appeal on May 18, 2017. The defendants filed a notice of cross appeal on May 18, 2017.

17. Related Party Transactions

At December 31, 2016 Kadmon I, LLC held approximately 12.1% of the total outstanding common stock of Kadmon Holdings. The sole manager of Kadmon I, LLC was an executive officer of the Company. Kadmon I had no special rights or preferences in connection with its investment into Kadmon Holdings, and had the same rights as all other holders of Kadmon Holdings Class A units. On January 23, 2017, Kadmon I, LLC was dissolved and liquidated. Upon dissolution and liquidation, all assets of Kadmon I, LLC which consists solely of the shares of common stock in Kadmon Holdings, Inc., were distributed to the members of Kadmon I, LLC.

18. Income Taxes

The Company files a consolidated tax return for Kadmon Holdings, Inc. and its domestic subsidiaries and the required information returns for its international subsidiaries, all of which are wholly owned. Where permitted, the Company files combined state returns, but in some instances separate company returns for certain subsidiaries on a stand‑alone basis are required.

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred tax assets relate primarily to its net operating loss carryforwards and other balance sheet basis differences. In accordance with ASC 740, “Income Taxes,” the Company recorded a valuation allowance to fully offset the gross deferred tax asset, because it is more likely than not that the Company will not realize future benefits associated with these deferred tax assets at June 30, 2017 and December 31, 2016. The change in deferred tax liability has been recognized as income tax benefit in the consolidated statements of operations for the six months ended June 30, 2017 and 2016. For each of the six months ended June 30, 2017 and 2016, the Company recorded income tax expense of $0.3 million related to the $2.0 million milestone payments received from Jinghua in those respective periods. No income tax expense was recorded for each of the three months ended June 30, 2017 and 2016.

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

Our operations to date have been focused on developing first‑in‑class innovative therapies for indications with significant unmet medical needs while leveraging our commercial infrastructure. We have never been profitable and had an accumulated deficit of $196.5 million at June 30, 2017. Our net losses were $39.9 million and $70.2 million for the six months ended June 30, 2017 and 2016, respectively, and $22.3 million and $37.0 million for the three months ended June 30, 2017 and 2016, respectively. Although our commercial business generates revenue, we expect to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our development of, and seek regulatory approvals for, our additional product candidates, hire additional personnel and initiate commercialization of approved products. We anticipate that our expenses will increase substantially if, or as, we:

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

On July 26, 2016, prior to the closing of our IPO, we completed a corporate conversion transaction whereby we converted from a Delaware limited liability company into a Delaware corporation and changed our name to Kadmon Holdings, Inc., which we refer to herein as the “Corporate Conversion”. As required by the Second Amended and Restated Limited Liability Company Agreement of Kadmon Holdings, LLC, the Corporate Conversion was approved by our then board of managers. In connection with the Corporate Conversion, holders of our outstanding units received one share of common stock for every 6.5 membership units held immediately prior to the Corporate Conversion, and options and warrants to purchase units became options and warrants to purchase one share of common stock for each unit underlying such options or warrants immediately prior to the Corporate Conversion, at the same aggregate exercise price in effect prior to the Corporate Conversion.

Clinical Update

KD025

KD025 is our Rho-associated coiled-coil containing protein kinase 2 (ROCK2)-selective inhibitor in Phase 2 clinical development for autoimmune and fibrotic disease indications.

Ongoing Phase 2 Clinical Study of KD025 in Chronic Graft-Versus-Host Disease (cGVHD) (KD025-208)

On July 11, 2017, we announced initial clinical data from the first cohort, KD025 200 mg once daily (QD), of an ongoing Phase 2 clinical trial of KD025 for cGVHD in the United States. We announced supplemental data points from this cohort on July 25, 2017.

KD025-208 is an ongoing Phase 2 clinical trial evaluating the safety, tolerability and activity of KD025 in adults with steroid-dependent or steroid-refractory cGVHD and active disease. The dose-finding study includes 48 patients divided into three cohorts at different dose levels (KD025 200 mg QD, 200 mg twice daily (BID) and 400 mg QD), enrolled sequentially following a safety assessment of each cohort. The primary endpoint is KD025 activity at 24 weeks in terms of Overall Response Rate (ORR), as defined by the 2014 National Institutes of Health (NIH) Consensus Response Criteria for overall response. Secondary endpoints include changes in corticosteroid and calcineurin inhibitor dose. Exploratory endpoints include change in symptom burden or bother using the Lee cGVHD Symptom Scale.

In a preliminary analysis of data from the first cohort, KD025 200 mg QD (n=17), KD025 demonstrated clinically meaningful responses in cGVHD patients, with an ORR of 71% (12/17), which includes complete and partial responders. Of responders remaining on KD025 through week 24, 8 of 9 (89%) sustained responses. In addition to the 12 responders, three patients have stable disease and remain on KD025 through week 24. Overall clinical benefit (response and stable disease) occurred in 88% (15/17) of patients. Sixty-seven percent (67%; 8/12) of responders saw an improvement in symptoms as measured by the Lee cGVHD Symptom Scale score. To date, no drug-related serious adverse events have been recorded, and no drug-related elevations in liver function tests have been observed. Importantly, 67% (8/12) of responders had reduction of steroid doses and 67% (4/6) of patients had reduction of tacrolimus doses.

Enrollment in the first cohort (KD025 200 mg QD) is complete and enrollment in the second cohort (200 mg BID) is nearly complete, with 15 of 16 patients enrolled. The safety assessment of the 200 mg BID cohort is complete and supports enrollment in the 400 mg QD cohort. Additional study results will be submitted for presentation at upcoming scientific conferences.

Ongoing Phase 2 Clinical Study of KD025 in Idiopathic Pulmonary Fibrosis “(IPF”) (KD025-207)

We are conducting a randomized, open-label, Phase 2 clinical study to examine the safety, tolerability and activity of KD025 in IPF patients who have received or been offered anti-fibrotic drugs pirfenidone and/or nintedanib. We are enrolling up to 36 IPF patients randomized into two cohorts: one cohort of 24 patients treated with KD025 400 mg QD versus another cohort of 12 patients treated with standard of care. The primary efficacy endpoint is the change in forced vital capacity, from baseline to 24 weeks. The study was initiated in June 2016 and is being conducted in the United States. The study is approximately 94% enrolled and we expect to report data from this study in the fourth quarter of 2017.

Ongoing Phase 2 Clinical Study of KD025 in Moderate to Severe Psoriasis (KD025-211)

We are conducting a randomized, double-blind, placebo-controlled Phase 2 clinical trial of KD025 in moderate to severe psoriasis in the United States. This dose-finding study is evaluating the safety, tolerability and efficacy of KD025 in up to 180 patients with moderate to severe psoriasis who are candidates for systemic therapy or phototherapy. The 16-week study consists of five cohorts: KD025 200 mg QD, KD025 200 mg BID, KD025 400 mg QD, KD025 600 mg QD (administered as 400 mg in the morning and 200 mg in the evening) and matching placebo BID. The primary efficacy endpoint is the percentage of patients achieving a 75% reduction in Psoriasis Area and Severity Index (PASI) score at week 16. PASI scoring is a widely used visual measure of psoriasis severity. The study was initiated in September 2016 and is approximately 50% enrolled.

Tesevatinib

Tesevatinib is our oral tyrosine kinase inhibitor (TKI) with demonstrated clinical activity against reversible and highly potent epidermal growth factor receptor (EGFR).  Tesevatinib is in ongoing and planned clinical trials in oncology and genetic diseases.

Ongoing Phase 2a Clinical Study of Tesevatinib in Autosomal Dominant Polycystic Kidney Disease (ADPKD) (KD019-101)

We are conducting an ongoing, single-agent Phase 2a study of tesevatinib in ADPKD in the United States. Findings from this study have demonstrated that tesevatinib is well tolerated and have also identified tesevatinib 50 mg QD as the optimal dose to treat ADPKD.

KD019-101 was initiated as a dose-finding Phase 1b/2a study of tesevatinib. Enrollment in the study is complete, with 74 patients enrolled. The Phase 1b portion of the study demonstrated that tesevatinib was generally well tolerated at 50, 100 and 150 mg QD and 150 mg dosed twice or three times weekly, with rashes occurring in the 150 mg dose cohorts. No drug-related serious adverse events have occurred. Recent findings from the study further demonstrated the safety of tesevatinib in ADPKD and were presented at the American Society of Nephrology (ASN) Kidney Week 2016.

We received guidance from the FDA on our development plan for tesevatinib in ADPKD at our End-of-Phase-2 meeting on March 21, 2016. The FDA recommended that we gather further safety data from the additional patients enrolling in our ongoing Phase 2a study. We have gathered this additional safety data and are also preparing to initiate our randomized, placebo-controlled study in this indication.

Planned Phase 2 Clinical Study of Tesevatinib in ADPKD (KD019-211)

We plan to initiate a Phase 2, randomized, double-blind, placebo-controlled trial of tesevatinib in ADPKD in the United States in the third quarter of 2017. The 24-month study will evaluate the efficacy and safety of tesevatinib in approximately 100 patients, divided evenly into two cohorts of tesevatinib 50 mg QD versus matched placebo. The primary endpoint of the study will be change in height-adjusted total kidney volume in the treatment arm versus placebo. Key secondary endpoints include safety and tolerability of tesevatinib 50 mg QD.

Planned Phase 1 Clinical Study of Tesevatinib in Autosomal Recessive Polycystic Kidney Disease (ARPKD) (KD019-103)

We obtained orphan drug designation status in the United States in the first quarter of 2016 for tesevatinib for the treatment of patients with ARPKD. We plan to initiate a Phase 1 ascending single-dose safety trial of tesevatinib in ARPKD patients ages five to 12 in the United States in the third quarter of 2017. In order to accommodate the ARPKD population, we developed a taste-masking liquid formulation of tesevatinib for dosing to children, which is designed to enable titration, the process of gradually adjusting the dose of medication by body weight to reach the appropriate dose. Developmental toxicology studies in animals, which are required for this pediatric patient population, indicated that tesevatinib is generally well tolerated, with data supportive of clinical trial initiation. The Phase 1 study will be an ascending single-dose safety study consisting of three cohorts: tesevatinib 0.25 mg/kg, 0.50 mg/kg and 1.0 mg/kg, and we expect to enroll six to 18 subjects. The primary endpoint will be the safety and tolerability of a single dose of tesevatinib liquid formulation and the secondary endpoint will be plasma pharmacokinetics of a single dose of tesevatinib liquid formulation.

Ongoing Phase 2 Clinical Study of Tesevatinib in Non-Small Cell Lung Cancer (NSCLC) with Brain Metastases or Leptomeningeal Disease (KD019-206)

In December 2015, we initiated a Phase 2 open-label clinical study in the United States of tesevatinib 300 mg QD in NSCLC in up to 60 patients with activating EGFR mutations whose disease has metastasized to the brain and/or the leptomeninges. Patients are divided into three cohorts: patients who have progressed with measurable brain metastases while on other EGFR therapy, patients who have symptomatically progressed with leptomeningeal metastases while on other EGFR therapy and patients with measurable brain metastases and no prior EGFR therapy. In patients with measurable brain metastases, the primary endpoint is the objective response rate within the brain. In patients with leptomeningeal metastases, the primary endpoint is improvement in symptoms compared to baseline.

In December 2016, we presented encouraging data from this ongoing Phase 2 clinical trial of tesevatinib, in which eleven of the first thirteen enrolled patients showed no CNS disease progression. The data were presented at the International Association for the Study of Lung Cancer 17th World Conference on Lung Cancer. Enrollment is ongoing in this study.

Ongoing Phase 2 Clinical Study of Tesevatinib in Glioblastoma (KD019-208)

We are conducting a Phase 2 clinical study of tesevatinib for the treatment of glioblastoma. This open-label, exploratory Phase 2 clinical study examines the safety, tolerability and activity of tesevatinib 300 mg QD in up to 40 patients with recurrent glioblastoma, including patients with EGFR overexpression or mutations. The study was initiated in August 2016 and enrollment is complete.

KD034

KD034 is our portfolio of forms of generic trientine hydrochloride for the treatment of Wilson’s disease in patients who are intolerant of penicillamine.

KD034 Development Program for Wilson’s disease

We completed an open-label bioequivalence clinical study in the United States, which showed that our generic capsule formulation was equivalent to Syprine in healthy volunteers. Our stability studies of our generic capsule in bottle and in blister packaging are ongoing and have proven stable at one year.

Regulatory Strategy

In December 2016, we submitted an Abbreviated New Drug Application  (ANDA) for our bottled generic formulation of trientine hydrochloride. In the first quarter of 2017, we submitted a second ANDA for our generic formulation of trientine hydrochloride in blister packaging that offers room temperature stability. We received a Generic Drug User Fee Amendments of 2012 goal date of January 30, 2018, for review of our application for the blister-packaged product. We intend to use Kadmon Pharmaceuticals, our specialty-focused commercial organization, to market these formulations, if approved.

Components of Statement of Operations

Revenue

Our revenue is substantially derived from sales of our portfolio of products, including our ribavirin portfolio of products and to a lesser extent sales of tetrabenazine and valganciclovir. No meaningful revenue has been generated from sales of abacavir, entecavir, lamivudine, lamivudine (HBV) or zidovudine. Revenue also includes the recognition of upfront licensing fees and milestone payments received primarily from our license agreement with AbbVie and Jinghua.

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

Other income (expense)

Other income (expense) is comprised of interest income earned on cash and cash equivalents and restricted cash and interest expense on our outstanding indebtedness, including paid‑in‑kind interest on our convertible debt and non‑cash interest related to the write‑off and amortization of debt discount, debt premium, and deferred financing costs associated with our indebtedness. Our loss on equity method investment in MeiraGTx, as well as, gains and losses arising from changes in fair value of our financial instruments are recognized in other income (expense) in the consolidated statements of operations. Such financial instruments include a success fee and warrant liabilities for which the exercise price was contingent on our per share price in a qualified public offering. The change in fair value is based upon the fair value of the underlying security at the end of each reporting period, as calculated using the Black‑Scholes option pricing model, in the case of certain warrant liabilities and the success fee, and a binomial model, in the case of certain warrant liabilities.

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

Income taxes

Prior to the Corporate Conversion, we were a limited liability company but taxed as a C corporation for federal and state tax purposes. On July 26, 2016. we converted from a limited liability company to a Delaware corporation pursuant to a statutory conversion. At June 30, 2017 and December 31, 2016, we had a deferred tax liability of $1.4 million and a full valuation allowance for our deferred tax assets.

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

Results of Operations

Three and six months ended June 30, 2017 and 2016

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)
	(in thousands)		(in thousands)
Revenues
Net sales	$1,698	$4,967	$4,034	$11,159
License and other revenue	1,259	1,453	4,489	4,924
Total revenue	2,957	6,420	8,523	16,083
Cost of sales	266	880	833	1,965
Write‑down of inventory	373	2	743	137
Gross profit	2,318	5,538	6,947	13,981
Operating expenses:
Research and development	10,056	8,587	18,503	17,670
Selling, general and administrative	9,902	19,148	20,020	42,833
Gain on settlement of other milestone payable	—	—	—	(3,875)
Total operating expenses	19,958	27,735	38,523	56,628
Loss from operations	(17,640)	(22,197)	(31,576)	(42,647)
Other expense	4,674	14,837	7,989	27,244
Income tax expense	—	—	316	315
Net loss	$(22,314)	$(37,034)	$(39,881)	$(70,206)
Deemed dividend on convertible preferred stock	469	—	938	—
Net loss attributable to common stockholders	$(22,783)	$(37,034)	$(40,819)	$(70,206)

Revenues

Total revenue decreased by 54.5%, or approximately $3.5 million, from $6.4 million in the three months ended June 30, 2016 to $3.0 million for the three months ended June 30, 2017. The decrease in total revenue for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 was primarily attributable to the decline in sales of our ribavirin portfolio products. We recognized previously deferred revenue from our license and collaboration agreements amounting to $1.1 million for each of the three months ended June 30, 2017 and 2016. Service revenue from our affiliate MeiraGTx was $0.2 million and $0.3 million for the three months ended June 30, 2017 and 2016, respectively.

Total revenue decreased by 47.3%, or approximately $7.6 million, from $16.1 million in the six months ended June 30, 2016 to $8.5 million for the six months ended June 30, 2017.  The decrease in total revenue for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 was primarily attributable to the decline in sales of our ribavirin portfolio of products. Total revenue for each of the six months ended June 30, 2017 and 2016 included a $2.0 million milestone payment earned pursuant to a license agreement entered into with Jinghua to develop products using human monoclonal antibodies. We recognized previously deferred revenue from our license and collaboration agreements amounting to $2.2 million for each of the six months ended June 30, 2017 and 2016. Service revenue from our affiliate MeiraGTx was $0.3 million and $0.6 million for the six months ended June 30, 2017 and 2016, respectively.

Foreign product sales represented approximately 25.3% and 3.0% of total product sales for the six months ended June 30, 2017 and 2016, respectively, and 6.6% of total product sales for the three months ended June 30, 2016, the majority of which were sales to the Netherlands. There were no foreign product sales for the three months ended June 30, 2017.

Sales from our ribavirin portfolio continued to decline in 2017, from $4.7 million and $10.9 million for the three and six months ended June 30, 2016, respectively, to $1.3 million and $3.2 million for the three and six months ended June 30, 2017, respectively, as the treatment landscape for chronic HCV infection has rapidly evolved, with multiple ribavirin‑free treatment regimens, including novel direct‑acting antivirals, having entered the market and becoming the new standard of care. As a result, we expect sales of our ribavirin portfolio of products to continue to decline in 2017 and to contribute insignificantly to revenue in 2018 and beyond.

Cost of sales

Cost of sales was $0.3 million and $0.9 million for the three months ended June 30, 2017 and 2016, respectively, and $0.8 million and $2.0 million for the six months ended June 30, 2017 and 2016, respectively, which relates primarily to sales of our ribavirin portfolio of products.

Write‑down of inventory

We recognized $0.4 million of inventory write‑downs during the three months ended June 30, 2017, and $0.7 million and $0.1 million of inventory write-downs during the six months ended June 30, 2017 and 2016, respectively, of our Ribasphere inventory based on our expectation that such inventory will not be sold prior to reaching its product expiration date. We did not recognize any inventory write-downs during the three months ended June 30, 2016.

Research and development expenses

Research and development expenses increased by 17.5%, or approximately $1.5 million, to $10.1 million for the three months ended June 30, 2017 from $8.6 million for the three months ended June 30, 2016. The increase in research and development expense for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016, was primarily related to clinical development costs related to our product candidates KD025 and tesevatinib.

Research and development expenses increased by 4.5%, or approximately $0.8 million, to $18.5 million for the six months ended June 30, 2017 from $17.7 million for the six months ended June 30, 2016. The increase in research and development expense for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016, was primarily related to clinical development costs related to our product candidates KD025 and tesevatinib.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased by 48.0%, or approximately $9.2 million, to $9.9 million for the three months ended June 30, 2017 from $19.1 million for the three months ended June 30, 2016.  The decreases in selling, general and administrative expense is primarily related to a decrease in amortization of intangible assets of $3.4 million as the intangible asset was fully amortized as of December 31, 2016, legal fees of $2.7 million resulting from a legal settlement entered into during June 2016, advisory and consulting fees of $0.8 million resulting from the expiration of an advisory agreement entered into in April 2015, royalty expense of $0.3 million due to a decrease in sales, and employee compensation cost of $1.2 million due to a reduction in headcount, $6.1 million of which are non-cash decreases.

Selling, general and administrative expenses decreased by 53.2%, or approximately $22.8 million, to $20.0 million for the six months ended June 30, 2017 from $42.8 million for the six months ended June 30, 2016. The decreases in selling, general and administrative expense is primarily related to a decrease in amortization of intangible assets of $9.0 million as the intangible asset was fully amortized as of December 31, 2016, severance expense of $3.4 million related to the separation agreement with Dr. Samuel D. Waksal in February 2016, legal fees of $2.7 resulting from a legal settlement entered into during June 2016, advisory and consulting fees of $3.0 million resulting from the expiration of an advisory agreement entered into in April 2015, royalty expense of $0.7 million due to a decrease in sales, and employee compensation cost of $2.4 million due to a reduction in headcount, $13.9 million of which are non-cash decreases.

Gain on settlement of other milestone payable

Gain on settlement of other milestone payable consists of a gain of $3.9 million resulting from the mutual termination agreement entered into with Valeant during the first quarter of 2016.

Other expense

The following table provides components of other expense:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)
	(in thousands)		(in thousands)
Interest expense	$915	$912	$1,817	$1,853
Interest paid‑in‑kind	—	6,776	—	12,348
Amortization of deferred financing costs and debt discount and premium	515	1,396	1,213	2,792
Change in fair value of financial instruments	180	(75)	(726)	(273)
Loss on equity method investment	3,095	5,812	5,729	10,529
Interest and other expense (income)	(31)	16	(44)	(5)
Other expense	$4,674	$14,837	$7,989	$27,244

For the three and six months ended June 30, 2017, other expense consisted primarily of interest expense and other costs related to our debt of $1.4 million and $3.0 million, respectively, loss on equity method investment in MeiraGTx of $3.1 million and $5.7 million, respectively, and $0.2 million of increase in fair value of financial instruments for the three months ended June 30, 2017, partially offset by a decrease in the fair value of financial instruments of $0.7 million for the six months ended June 30, 2017.

For the three and six months ended June 30, 2016, other expense primarily consists of interest expense and other costs related to our debt of $9.1 million and $17.0 million, respectively, a loss on equity method investment of $5.8 million and $10.5 million, respectively, partially offset by a change in the fair value of financial instruments of $0.1 million and $0.3 million for three and six months ended June 30, 2016, respectively.

Income taxes

Historically we were a limited liability company taxed as a C corporation for federal and state tax purposes. On July 26, 2016, we effected the corporate conversion whereby we converted from a Delaware limited liability company to a Delaware corporation pursuant to a statutory conversion. For each of the six months ended June 30, 2017 and 2016, we recorded income tax expense of $0.3 million related to the $2.0 million milestone payments received from Jinghua in the respective periods. No income tax expense was recorded for the three months ended June 30, 2017 and 2016.

Deemed Dividend

We issued 30,000 shares of 5% convertible preferred stock which accrues dividends at a rate of 5% and converts into shares of our common stock at a 20% discount to the price per share of our common stock of $12.00 in the IPO. We accrued dividends on the 5% convertible preferred stock of $0.4 million and $0.8 million for the three and six months ended June 30, 2017. No dividends were accrued for the three and six months ended June 30, 2016. Approximately $1.4 million of accrued dividends that were payable on June 30, 2017 was added to the stated liquidation preference amount of the 5% convertible preferred stock, which totaled $31.4 million at June 30, 2017.

Liquidity and Capital Resources

Overview

Since inception, we have incurred operating losses and anticipate that we will continue to incur operating losses for the next several years. We expect that our research and development and selling, general and administrative expenses will continue to increase as we develop our product candidates. As a result, we will need additional capital to fund our operations, which we may raise through a combination of equity offerings, debt financings, other third‑party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. As set forth in the third amendment to the 2015 Credit Agreement, we are required to maintain certain covenants and to raise $17.0 million of additional equity capital by December 31, 2017. At June 30, 2017, we had $26.2 million in cash and cash equivalents and $2.1 million in restricted cash pursuant to our lease for our headquarters.

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

Going Concern

The accompanying financial statements have been prepared in conformity with GAAP, which contemplate our continuation as a going concern. We have not established a source of revenues sufficient to cover our operating costs, and as such, have been dependent on funding operations through the issuance of debt and sale of equity securities. We expect to incur further losses over the next several years as we develop our business. Further, at June 30, 2017, we had a  working capital deficit of $26.1 million. Our accumulated deficit amounted to $196.5 million and $155.7 million at June 30, 2017 and December 31, 2016, respectively. Net cash used in operating activities was $31.6 million and $21.1 million for the six months ended June 30, 2017 and 2016, respectively.

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

In March 2017, we raised $22.7 million in gross proceeds, $21.3 million net of placement agent fees, from the issuance of 6,767,855 shares of our common stock, at a price of $3.36 per share, and warrants to purchase 2,707,138 shares of our common stock at an initial exercise price of $4.50 per share and a term of 13 months from the date of issuance. In connection with the offering, we had agreed to file a registration statement to register the shares of common stock and the shares of common stock underlying the warrants for resale. Under the agreement, the registration statement had to be filed within 30 days of the closing of the financing and declared effective within the timeline provided in the agreement. If the applicable deadlines were not met, monthly liquidated damages of 2.0% of the subscription amount (with an 8.0% cap) were due to the purchaser. The registration statement was filed on April 10, 2017 and declared effective on April 21, 2017.

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

Sources of Liquidity

Since our inception through June 30, 2017, we have raised net proceeds from the issuance of equity and debt. At June 30, 2017, we had $34.6 million of outstanding loans under the 2015 Credit Agreement.

On, March 31, 2017, the Company entered into the Third Amendment. Pursuant to this amendment, principal payments owed under the 2015 Credit Agreement, in the amount of $380,000 per month, have been deferred until January 31, 2018. Additionally, the parties amended a future capital raising covenant by extending the time period by which the Company is required to raise the remaining $17.0 million of capital by six months, from June 30, 2017 to December 31, 2017. The warrants issued under the 2015 Credit Agreement were amended so that the exercise price was reduced from $10.20 per warrant to $4.50 per warrant and the cashless exercise feature of the warrant was removed in its entirety requiring the holder to pay cash to exercise the warrant. All other material terms of the 2015 Credit Agreement, including the maturity date, remain the same. This summary of the material terms of the Third Amendment is qualified in its entirety by reference to the full text of such amendment which is filed as exhibit 10.1 to the Form 8-K  the Company filed with the SEC on April 3, 2017. As of the date hereof, we are not in default under the terms of the 2015 Credit Agreement. The Company maintained cash and cash equivalents of $26.2 million at June 30, 2017.

The following table sets forth the primary sources and uses of cash and cash equivalents for each period set forth below:

	Six Months Ended
	June 30,
	2017	2016
	(unaudited)
	(in thousands)

Net cash provided by (used in):
Operating activities	$(31,632)	$(21,069)
Investing activities	(309)	(425)
Financing activities	22,074	5,540
Net decrease in cash and cash equivalents	$(9,867)	$(15,954)

Operating Activities

The net cash used in operating activities was $31.6 million for the six months ended June 30, 2017, and consisted primarily of a net loss of $39.9 million adjusted for $15.4 million in non‑cash items, including the depreciation and amortization of fixed assets of $0.9 million, amortization of deferred financing costs, debt discount and debt premium of $1.2 million, loss on equity method investment of $5.7 million and share‑based compensation expense of $7.6 million, as well as, a net decrease in operating assets and liabilities of $7.2 million. The significant items in the change in operating assets and liabilities include a decrease of $3.5 million in accounts payable, accrued expenses and other liabilities,  a decrease in deferred revenue of $2.2 million primarily related to the recognition of the $44.0 million upfront payment from the license agreement with AbbVie, partially offset by a decrease in accounts receivable of $0.4 million due to timing of collections from our customers.  The net loss was primarily driven by selling, general and administrative expenses of $20.0 million, research and development expense related to the advancement of our clinical product candidates of $18.5 million and interest paid on our debt of $1.8 million, partially offset by the net sales (less cost of sales) of our ribavirin portfolio of products of $2.6 million and milestone revenue from our license agreement with Jinghua amounting to $2.0 million.

The net cash used in operating activities was $21.1 million for the six months ended June 30, 2016, and consisted primarily of a net loss of $70.2 million adjusted for non‑cash items, including the amortization of intangible assets of $9.0 million, depreciation and amortization of fixed assets of $1.1 million, amortization of deferred financing costs and debt discount of $2.8 million, fair value of units issued to third parties of $4.9 million, gain on settlement of other milestone payable of $3.9 million, paid‑in‑kind interest expense of $12.3 million, loss on equity method investment of $10.5 million and unit‑based compensation expense of $6.5 million, as well as, a net increase in operating assets and liabilities of $6.0 million. The significant items in the change in operating assets and liabilities include an increase of $7.1 million in accounts payable, accrued expenses and other liabilities, a decrease in accounts receivable of $1.1 million due to timing of collections from our customers and a $0.6 million decrease in inventory related to lower sales of our ribavirin portfolio of products, partially offset by a decrease in deferred revenue of $2.3 million primarily related to the recognition of the $44.0 million upfront payment from the license agreement with AbbVie. The net loss, adjusted for non‑cash items, was primarily driven by selling, general and administrative expenses of $42.8 million, research and development expense related to the advancement of our clinical product candidates of $17.7 million and interest paid on our debt of $1.8 million, partially offset by the net sales (less cost of sales) of our ribavirin portfolio of products of $9.2 million and milestone revenue from our license agreement with Jinghua amounting to $2.0 million.

Investing Activities

Net cash used in investing activities was $0.3 million for the six months ended June 30, 2017 consisting of costs related to the purchase of property and equipment, primarily related to in‑house software. Net cash used in investing activities was $0.4 million for the six months ended June 30, 2016 consisting of costs related to leasehold improvements at our clinical office in Cambridge, MA and the purchase of property and equipment, primarily related to in‑house software purchased to support our internal clinical data management group.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2017 was $22.1 million, consisting primarily of proceeds from the issuance of common stock in our 2017 Private Placement.

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

The expected use of our cash and cash equivalents at June 30, 2017 represents our intentions based upon our current plans and business conditions, which could change in the future as our plans and business conditions evolve. The amounts and timing of our actual expenditures may vary significantly depending on numerous factors, including the progress of our development, the status of, and results from, clinical trials, the potential need to conduct additional clinical trials to obtain approval of our product candidates for all intended indications, as well as any additional collaborations that we may enter into with third parties for our product candidates and any unforeseen cash needs. As a result, our management will retain broad discretion over the allocation of our existing cash and cash equivalents. In addition, we plan to raise additional funds from the issuance of additional equity, and our management will retain broad discretion over the allocation of those funds as well.

Contractual Obligations and Commitments

There have been no material changes in our contractual obligations and commitments during the six months ended June 30, 2017 from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2016.

Off‑balance Sheet Arrangements

During the periods presented we did not have, and we do not currently have, any off‑balance sheet arrangements, as defined under the SEC rules.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Our market risks as of June 30, 2017 have not changed materially from those discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2016.

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

As of June 30, 2017, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)

under the Securities and Exchange Act of 1934, as amended). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of June 30, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception, we have incurred substantial operating losses. Our consolidated net loss was $39.9 million and $70.2 million for the six months ended June 30, 2017 and 2016, respectively. Our accumulated deficit was $196.5 million and $155.7 million at June 30, 2017 and December 31, 2016, respectively.

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

Since our inception, we have incurred substantial indebtedness in order to fund acquisitions, research and development activities and the operations of our commercial pharmaceutical business. At June 30, 2017, we had approximately $34.6 million outstanding under our senior secured non‑convertible term loan (the 2015 Credit Agreement), which has a maturity date of June 17, 2018. We also had approximately $0.1 million of other funded debt. In addition, we have incurred recurring losses from operations and have an accumulated deficit of $196.5 million at June 30, 2017.

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

The development and commercialization of new therapeutics is highly competitive. We face competition (from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide) with respect to our current product candidates and will face competition with respect to any product candidates that we may seek to develop or commercialize in the future. We compete directly with companies that focus on cGVHD, IPF, psoriasis, PKD and NSCLC with brain metastases and/or leptomeningeal metastases, and companies dedicating their resources to novel forms of therapies for these indications. We also face competition from academic research institutions, governmental agencies and other various public and private research institutions. Many of these competitors are attempting to develop therapeutics for our target indications. With the proliferation of new drugs and therapies in these areas, we expect to face increasingly intense competition as new technologies become available. Any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future.

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

Although we plan to pursue all available FDA exclusivities for our product candidates, we may face competition sooner than anticipated. Market and data exclusivity provisions under the Federal Food, Drug, and Cosmetic Act (FDCA) can delay the submission or the approval of certain applications for competing products. The FDCA provides a five‑year period of non‑patent data exclusivity within the United States to the first applicant to gain approval of an NDA for a new chemical entity, running from the time of NDA approval. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the five‑year exclusivity period for a new chemical entity, the FDA may not accept for review an ANDA or a 505(b)(2) NDA submitted by another company that references the previously approved drug. However, the FDA may accept an ANDA or 505(b)(2) NDA for review after four years if it contains a certification of patent invalidity or non‑infringement.

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

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (PPACA), signed into law on March 23, 2010, includes a subtitle called the BPCIA, which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA‑licensed reference biological product. Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12‑year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well‑controlled clinical trials to demonstrate the safety, purity and potency of their product. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation and meaning are subject to uncertainty. While it is uncertain when such processes intended to implement BPCIA may be fully adopted by the FDA, any such processes could have a material adverse effect on the future commercial prospects for our biological products.

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

The FDA regulates the promotion of our products, which may only be promoted within their approved indication for use. Promotional materials and activity must be presented with fair balance of the risks and benefits of any product in a manner which is not otherwise inaccurate or misleading. The FDCA and the FDA’s implementing regulations require that manufacturers label, advertise and promote their products with appropriate safety warnings and adequate directions for their FDA‑approved use. However, the FDA does not have the legal authority to regulate the practice of medicine. Although physicians are permitted, based on their medical judgment, to prescribe products for indications other than those approved by the FDA, manufacturers are prohibited from promoting their products for such off‑label uses. We market our portfolio of ribavirin products which are indicated as part of a combination treatment in adults with chronic HCV infection. We also distribute tetrabenazine tablets, which are indicated for the treatment of chorea and valganciclovir tablets, which are indicated for the treatment of CMV retinitis in patients with AIDS and for the prevention of CMV disease in kidney, heart and kidney‑pancreas transplant patients.

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

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and their respective implementing regulations, imposes requirements, including mandatory contractual terms, on certain covered healthcare providers, health plans, and healthcare clearinghouses, as well as their respective business associates that perform services for them that involve the creation, use, maintenance or disclosure of, individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization.

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

We have entered into consulting agreements, scientific advisory board and other financial arrangements with physicians, including some who prescribe our products and may prescribe our product candidates, if approved. Compensation for some of these arrangements includes the provision of stock options. While these arrangements were structured to comply with all applicable laws, including state and federal anti‑kickback laws, to the extent applicable, regulatory agencies may view these arrangements as prohibited arrangements that must be restructured, or discontinued, or for which we could be subject to other significant penalties. Moreover, while we do not submit claims and our customers make the ultimate decision on how to submit claims, we may provide reimbursement guidance and support to our customers and patients. If a government authority were to conclude that we provided improper advice to our customers and/or encouraged the submission of false claims for reimbursement, we could face action against by government authorities.

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

In addition, we are a party to agreements that transfer responsibility for complying with specified regulatory requirements, such as packaging, storage, advertising, promotion, record‑keeping and submission of safety and other post‑market information on the product or compliance with manufacturing requirements, to our collaborators and third‑party manufacturers. Approved products, manufacturers and manufacturers’ facilities are required to comply with extensive FDA requirements, including ensuring that quality control and manufacturing procedures conform to current good manufacturing practices (cGMP). As such, we and our contract manufacturers, which we are responsible for overseeing and monitoring for compliance, are subject to continual review and periodic inspections to assess compliance with cGMP. Accordingly, we and others with whom we work must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control. The FDA may hold us responsible for any deficiencies or noncompliance of our contract manufacturers in relation to our product candidates and commercial products. If our collaborators or third‑party manufacturers do not fulfill these regulatory obligations, any drugs we market or for which we or they obtain approval may be deemed adulterated, which carries significant legal implications, and may be subject to later restrictions on manufacturing or sale, which could have a material adverse effect on our business.

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

The facilities used by our contract manufacturers to manufacture our product candidates must adhere to FDA requirements, and are subject to inspections that may be conducted after we submit our marketing applications to the FDA in connection with review of our application, and on an ongoing basis relevant to postmarketing compliance. Although we are subject to regulatory responsibility for the quality of products manufactured by our contract manufacturers and oversight of their activities, we do not control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with the regulatory requirements, known as cGMPs, for manufacture of both active drug substances and finished drug products. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, they will be subject to enforcement action, and if substantial noncompliance is identified and not corrected, they may be precluded from manufacturing product for the United States or other markets. In addition, although the FDA will hold us responsible for due diligence in the selection of, and oversight in the operations of, our contract manufacturers, we do not have direct control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority identified significant compliance concerns with our contract manufacturers, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our products or product candidates, if approved.

We have agreements with third‑party manufacturers for the provision of active pharmaceutical ingredient (API), drug product manufacturing and packaging of our commercial products. Reliance on third‑party manufacturers carries additional risks, such as not being able to comply with cGMP or similar regulatory requirements outside the United States. Our failure, or the failure of our third‑party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products.

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

At June 30, 2017, we had 102 full‑time employees. As our development and commercialization plans and strategies develop, we expect to expand our employee base for managerial, operational, sales, marketing, financial and other resources. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. Also, our management may need to divert a disproportionate amount of their attention away from our day‑to‑day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations which may result in weaknesses in our infrastructure, give rise to operational errors, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of existing and additional product candidates. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate and/or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively with others in our industry will depend, in part, on our ability to effectively manage any future growth.

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

Concurrently with the closing of our IPO, we issued 30,000 shares of our convertible preferred stock pursuant to an exchange agreement with holders of our Senior Convertible Term Loan. Holders of the convertible preferred stock shall be entitled to receive a cumulative dividend at an annual rate of 5% of the sum of the original purchase price per share of convertible preferred stock plus any dividend arrearages. In addition, holders of the convertible preferred stock shall be entitled to receive dividends paid or payable on our common stock with respect to the number of shares of our common stock into which each share of convertible preferred stock is then convertible at the then applicable conversion price. Shares of our convertible preferred stock are convertible at any time at the option of the holder into shares of our common stock at a conversion price equal to their original purchase price plus any accrued but unpaid dividends. At June 30, 2017,  3,269,968 shares of our common stock are issuable upon conversion of our convertible preferred stock. This issuance of common stock upon the conversion will dilute the percentage ownership of holders of our common stock by approximately 6.3% at June 30, 2017. The dilutive effect of the conversion of these securities may adversely affect our ability to obtain additional equity financing.

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

Our executive officers, directors and holders of 5% or more of our capital stock, together with their respective affiliates, beneficially owned 56.8% of our capital stock at June 30, 2017, of which 4.9% is beneficially owned by our executive officers. Accordingly, our executive officers, directors and principal stockholders are able to determine the composition of the board of directors, retain the voting power to approve all matters requiring stockholder approval, including mergers and other business combinations, and continue to have significant influence over our operations. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us that you may believe are in your best interests as one of our stockholders. This in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove the board of directors or management.

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

Date: August 3, 2017	By:	/s/ Harlan W. Waksal Harlan W. Waksal President and Chief Executive Officer (Principal Executive Officer)

Date: August 3, 2017	By:	/s/ Konstantin Poukalov Konstantin Poukalov Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date: August 3, 2017	By:	/s/ Charles Darder
Charles Darder Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
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
10.1

Credit Agreement, dated August 28, 2015 between Kadmon Pharmaceuticals, LLC, the guarantors from time to time party thereto, the lenders from time to time party thereto and Perceptive Credit Opportunities Fund, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-1 (File No. 333-211949), filed with the SEC on June 10, 2016).

10.2

Amendment to Credit Agreement, dated October 27, 2015, by and between Kadmon Pharmaceuticals, LLC, the guarantors from time to time party thereto, the lenders from time to time party thereto and Perceptive (incorporated by reference to Exhibit 10.2 to the Registrant's Registration Statement on Form S-1 (File No. 333-211949), filed with the SEC on June 10, 2016).

10.3

Second Waiver and Consent Agreement to Credit Agreement, dated as of June 8, 2016, by and among Kadmon Pharmaceuticals, the guarantors party thereto, the lenders from time to time party thereto and Perceptive Credit Opportunities Fund, L.P. (incorporated by reference to Exhibit 10.3 to the Registrant's Registration Statement on Form S-1 (File No. 333-211949), filed with the SEC on June 10, 2016).

10.4

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

10.6

Fourth Waiver Agreement to Credit Agreement, dated March  22, 2017, by and among Kadmon Pharmaceuticals, LLC, the guarantors from time to time party thereto, the lenders from time to time party thereto and Perceptive Credit Holdings, L.P. (incorporated by reference to Exhibit 10.20 to the Registrant's Annual Report on Form 10-K (File No. 001-37841), filed with the SEC on March 22, 2017).

10.7

Amendment #3 to Credit Agreement, dated March 31, 2017 by and among Kadmon Pharmaceuticals, LLC , the guarantors from time to time party thereto, the lenders from time to time party thereto and Perceptive Credit Holdings, L.P. (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37841), filed with the SEC on April 3, 2017).

10.8

Amendment No. 3 to Credit Agreement, dated March 31, 2017, by and among Kadmon Pharmaceuticals, LLC, the guarantors from time to time party thereto, the lenders from time to time party thereto and Perceptive Credit Holdings, L.P. (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37841), filed with the SEC on April 3, 2017).

10.9

Third Amended and Restated Senior Secured Convertible Credit Agreement ("Third A&R Credit Agreement"), dated August 28, 2015, between Kadmon Pharmaceuticals, LLC, the guarantors from time to time party thereto, the lenders from time to time party thereto and Macquarie US Trading LLC (incorporated by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form S-1 (File No. 333-211949), filed with the SEC on June 10, 2016).

10.10

First Amendment to Third A&R Credit Agreement dated October 27, 2015, between Kadmon Pharmaceuticals, LLC, the guarantors from time to time party thereto, the lenders from time to time party thereto and Macquarie US Trading LLC (incorporated by reference to Exhibit 10.5 to the Registrant's Registration Statement on Form S-1 (File No. 333-211949), filed with the SEC on June 10, 2016).

10.11

Amendment No. 2 to Third A&R Credit Agreement dated June 8, 2016, between Kadmon Pharmaceuticals, LLC, the guarantors from time to time party thereto, the lenders from time to time party thereto and Macquarie US Trading LLC (incorporated by reference to Exhibit 10.6 to the Registrant's Registration Statement on Form S-1 (File No. 333-211949), filed with the SEC on June 10, 2016).

10.12

Form of Amended and Restated Second-Lien Convertible Paid-in-Kind Note (incorporated by reference to Exhibit 10.7 to the Registrant's Registration Statement on Form S-1 (File No. 333-211949), filed with the SEC on June 10, 2016).

10.13

Intercreditor Agreement, dated August 28, 2015, by and between Perceptive Credit Opportunities Fund, LP, Macquarie US Trading LLC, Cortland Capital Market Services LLC, Kadmon Pharmaceuticals, LLC, Kadmon Holdings, LLC and the guarantors from time to time party thereto (incorporated by reference to Exhibit 10.8 to the Registrant's Registration Statement on Form S-1 (File No. 333-211949), filed with the SEC on June 10, 2016).

10.14

First Amended and Restated License Agreement, dated August 13, 2010, by and between Symphony Evolution, Inc. and Kadmon Corporation, LLC (incorporated by reference to Exhibit 10.9 to the Registrant's Registration Statement on Form S-1 (File No. 333-211949), filed with the SEC on June 10, 2016).

10.15

First Amendment to First Amended and Restated License Agreement, dated December 11, 2012, by and between Symphony Evolution, Inc. and Kadmon Corporation, LLC (incorporated by reference to Exhibit 10.10 to the Registrant's Registration Statement on Form S-1 (File No. 333-211949), filed with the SEC on June 10, 2016).

10.16

Second Amendment to First Amended and Restated License Agreement, dated March 28, 2013, by and between Symphony Evolution, Inc. and Kadmon Corporation, LLC (incorporated by reference to Exhibit 10.11 to the Registrant's Registration Statement on Form S-1 (File No. 333-211949), filed with the SEC on June 10, 2016).

10.17

Third Amendment to First Amended and Restated License Agreement, dated October 31, 2013, by and between Symphony Evolution, Inc. and Kadmon Corporation, LLC (incorporated by reference to Exhibit 10.12 to the Registrant's Registration Statement on Form S-1 (File No. 333-211949), filed with the SEC on June 10, 2016).

10.18

Fourth Amendment to First Amended and Restated License Agreement, dated May 1, 2014, by and between Symphony Evolution, Inc. and Kadmon Corporation, LLC (incorporated by reference to Exhibit 10.13 to the Registrant's Registration Statement on Form S-1 (File No. 333-211949), filed with the SEC on June 10, 2016).

10.19

Fifth Amendment to First Amended and Restated License Agreement, dated June 11, 2014, by and between Symphony Evolution, Inc. and Kadmon Corporation, LLC (incorporated by reference to Exhibit 10.14 to the Registrant's Registration Statement on Form S-1 (File No. 333-211949), filed with the SEC on June 10, 2016).

10.20

Sixth Amendment to First Amended and Restated License Agreement, dated September 30, 2014, by and between Symphony Evolution, Inc. and Kadmon Corporation, LLC (incorporated by reference to Exhibit 10.15 to the Registrant's Registration Statement on Form S-1 (File No. 333-211949), filed with the SEC on June 10, 2016).

10.21

Sub-license Agreement, dated April 8, 2011, by and among NT Life Sciences, LLC, Kadmon Pharmaceuticals, LLC and Surface Logix, Inc. (incorporated by reference to Exhibit 10.17 to the Registrant's Registration Statement on Form S-1 (File No. 333-211949), filed with the SEC on June 10, 2016).

10.22

Non-Exclusive License and Compound Library Sale Agreement, dated November 18, 2011, by and between Chiromics, LLC and Kadmon Corporation, LLC (incorporated by reference to Exhibit 10.18 to the Registrant's Registration Statement on Form S-1 (File No. 333-211949), filed with the SEC on June 10, 2016).

10.23

License Agreement, dated June 17, 2013, by and between Kadmon Pharmaceuticals, LLC and AbbVie Inc. (incorporated by reference to Exhibit 10.21 to the Registrant's Registration Statement on Form S-1 (File No. 333-211949), filed with the SEC on June 10, 2016).

10.24

First Amendment to the License Agreement, dated May 22, 2014, by and between Kadmon Pharmaceuticals, LLC and AbbVie Inc. (incorporated by reference to Exhibit 10.22 to the Registrant's Registration Statement on Form S-1 (File No. 333-211949), filed with the SEC on June 10, 2016).

10.25

Amendment and Modification Agreement, dated October 2, 2014, by and between Kadmon Pharmaceuticals, LLC and AbbVie Inc. (incorporated by reference to Exhibit 10.23 to the Registrant's Registration Statement on Form S-1 (File No. 333-211949), filed with the SEC on June 10, 2016).

10.26

Third Amendment to the License Agreement, dated May 2015, by and between Kadmon Pharmaceuticals, LLC and AbbVie Inc. (incorporated by reference to Exhibit 10.24 to the Registrant's Registration Statement on Form S-1 (File No. 333-211949), filed with the SEC on June 10, 2016).

10.27

Supply Agreement, dated June 17, 2013, by and between Kadmon Pharmaceuticals, LLC and AbbVie Bahamas Ltd. (incorporated by reference to Exhibit 10.25 to the Registrant's Registration Statement on Form S-1 (File No. 333-211949), filed with the SEC on June 10, 2016).

10.28

Non-Exclusive Patent License Agreement, dated June 20, 2008, by and among Three Rivers Pharmaceuticals, LLC, Zydus Pharmaceuticals USA, Inc., and Cadila Healthcare Limited d/b/a Zydus-Cadila (incorporated by reference to Exhibit 10.27 to the Registrant's Registration Statement on Form S-1 (File No. 333-211949), filed with the SEC on June 10, 2016).

10.29

Collaboration and License Agreement, dated November 20, 2015, by and between Kadmon Pharmaceuticals, LLC and Jinghua Pharmaceutical Group Co., Ltd. (incorporated by reference to Exhibit 10.30 to the Registrant's Registration Statement on Form S-1 (File No. 333-211949), filed with the SEC on June 10, 2016).

10.30

Supply and Distribution Agreement, dated February 23, 2016, by and between Kadmon Pharmaceuticals, LLC and Camber Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.31 to the Registrant's Registration Statement on Form S-1 (File No. 333-211949), filed with the SEC on June 10, 2016).

10.31

Amendment to Supply and Distribution Agreement, dated May 20, 2016, by and between Kadmon Pharmaceuticals, LLC and Camber Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.32 to the Registrant's Registration Statement on Form S-1 (File No. 333-211949), filed with the SEC on June 10, 2016).

10.32

Second Amendment to Supply and Distribution Agreement, dated August 23, 2016, by and among Kadmon Pharmaceuticals, LLC and Camber Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.8 to the Registrant's Annual Report on Form 10-K (File No. 001-37841), filed with the SEC on March 22, 2017).

10.33

Third Amendment to Supply and Distribution Agreement, dated February 13, 2017, by and among Kadmon Pharmaceuticals, LLC and Camber Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-K (File No. 001-37841), filed with the SEC on March 22, 2017).

10.34

Employment Agreement between Kadmon Corporation, LLC and Harlan W. Waksal, M.D., dated effective as of November 1, 2015 (incorporated by reference to Exhibit 10.33 to the Registrant's Registration Statement on Form S-1 (File No. 333-211949), filed with the SEC on June 10, 2016).

10.35

Employment Agreement between Kadmon Corporation, LLC and Konstantin Poukalov, effective as of November 1, 2015 (incorporated by reference to Exhibit 10.34 to the Registrant's Registration Statement on Form S-1 (File No. 333-211949), filed with the SEC on June 10, 2016).

10.36

Employment Agreement between Kadmon Corporation, LLC and Steven N. Gordon, dated and effective as of July 1, 2015 (incorporated by reference to Exhibit 10.35 to the Registrant's Registration Statement on Form S-1 (File No. 333-211949), filed with the SEC on June 10, 2016).

10.37

Separation Agreement, dated February 3, 2016, by and between Kadmon Holdings, LLC and Samuel D. Waksal, Ph.D. (incorporated by reference to Exhibit 10.36 to the Registrant's Registration Statement on Form S-1 (File No. 333-211949), filed with the SEC on June 10, 2016).

10.38

Lease Agreement, dated October 28, 2010, by and between ARE-East River Science Park, LLC and Kadmon Pharmaceuticals, LLC (incorporated by reference to Exhibit 10.37 to the Registrant's Registration Statement on Form S-1 (File No. 333-211949), filed with the SEC on June 10, 2016).

10.39

First Amendment to Lease Agreement, dated July 1, 2011, by and between ARE-East River Science Park, LLC and Kadmon Pharmaceuticals, LLC (incorporated by reference to Exhibit 10.38 to the Registrant's Registration Statement on Form S-1 (File No. 333-211949), filed with the SEC on June 10, 2016).

10.40

Second Amendment to Lease Agreement, dated November 16, 2011, by and between ARE-East River Science Park, LLC and Kadmon Pharmaceuticals, LLC (incorporated by reference to Exhibit 10.39 to the Registrant's Registration Statement on Form S-1 (File No. 333-211949), filed with the SEC on June 10, 2016).

10.41

Third Amendment to Lease Agreement, dated January 4, 2013, by and between ARE-East River Science Park, LLC and Kadmon Pharmaceuticals, LLC (incorporated by reference to Exhibit 10.40 to the Registrant's Registration Statement on Form S-1 (File No. 333-211949), filed with the SEC on June 10, 2016).

10.42

Fourth Amendment to Lease Agreement, dated July 25, 2013, by and between ARE-East River Science Park, LLC and Kadmon Pharmaceuticals, LLC (incorporated by reference to Exhibit 10.41 to the Registrant's Registration Statement on Form S-1 (File No. 333-211949), filed with the SEC on June 10, 2016).

10.43

Kadmon Holdings, LLC 2014 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.43 to the Registrant's Registration Statement on Form S-1 (File No. 333-211949), filed with the SEC on June 10, 2016).

10.44

Form of Kadmon Holdings, Inc. 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.44 to the Registrant's Registration Statement on Form S-1/A (File No. 333-211949), filed with the SEC on July 26, 2016).

10.45

Form of Kadmon Holdings, Inc. 2016 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.45 to the Registrant's Registration Statement on Form S-1/A (File No. 333-211949), filed with the SEC on July 26, 2016).

10.46	Form of 2013 Warrant (incorporated by reference to Exhibit 10.46 to the Registrant's Registration Statement on Form S-1 (File No. 333-211949), filed with the SEC on June 10, 2016).
10.47	Form of 2013/2014 Warrant (incorporated by reference to Exhibit 10.47 to the Registrant's Registration Statement on Form S-1 (File No. 333-211949), filed with the SEC on June 10, 2016).
10.48	Form of 2015 Warrant (incorporated by reference to Exhibit 10.48 to the Registrant's Registration Statement on Form S-1 (File No. 333-211949), filed with the SEC on June 10, 2016).
10.49

Exchange Agreement ("Exchange Agreement") dated June 8, 2016 by and among Kadmon Holdings, LLC, Kadmon Pharmaceuticals, LLC and the lenders under the Third Amended and Restated Convertible Credit Agreement (incorporated by reference to Exhibit 10.49 to the Registrant's Registration Statement on Form S-1 (File No. 333-211949), filed with the SEC on June 10, 2016).

10.50

Securities Purchase Agreement, dated March 8, 2017, by and among Kadmon Holdings, Inc. and the investors referenced therein (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K Amendment No. 2 (File No. 001-37841), filed with the SEC on March 9, 2017).

10.51

Registration Rights Agreement dated August 28, 2015 by and among Kadmon Holdings, LLC and the holders of the second-lien convertible paid-in-kind notes. (incorporated by reference to Exhibit 10.53 to the Registrant's Registration Statement on Form S-1/A (File No. 333-211949), filed with the SEC on July 7, 2016).

10.52

Registration Rights Agreement by and between Kadmon Holdings, Inc. and the lenders under the Third Amended and Restated Convertible Credit Agreement (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37841), filed with the SEC on August 1, 2016).

10.53

Registration Rights Agreement, dated March 8, 2017, by and among Kadmon Holdings, Inc. and the investors referenced therein (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K Amendment No. 2 (File No. 001-37841), filed with the SEC on March 9, 2017).

10.54

Form of Indemnification to be entered into by Kadmon Holdings, Inc. and each of its directors, executive officers and certain key employees (incorporated by reference to Exhibit 10.55 to the Registrant's Registration Statement on Form S-1/A (File No. 333-211949), filed with the SEC on July 14, 2016).

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
101*

The following materials from the Kadmon Holdings, Inc. Form 10-Q for the quarter ended June 30, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2017 and 2016, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016, and (iv) Notes to the Financial Statements.

*	Filed herewith.
**	Furnished herewith.