Form 10-Q
period 2017-09-30
Kadmon Holdings, Inc.
filed 2017-11-09
CIK 1557142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________________

FORM 10-Q

_______________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

The number of shares of the registrant’s common stock outstanding as of November 6, 2017 was 78,643,307.

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

Forward‑looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward‑looking statements. We believe that these factors include, but are not limited to, the following:

•	the initiation, timing, progress and results of our preclinical studies and clinical trials, and our research and development programs;
•	our ability to advance product candidates into, and successfully complete, clinical trials;
•	our reliance on the success of our product candidates;
•	the timing or likelihood of regulatory filings and approvals;
•	our ability to expand our sales and marketing capabilities;
•	the commercialization of our product candidates, if approved;
•	the pricing and reimbursement of our product candidates, if approved;
•	the implementation of our business model, strategic plans for our business, product candidates and technology;
•	the scope of protection that we are able to establish and maintain for intellectual property rights covering our product candidates and technology;
•	our ability to operate our business without infringing the intellectual property rights and proprietary technology of third parties;
•	costs associated with defending, if any, intellectual property infringement, product liability and other claims;
•	regulatory developments in the United States, Europe and other jurisdictions;
•	estimates of our expenses, future revenues, capital requirements and our needs for additional financing;
•	the potential benefits of strategic collaboration agreements and our ability to enter into strategic arrangements;
•	our ability to maintain and establish collaborations or obtain additional grant funding;
•	the rate and degree of market acceptance, if any, of our product candidates;
•	developments relating to our competitors and our industry, including competing therapies;
•	our ability to effectively manage our anticipated growth;
•	our ability to attract and retain qualified employees and key personnel;
•	our ability to achieve cost savings and benefits from our efforts to streamline our operations and to not harm our business with such efforts;
•	our expectations regarding the period during which we qualify as an emerging growth company under the Jumpstart Our Business Startups Act (JOBS Act);
•	statements regarding future revenue, hiring plans, expenses, capital expenditures, capital requirements and share performance;
•	litigation, including costs associated with prosecuting or defending pending or threatened claims and any adverse outcomes or settlements not covered by insurance;
•	our expected use of cash and cash equivalents and other sources of liquidity;
•	the future trading price of the shares of our common stock and impact of securities analysts’ reports on these prices; and/or
•	other risks and uncertainties, including those listed under the caption “Risk Factors.”

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

Kadmon Holdings, Inc.

Consolidated balance sheets

(in thousands, except share amounts)

	September 30,	December 31,
	2017	2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$73,605	$36,093
Accounts receivable, net	222	655
Accounts receivable from affiliates	715	555
Inventories, net	212	1,950
Deferred offering costs	—	56
Prepaid expenses and other current assets	1,735	978
Total current assets	76,489	40,287
Fixed assets, net	4,720	5,427
Goodwill	3,580	3,580
Restricted cash	2,116	2,116
Investment, at cost	3,542	3,542
Investment, equity method	120	7,599
Other noncurrent assets	15	5
Total assets	$90,582	$62,556

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$10,883	$6,296
Accrued expenses	8,515	12,150
Deferred revenue – current	4,400	4,400
Fair market value of financial instruments – current	1,982	—
Secured term debt – current, net	33,192	1,900
Total current liabilities	58,972	24,746
Deferred revenue – net of current portion	20,717	24,017
Deferred rent	3,545	4,377
Deferred tax liability	1,376	1,376
Fair market value of financial instruments – noncurrent	—	3,305
Other long term liabilities	538	1,250
Secured term debt – noncurrent, net	—	28,677
Total liabilities	85,148	87,748
Commitments and contingencies (Note 15 and 16)
Stockholders’ equity (deficit):
Convertible Preferred Stock, $0.001 par value; 10,000,000 shares authorized at September 30, 2017 and December 31, 2016, respectively; 30,000 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	39,730	38,302
Common Stock, $0.001 par value; 200,000,000 shares authorized at September 30, 2017 and December 31, 2016; 74,121,521 and 45,078,666 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	74	45
Additional paid-in capital	184,347	92,166
Accumulated deficit	(218,717)	(155,705)
Total stockholders’ equity (deficit)	5,434	(25,192)
Total liabilities and stockholders’ equity (deficit)	$90,582	$62,556

See accompanying notes to consolidated financial statements

Kadmon Holdings, Inc.

Consolidated statements of operations (unaudited)

(in thousands,  except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues
Net sales	$1,036	$4,345	$5,070	$15,504
License and other revenue	1,241	1,350	5,730	6,274
Total revenue	2,277	5,695	10,800	21,778
Cost of sales	277	880	1,110	2,845
Write-down of inventory	933	129	1,676	266
Gross profit	1,067	4,686	8,014	18,667
Operating expenses:
Research and development	11,775	9,631	30,278	27,301
Selling, general and administrative	9,121	48,426	29,141	91,259
Gain on settlement of payable	—	(256)	—	(4,131)
Total operating expenses	20,896	57,801	59,419	114,429
Loss from operations	(19,829)	(53,115)	(51,405)	(95,762)
Other expense (income):
Interest income	(11)	(14)	(44)	(21)
Interest expense	1,469	54,023	4,499	71,016
Loss on extinguishment of debt	—	11,176	—	11,176
Change in fair value of financial instruments	(1,340)	(2,878)	(2,066)	(3,151)
Loss on equity method investment	1,750	1,741	7,479	12,270
Other loss (income)	6	1	(5)	3
Total other expense	1,874	64,049	9,863	91,293
Loss before income tax expense	(21,703)	(117,164)	(61,268)	(187,055)
Income tax expense	—	—	316	315
Net loss	$(21,703)	$(117,164)	$(61,584)	$(187,370)
Deemed dividend on convertible preferred stock	490	21,264	1,428	21,264
Net loss attributable to common stockholders	$(22,193)	$(138,428)	$(63,012)	$(208,634)

Basic and diluted net loss per share of common stock	$(0.42)	$(4.24)	$(1.25)	$(12.65)
Weighted average basic and diluted shares of common stock outstanding	52,572,880	32,678,259	50,331,163	16,487,715

See accompanying notes to consolidated financial statements

Kadmon Holdings, Inc.

Consolidated statements of stockholders’ equity (deficit) (unaudited)

(in thousands, except share amounts)

	Preferred stock		Common stock		Additional paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	Deficit	Total
Balance, December 31, 2016	30,000	$38,302	45,078,666	$45	$92,166	$(155,705)	$(25,192)
Share-based compensation expense	—	—	—	—	10,558	—	10,558
Common stock issued in private placement, net	—	—	6,767,855	7	19,209	—	19,216
Common stock and warrants issued in public offering, net	—	—	22,275,000	22	62,414	—	62,436
Beneficial conversion feature on convertible preferred stock	—	286	—	—	—	(286)	—
Accretion of dividends on convertible preferred stock	—	1,142	—	—	—	(1,142)	—
Net loss	—	—	—	—	—	(61,584)	(61,584)
Balance, September 30, 2017	30,000	$39,730	74,121,521	$74	$184,347	$(218,717)	$5,434

See accompanying notes to consolidated financial statements

Kadmon Holdings, Inc.

Consolidated statements of cash flows (unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(61,584)	$(187,370)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of fixed assets	1,389	1,727
Amortization of intangible asset	—	12,470
Write-down of inventory	1,676	266
Loss on extinguishment of debt / conversion of debt	—	11,176
Write-off of deferred financing costs and debt discount	—	3,820
Amortization of deferred financing costs	382	1,176
Amortization of debt discount	1,721	2,548
Amortization of debt premium	(376)	—
Share-based compensation	10,558	42,262
Gain on settlement of payable	—	(4,131)
Bad debt expense	—	7
Change in fair value of financial instruments	(2,066)	(3,151)
Beneficial conversion feature expense on warrants	—	1,745
Beneficial conversion feature expense on convertible debt	—	44,170
Fair value of units issued to consultants	—	3,000
Fair value of shares / units issued in settlement of obligation	—	4,360
Paid-in-kind interest	—	14,695
Loss on equity method investment	7,479	12,270
Changes in operating assets and liabilities:
Accounts receivable, net	273	480
Inventories, net	62	922
Prepaid expenses and other assets	(766)	(432)
Accounts payable	4,497	2,593
Accrued expenses, other liabilities and deferred rent	(5,800)	981
Deferred revenue	(3,300)	(3,376)
Net cash used in operating activities	(45,855)	(37,792)

Cash flows from investing activities:
Purchases of fixed assets	(474)	(531)
Net cash used in investing activities	(474)	(531)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net	83,861	—
Payment of financing costs	(20)	—
Proceeds from issuance of common stock in IPO, net	—	69,750
Payments of initial public offering costs	—	(2,551)
Payment of financing costs related to debt exchange agreements	—	(534)
Principal payments on secured term debt	—	(380)
Proceeds from issuance of Class E redeemable convertible units, net	—	5,500
Proceeds from exercise of stock options	—	41
Net cash provided by financing activities	83,841	71,826
Net increase in cash and cash equivalents	37,512	33,503
Cash and cash equivalents, beginning of period	36,093	21,498
Cash and cash equivalents, end of period	$73,605	$55,001

Supplemental cash flow disclosures:
Cash paid for interest	$2,756	$2,798
Cash paid for taxes	353	327
Non-cash investing and financing activities:
Units issued in settlement of obligation	—	11,725
Capitalized lease obligations	208	230
Cost method investment in affiliate	—	1,242

Unpaid financing/offering costs	558	743
Beneficial conversion feature on convertible preferred stock	286	7,567
Accretion of dividends on convertible preferred stock	1,142	266
Beneficial conversion feature on Class E Units at IPO	—	13,431
Conversion of Class E Units into common stock	—	83,628
Conversion of convertible debt into common stock	—	176,615
Conversion of convertible debt into convertible preferred stock	—	30,000
Fair value of warrants issued in private placement	1,651	—
Fair value of modification to lender warrants	908	—

See accompanying notes to consolidated financial statements

Kadmon Holdings, Inc.

Notes to consolidated financial statements (unaudited)

1. Organization

Nature of Business

Kadmon Holdings, Inc. (together with its subsidiaries, “Kadmon” or “Company”) is a fully integrated biopharmaceutical company engaged in the discovery, development and commercialization of small molecules and biologics to address disease areas of significant unmet medical needs. The Company is actively developing product candidates in a number of indications within autoimmune and fibrotic diseases, oncology and genetic diseases. The Company leverages its multi‑disciplinary research and clinical development team members to identify and pursue a diverse portfolio of novel product candidates, both through in-licensing products and employing its small molecule and biologics platforms. By retaining global commercial rights to its lead product candidates, the Company believes that it has the ability to progress these candidates while maintaining flexibility for commercial and licensing arrangements. The Company expects to continue to progress its clinical candidates and have further clinical trial events throughout 2017 and 2018.

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

Liquidity

The Company had an accumulated deficit of $218.7 million and working capital of $17.5 million at September 30, 2017. For the  nine months ended September 30, 2017, the Company earned a $2.0 million milestone payment pursuant to a license agreement entered into with Jinghua to develop products using human monoclonal antibodies. The Company also raised gross proceeds of $22.7 million in March 2017 ($21.3 million net of placement agent fees) and gross proceeds of $80.4 million in September 2017 ($75.5 million net of underwriting fees, commissions and financial advisory fees) of which $66.8 million of gross proceeds closed in September 2017 and the remaining $13.6 million of gross proceeds closed in October 2017. These raises, in total, together with its existing cash, are expected to enable the Company to advance its planned Phase 2 clinical studies for KD025 and tesevatinib, advance certain of its other pipeline product candidates and provide for other working capital purposes.

On March 31, 2017, the Company entered into its third amendment to the 2015 Credit Agreement (the “Third Amendment”). Pursuant to the Third Amendment, principal payments owed under the 2015 Credit Agreement, in the amount of $380,000 per month, were deferred until January 31, 2018. Additionally, the parties amended a future capital raising covenant by extending the time period by which the Company was required to raise the remaining $17.0 million of capital by six months, from June 30, 2017 to December 31, 2017, which was satisfied in September 2017. All other material terms of the 2015 Credit Agreement, including the maturity date, remain the same. The Company maintained cash and cash equivalents of $73.6 million at September 30, 2017. The Company’s cash and cash equivalents of $73.6 million at September 30, 2017 would have been $86.3 million, however $12.7 million of the net proceeds from the September 2017 financing was not received until October 6, 2017.

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

At September 30, 2017 the Company had working capital of $17.5 million. Accumulated deficit amounted to $218.7 million and $155.7 million at September 30, 2017 and December 31, 2016, respectively. Net cash used in operating activities was $45.9 million and $37.8 million for the nine months ended September 30, 2017 and 2016, respectively. The Company anticipates that it will need to raise additional capital to fund its continued operations. The Company may not be successful in its efforts to raise additional funds or achieve profitable operations. Amounts raised will be used for further development of the Company’s product candidates, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. Even if the Company is able to raise additional funds through the sale of its equity securities, or loans from financial institutions, the Company’s cash needs could be greater than anticipated in which case it could be forced to raise additional capital.

In September 2017, the Company raised $80.4 million in gross proceeds ($75.5 million net of $4.9 million in underwriting fees, commissions and financial advisory fees) from the issuance of 26,775,000 shares of common stock and warrants to purchase 10,710,000 shares of common stock at an initial exercise price of $3.35 per share for a term of 5 years from the date of issuance at a combined price of $3.001 per share and accompanying warrant (“2017 Public Offering”). Gross proceeds of $66.8 million and the issuance of 22,275,000 shares of common stock and warrants to purchase 8,910,000 shares of common stock closed in September 2017 and the remaining $13.6 million of gross proceeds and the issuance of 4,500,000 shares of common stock and warrants to purchase 1,800,000 shares of common stock closed in October 2017. In March 2017, the Company raised $22.7 million in gross proceeds ($21.3 million net of $1.4 million in placement agent fees) from the issuance of 6,767,855 shares of common stock, at a price of $3.36 per share, and warrants to purchase 2,707,138 shares of common stock at an initial exercise price of $4.50 per share for a term of 13 months from the date of issuance (“2017 Private Placement”). At the present time, the Company has no commitments for any additional financing, and there can be no assurance that, if needed, additional capital will be available to the Company on commercially acceptable terms or at all. If the Company cannot obtain the needed capital, it may not be able to become profitable and may have to curtail or cease its operations. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern.

3. Summary of Significant Accounting Policies

Basis of Presentation

The Company operates in one segment considering the nature of the Company’s products and services, class of customers, methods used to distribute the products and the regulatory environment in which the Company operates. In the fourth quarter of 2016, the Company adopted ASU 2016-09, “Compensation—Stock Compensation”. As a result of applying this policy election, the Company recorded $0.8 million in additional share-based compensation expense during 2016, $0.2 million and $0.8 million of which was recorded in the three and nine months ended September 30, 2016, respectively, as compared to the reported amounts in prior periods.

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements include the accounts of Kadmon Holdings, Inc. and its domestic and international subsidiaries, all of which are wholly owned.

Interim Financial Statements

The accompanying financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the final results that may be expected for the year ended December 31, 2017. These unaudited financial statements should be read in conjunction with the audited financial statements in Item 15 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which provides guidance for revenue recognition. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of ASU 2014-09 by one year, but permits companies to adopt one year earlier if they choose (i.e. the original effective date). As such, ASU 2014- 09 will be effective for annual and interim reporting periods beginning after December 15, 2017. In March and April 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Consideration (Reporting Revenue Gross versus Net) and ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, respectively, which clarify the guidance on reporting revenue as a principal versus agent, identifying performance obligations and accounting for intellectual property licenses. In addition, in May 2016 and December 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients and ASU No. 2016-20, Technical Corrections

and Improvements to Topic 606, Revenue from Contracts with Customers, both of which amend certain narrow aspects of Topic 606. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. As such, an entity will need to use more judgment and make more estimates than under the current guidance. The Company performed a preliminary assessment of the impact of ASU 2014-09 on its consolidated financial statements. The Company has evaluated all historical revenue generating activities to assess changes in performance obligations, timing of recognition and the related financial statement disclosures.  The guidance requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. Based on the initial evaluation of the Company’s historical revenue generating contracts, the Company believes that most of its historical revenue generating contracts will be recorded in a materially consistent manner under both the current and the new guidance. The Company anticipates adopting this standard on January 1, 2018 using the full retrospective transition method, applying the practical expedient for contract modifications, which allows a company to aggregate the impact of all modifications entered into prior to the earliest period presented. While the Company is still finalizing its assessment, the Company does not expect the adoption of this standard to have a significant impact on its consolidated financial statements, however, enhanced disclosures will be required.

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

4.  Stockholders’ Equity (Deficit)

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

5% Convertible Preferred Stock

The Company had 30,000 shares of 5% convertible preferred stock outstanding at September 30, 2017 which converts into shares of the Company’s common stock at a 20% discount to the price per share of common stock in the IPO of $12.00 per share. The Company accrued dividends on the 5% convertible preferred stock of $0.3 million and $1.1 million for the three and nine months ended September 30, 2017, respectively, and $0.3 million for each of the three and nine months ended September 30, 2016. The Company calculated a deemed dividend of $0.1 million on the $0.3 million of accrued dividends for the three months ended September 30, 2017 and $0.3 million on the $1.1 million of accrued dividends for the nine months ended September 30, 2017, which equals the 20% discount to the IPO price of the Company’s common stock of $12.00 per share, a beneficial conversion feature. The Company calculated a deemed dividend of $0.1 million on the $0.3 million of accrued dividends for both the three and nine months ended September 30, 2016. Approximately $1.4 million of accrued dividends that were payable on June 30, 2017 was added to the stated liquidation preference amount of the 5% convertible preferred stock. The stated liquidation preference amount on the 5% convertible preferred stock totaled $31.4 million at September 30, 2017.

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

During the nine months ended September 30, 2017,  the Company raised $80.4 million in gross proceeds, $75.5 million net of $4.9 million in underwriting fees, commissions and financial advisory fees, from the issuance of 26,775,000 shares of common stock and warrants to purchase 10,710,000 shares of common stock at an initial exercise price of $3.35 per share for a term of 5 years from the date of issuance at a combined price of $3.001 per share and accompanying warrant. Gross proceeds of $66.8 million and the issuance of 22,275,000 shares of common stock and warrants to purchase 8,910,000 shares of common stock closed in September 2017 and the remaining $13.6 million of gross proceeds and the issuance of 4,500,000 shares of common stock and warrants to purchase 1,800,000 shares of common stock closed in October 2017. The Company received net proceeds of $63.0 million associated with the common stock and warrants in September 2017. The Company allocated $44.5 million to the common stock which was recorded as common stock and additional paid in capital and allocated $18.4 million to the warrants which was recorded to additional paid in capital.

The Company also raised $22.7 million in gross proceeds, $21.3 million net of $1.4 million in placement agent fees, from the issuance of 6,767,855 shares of common stock, at a price of $3.36 per share, and warrants to purchase 2,707,138 shares of common stock at an initial exercise price of $4.50 per share for a term of 13 months from the date of issuance. In connection with the 2017 Private Placement, the Company agreed to file a registration statement to register the shares of common stock and the shares of common stock underlying the warrants for resale. Under the agreement, the registration statement had to be filed within 30 days of the closing of the financing and declared effective within the timeline provided in the agreement. If the applicable deadlines were not met, monthly liquidated damages of 2.0% of the subscription amount (with an 8.0% cap) were due to the purchaser. The registration statement was filed on April 10, 2017 and declared effective on April 21, 2017.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Numerator – basic and diluted:
Net loss available to common stockholders	$(22,193)	$(138,428)	$(63,012)	$(208,634)
Denominator – basic and diluted:
Weighted average common shares outstanding used to compute basic and diluted net loss per share	52,572,880	32,678,259	50,331,163	16,487,715
Net loss per share, basic and diluted	$(0.42)	$(4.24)	$(1.25)	$(12.65)

The amounts in the table below were excluded from the calculation of diluted net loss per share, due to their anti-dilutive effect:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Convertible preferred stock	3,310,843	3,159,688	3,310,843	3,159,688
Options to purchase common stock	6,067,447	3,245,743	6,067,447	3,245,743
Warrants to purchase common stock	12,945,590	1,328,452	12,945,590	1,328,452
Total shares of common stock equivalents	22,323,880	7,733,883	22,323,880	7,733,883

6. Commercial Partnership

On June 17, 2013, the Company entered into a series of agreements with AbbVie, Inc. (“AbbVie”),  related to certain of our ribavirin products. Pursuant to an asset purchase agreement, as amended, we sold marketing authorizations and related assets for ribavirin in certain countries outside the United States. The Company received upfront payments totaling $64.0 million, and could have received additional contingent payments totaling $51.0 million based on the achievement of certain milestones. The Company did not earn any such milestones during the nine months ended September 30, 2017.

Of the $64.0 million upfront payment, $44.0 million was considered allocable to the domestic licensing arrangement and was recorded as deferred revenue to be recognized over the 10 year term of the agreement. The Company will recognize the upfront payment to revenue on a straight‑line basis over the life of the agreement. The Company recognized $3.3 million of the upfront consideration to license revenue during each of the nine months ended September 30, 2017 and 2016 and $1.1 million during each of the three months ended September 30, 2017 and 2016.  At September 30, 2017 and December 31, 2016,  $25.1 million and $28.4 million is recorded as deferred revenue, respectively, of which $4.4 million is short‑term in each period.

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

Since the royalties earned from the resale of ribavirin products by AbbVie under the domestic license agreement did not exceed the $3.0 million annual prepayment in 2015, the Company refunded approximately $2.1 million of the prepaid royalty to AbbVie as a credit against future purchases during the year ended December 31, 2016. Furthermore, the Company was required to refund approximately $2.9 million of the prepaid royalty to AbbVie resulting from the resale of certain ribavirin products by AbbVie during 2016. The Company settled approximately $2.9 million and $0.7 million of the prepaid royalty refund as of September 30, 2017 and December 31, 2016, respectively, and therefore has no refunds of prepaid royalties due to Abbvie at September 30, 2017. The Company had recorded an accrued expense of $2.2 million at December 31, 2016.

The Company has a continuing obligation to supply ribavirin products, maintain the marketing authorization for certain ribavirin products and maintain the intellectual property for Ribasphere and RibaPak through the term of the agreements ending December 31, 2020.

7. Debt

The Company is a party to one credit agreement in the following amount (in thousands):

	September 30,	December 31,
	2017	2016

Secured term debt due June 17, 2018 (A)	$34,620	$34,620

Total debt before fees, interest and debt discount/premium	34,620	34,620
Less: Deferred financing costs	(355)	(737)
Debt discount	(1,605)	(3,306)
Add: Debt premium	532	—
Total debt payable	$33,192	$30,577

Debt payable, current portion	$33,192	$1,900
Debt payable, long-term	$—	$28,677

A.Secured Term Debt

August 2015 Secured Term Debt

In August 2015, the Company entered into a secured term loan in the amount of $35.0 million with two lenders (“2015 Credit Agreement”). The interest rate on the loan is LIBOR plus 9.375% with a 1% floor. The Company incurred and paid a $788,000 commitment fee in connection with the loan that will be amortized to interest expense over the term of the agreement. The basic terms of the loan require monthly payments of interest only, through the first anniversary date of the loan, and require the Company to maintain certain financial covenants requiring the Company to maintain a minimum liquidity amount and minimum revenue levels beginning after June 30, 2016 through August 1, 2016, the date the Company consummated its IPO. Beginning on the first anniversary date of the loan, the Company is required to make monthly principal payments in the amount of $380,000. Any outstanding balance of the loan and accrued interest is to be repaid on June 17, 2018. The secured term loan is secured by the tangible and intangible property of the Company.

In conjunction with the 2015 Credit Agreement, warrants to purchase $6.3 million of Class A units were issued to two lenders, of which $5.4 million was recorded as a debt discount and $900,000 was recorded as loss on extinguishment of debt (Note 8). The debt discount is being amortized over the life of the outstanding term loan using the effective interest method.

Deferred financing costs of $1.3 million were recognized in recording the 2015 Credit Agreement and will be amortized to interest expense over the three year term of the agreement. Unamortized deferred financing costs were $0.4 million and $0.7 million at September 30, 2017 and December 31, 2016, respectively. Approximately $0.1 million was charged to interest expense during each of the three months ended September 30, 2017 and 2016 and approximately $0.4 million was charged to interest expense during each of the nine months ended September 30, 2017 and 2016.

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

On March 31, 2017, the Company entered into the Third Amendment. Pursuant to this amendment, principal payments owed under the 2015 Credit Agreement, in the amount of $380,000 per month, were deferred until January 31, 2018. Additionally, the parties amended a future capital raising covenant by extending the time period by which the Company was required to raise the remaining $17.0 million of capital by six months, from June 30, 2017 to December 31, 2017, which was satisfied in September 2017. All other material terms of the 2015 Credit Agreement, including the maturity date, remain the same. As of the date hereof, the Company is not in default under the terms of the 2015 Credit Agreement.

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

As a result of the Third Amendment, $0.9 million was recorded as a debt premium at March 31, 2017, inclusive of the fair value of the warrant modification utilizing a Black-Scholes calculation, and will be amortized to interest expense over the remaining term of the agreement as the amendment was deemed to be a modification in accordance with ASC 470 (Note 8). Approximately $0.2 million and $0.4 million was recorded to interest expense during  the three and nine months ended September 30, 2017, respectively.

The minimum payments required on the outstanding balances of the 2015 Credit Agreement at September 30, 2017 are (in thousands):

2015 Credit Agreement
2017	—
2018	34,620
$34,620

The following table provides components of interest expense and other related financing costs (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Interest expense and other financing costs	$955	$1,009	$2,772	$2,862
Interest expense - beneficial conversion feature	—	45,915	—	45,915
Interest paid-in kind	—	2,347	—	14,695
Write-off of deferred financing costs and debt discount	—	3,820	—	3,820
Amortization of deferred financing costs, debt discount and debt premium	514	932	1,727	3,724
Interest expense	$1,469	$54,023	$4,499	$71,016

8. Financial Instruments

Success Fee

In October 2011, a former executive officer and member of Kadmon Holdings, LLC issued an equity instrument for which the underlying value is based on 536,065 Class A units. The intrinsic value of the instrument is redeemable for cash upon certain defined liquidity or distribution events (“Success Fee”). As a result of marking to market this instrument, the Company recorded ($69,000) to change in fair value of financial instruments for the nine months ended September 30, 2016. No change in fair value of financial instruments was recorded for the three months ended September 30, 2016. Upon consummation of the Company’s IPO on August 1, 2016 with a price per share of $12.00 per share, the fair value of this equity instrument had a fair value of $0, which resulted in no Success Fee owed by the Company.

Equity issued pursuant to Credit Agreements

In connection with the incurrence of the Senior Convertible Term Loan, the Company issued three tranches of warrants as fees to the lenders that were redeemable for Class A units. The change in fair value of the warrants was ($0.2) million for the nine months ended September 30, 2016. There was no change in fair value of the warrants for the three months ended September 30, 2016. Upon consummation of the Company’s IPO on August 1, 2016 with a price per share of common stock in the IPO of $12.00, the warrants to purchase Class A units issued to lenders in the Senior Convertible Term

Loan were exchanged for 351,992 warrants to purchase the same number of shares of the Company’s common stock. Since the strike price was determined at IPO, the aggregate fair value of these warrants totaling $1.7 million was reclassified from liability to equity during the third quarter of 2016.

In connection with the 2015 Credit Agreement, the Company issued warrants as fees to the lenders to purchase an aggregate of $6.3 million of the Company’s Class A units. The strike price of the warrants was 85% of the price per unit in an IPO or, if before an IPO, 85% of the deemed per unit equity value as defined in the 2015 Credit Agreement. The warrants were exercisable as of the earlier of an IPO or July 1, 2016. Since these warrants are also redeemable at the option of the holder upon the occurrence of, and during the continuance of, an event of default, the warrants are recorded as a liability of $1.1 million and $3.3 million at September 30, 2017 and December 31, 2016. Upon entry into the agreement in August 2015, the warrants issued to an existing lender was recorded to loss on extinguishment of debt of $0.9 million and the warrants issued to the new lender was recorded as a debt discount of $5.4 million and will be amortized over the three year term (Note 7) in accordance with ASC 470. As a result of the Third Amendment, $0.9 million was recorded as a debt premium and will be amortized to interest expense over the remaining term of the agreement as the Third Amendment was deemed to be a modification in accordance with ASC 470. The Company used the Black-Scholes pricing model to value the warrant liability at September 30, 2017 with the following assumptions: risk-free interest rate of 1.92%, expected term of 4.91 years, expected volatility of 75.0% and a dividend rate of 0%.

Upon consummation of the Company’s IPO on August 1, 2016 with a price per share of common stock in the IPO of $12.00, the warrants to purchase Class A units issued to lenders under the 2015 Credit Agreement were exchanged for 617,651 warrants to purchase the same number of shares of the Company’s common stock. The change in fair value of the warrants was $(0.3) million and $(2.2) million for the three and nine months ended September 30, 2017, respectively, and $2.9 million for both three and nine months ended September 30, 2016.  None of these instruments have been exercised as of September 30, 2017 and December 31, 2016. At September 30, 2017, the fair value of the warrant liability was approximately $1.1 million and is recorded as a short-term liability since the redemption feature of the warrant terminates upon the current maturity of the 2015 credit agreement on June 17, 2018.

Other Warrants

On April 16, 2013, the Company issued warrants with an estimated fair value of $1.4 million for the purchase of 300,000 Class A units at a strike price of $21.24 as consideration for fundraising efforts performed. Upon consummation of the Company’s IPO on August 1, 2016 and Corporate Conversion, these warrants to purchase Class A units were exchanged for 46,163 warrants to purchase the same number of shares of the Company’s common stock at a strike price of $138.06. None of these warrants have been exercised as of September 30, 2017 and December 31, 2016.

In connection with the sale of common stock in March 2017, warrants to purchase 2,707,138 shares of common stock were issued at an exercise price of $4.50 per share.  At September 30, 2017, all of these warrants were outstanding. These warrants included a cash settlement option requiring the Company to record a liability for the fair value of the warrants at the time of issuance and at each reporting period with any change in the fair value reported as other income or expense.  The Company used the Black-Scholes pricing model to value the warrant liability at September 30, 2017 with the following assumptions: risk-free interest rate of 1.20%, expected term of 0.5 years, expected volatility of 66.9% and a dividend rate of 0%. At the time of issuance, approximately $1.6 million was recorded as warrant liability. The change in the fair value of these warrants was $(1.1) million and $(0.8) million for the three and nine months ended September 30, 2017, respectively. At September 30, 2017, the fair value of the warrant liability was approximately $0.8 million and is recorded as a short-term liability as the warrant expires in April 2018.

In connection with the 2017 Public Offering, in September 2017 the Company issued warrants to purchase 8,910,000 shares of common stock at an initial exercise price of $3.35 per share for a term of 5 years from the date of issuance. At September 30, 2017, all of these warrants were outstanding. The Company assessed the warrants under FASB ASC 480 and determined that the warrants were outside the scope of ASC 480. The Company next assessed the warrants under FASB ASC 815. Under the related guidance, a reporting entity shall not consider a contract to be a derivative instrument if the contract is both (1) indexed to the entity’s own stock and (2) classified in stockholders’ equity. The Company determined that the warrants were indexed to the Company’s stock, as the agreements do not contain any exercise contingencies and the warrants’ settlement amount equals the difference between the fair value of the Company’s common stock price and the warrant strike price. The Company also assessed the classification in stockholders’ equity and determined the warrants met all of the criteria for classification as equity under ASC 815. Based on this analysis, the Company determined that the warrant should be classified as equity and recorded $18.5 million to additional paid in capital as of September 30, 2017, which represents the allocation of the 2017 Public Offering proceeds to the fair value of the warrants at issuance date.

Fair Value of Long‑term Debt

The Company had no long-term secured debt at September 30, 2017 and maintained a long-term secured term debt balance of $28.7 million at December 31, 2016.  Since the secured debt becomes due in June 2018, it has been recorded as short-term secured debt at September 30, 2017.  The underlying agreements for these balances were negotiated with parties that included fully independent third parties, at an interest rate which is considered to be in line with over-arching market conditions. Based on these factors management considers the carrying value of the debt to approximate fair value at September 30, 2017 and December 31, 2016.

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

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The table below represents the values of the Company’s financial instruments at September 30, 2017 and December 31, 2016 (in thousands):

	Fair Value Measurement Using Significant Other Observable Inputs (Level 2)
	September 30,	December 31,
Description	2017	2016
Warrants	$1,982	$3,305
Total	$1,982	$3,305

The table below represents a rollforward of the Level 2 and Level 3 financial instruments from January 1, 2016 to September 30, 2017 (in thousands).

	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 2)	(Level 3)
Balance at January 1, 2016	$—	$8,289
Transfer of warrants from Level 3 to Level 2	6,300	(6,300)
Change in fair value of financial instruments	(4,107)	(273)
Beneficial conversion feature recognized on warrants issued in connection with 2015 credit agreement	1,112	—
Reclassification of warrants to APIC in connection with IPO	—	(1,716)
Balance at December 31, 2016	$3,305	$—
Fair value of warrants modified in the Third Amendment	(908)	—
Issuance of warrants in private placement	1,651	—
Change in fair value of financial instruments	(2,066)	—
Balance at September 30, 2017	$1,982	$—

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

The Company regularly reviews the expiration dates of its inventories and maintains a reserve for inventories that are probable to expire before shipment. Inventories recorded on the Company’s consolidated balance sheets are net of a reserve for expirable inventory of $4.8 million and $4.9 million at September 30, 2017 and December 31, 2016, respectively. The Company expensed Ribasphere inventory that it believes will not be sold prior to reaching its expiration date totaling $1.7 million and $0.3 million during the nine months ended September 30, 2017 and 2016, respectively, and $0.9 million and $0.1 million during the three months ended September 30, 2017 and 2016, respectively. If the amount and timing of future sales differ from management’s assumptions, adjustments to the estimated inventory reserves may be required.

Inventories are comprised of the following (in thousands):

	September 30,	December 31,
	2017	2016
Raw materials	$—	$1,153
Work-in-process	46	—
Finished goods, net	166	797
Total inventories	$212	$1,950

10.  Fixed Assets

Fixed assets consisted of the following (in thousands):

	Useful Lives	September 30,	December 31,
	(Years)	2017	2016

Leasehold improvements	4-8	$10,120	$10,274
Office equipment and furniture	3-15	1,488	2,193
Machinery and laboratory equipment	3-15	2,760	3,255
Software	1-5	3,162	3,581
Construction-in-progress	̶̶̶̶	407	44
		17,937	19,347
Less accumulated depreciation and amortization		(13,217)	(13,920)
Fixed assets, net		$4,720	$5,427

Depreciation and amortization of fixed assets totaled $1.4 million and $1.7 million during the nine months ended September 30, 2017 and 2016, respectively, and $0.5 million and $0.6 million during the three months ended September 30, 2017 and 2016, respectively. The construction‑in‑progress balance is related to costs of unimplemented software still under development. Unamortized computer software costs were $0.4 million and $0.8 million at September 30, 2017 and December 31, 2016, respectively. The amortization of computer software costs amounted to $0.5 million and $0.5 million for the nine months ended September 30, 2017 and 2016, respectively, and $0.2 million and $0.1 million for the three months ended September 30, 2017 and 2016, respectively.

During the first quarter of 2017, the Company disposed of $2.1 million of fully depreciated assets. There was no consideration received for the disposal of these assets and the disposal did not have a significant impact on the consolidated financial statements of the Company.

11. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill and other amortizable intangible assets for nine months ended September 30, 2017 and the year ended December 31, 2016 are as follows (in thousands):

	Balance at December 31, 2015	Amortization	Impairment	Balance at December 31, 2016	Remaining Useful Life at December 31, 2016
Ribasphere product rights	$15,223	$(15,223)	$—	$—	—
Goodwill	$3,580	$—	$—	$3,580	—

	Balance at December 31, 2016	Amortization	Impairment	Balance at September 30, 2017	Remaining Useful Life at September 30, 2017
Goodwill	$3,580	$—	$—	$3,580	—

Amortization expense is included within selling, general and administrative expenses on the Company’s consolidated statements of operations. Ribasphere product rights intangible asset was fully amortized as of December 31, 2016.  The Company recorded amortization expense related to the intangible asset of $3.5 million and $12.5 million for the three and nine months ended September 30, 2016, respectively.

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

MeiraGTx Ltd.

As part of a transition services agreement with MeiraGTx Limited (“MeiraGTx”), the Company recognized $0.4 million and $0.9 million of service revenue to license and other revenue during the nine months ended September 30, 2017 and 2016, respectively, and $0.1 million and $0.2 million of service revenue to license and other revenue during the three months ended September 30, 2017 and 2016, respectively. The Company received cash payments during the nine months ended September 30, 2017 of $0.3 million for service revenue earned under the transition services agreement, while no such payments were received during the nine months ended September 30, 2016. The Company has amounts receivable from MeiraGTx of $0.7 million and $0.6 million at September 30, 2017 and December 31, 2016, respectively.

The Company assessed the recoverability of the investment in MeiraGTx at September 30, 2017 and December 31, 2016 and identified no events or changes in circumstances that may have a significant adverse impact on the fair value of this investment. For the nine months ended September 30, 2017 and 2016, the Company recorded its share of MeiraGTx’s net loss of $7.5 million and $12.3 million, respectively, inclusive of adjustments related to MeiraGTx’s 2015 financial statements that resulted in the Company recording a loss on equity method investment of $3.2 million during the three months ended March 31, 2016 and $1.9 million during the three months ended June 30, 2016. For the three months ended September 30, 2017 and 2016, the Company recorded its share of MeiraGTx’s net loss of $1.8 million and $1.7 million, respectively.

The Company assessed the applicability of ASC 810 to MeiraGTX and based on the corporate structure, voting rights and contributions of the various parties in connection with these agreements, determined that MeiraGTx is a variable interest entity, however consolidation is not required as the Company is not the primary beneficiary based upon the voting and managerial structure of the entity.

The Company maintains a 38.7% ownership in MeiraGTx at September 30, 2017. The Company’s maximum exposure associated with MeiraGTx is limited to its initial investment of $24.0 million. The Company’s remaining investment in MeiraGTx was $0.1 million at September 30, 2017.

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

The Company recorded royalty expense of $0.1 million and $1.1 million for the nine months ended September 30, 2017 and 2016, respectively, and $0.3 million for the three months ended September 30, 2016. No meaningful royalty expense was recorded for the three months ended September 30, 2017.

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

In partial consideration for the rights granted to Jinghua under the agreement, the Company received an upfront payment of $10.0 million in the form of an equity investment in Class E redeemable convertible units of the Company. The Company is eligible to receive from Jinghua a royalty equal to a percentage of net sales of product in the territory in the low-teens percents. In addition to such payments, the Company is eligible to receive milestone payments for the achievement of certain development milestones, totaling up to $40.0 million. The Company earned a $2.0 million milestone payment in March 2016, which was recorded as license and other revenue during the nine months ended September 30, 2016.  The Company earned a $2.0 million milestone payment in January 2017, which was received in February 2017, and was recorded as license and other revenue during the nine months ended September 30, 2017. The Company is also eligible to receive a portion of sublicensing revenue from Jinghua ranging from the low ten percents to the low thirty percents based on the development stage of a product. No such revenue was earned during the three and nine months ended September 30, 2017 and 2016.

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

Camber Pharmaceuticals, Inc.

Tetrabenazine

In February 2016, the Company entered into a supply and distribution agreement with Camber Pharmaceuticals, Inc. (“Camber”) for the purposes of marketing, selling and distributing tetrabenazine, a medicine that is used to treat the involuntary movements (chorea) of Huntington’s disease. The initial term of the agreement was twelve months and was extended another twelve months in February 2017. Under the agreement, the Company will obtain commercial supplies of tetrabenazine and will distribute tetrabenazine through its existing sales force and commercial network. The Company will pay Camber a contracted price for supply of tetrabenazine and will retain 100% of the revenue generated from the sale of tetrabenazine. The Company recognized revenue of $0.3 million and $0.9 million during the three and nine months ended September 30, 2017, respectively. The Company recognized revenue of $0.4 million during each of the three and nine months ended September 30, 2016.

Valganciclovir

In May 2016, the Company amended its agreement with Camber to include the marketing, selling and distributing of valganciclovir, a medicine that is used for the treatment of cytomegalovirus (CMV) retinitis, a viral inflammation of the retina of the eye, in patients with acquired immunodeficiency syndrome (AIDS) and for the prevention of CMV disease, a common viral infection complicating solid organ transplants, in kidney, heart and kidney pancreas transplant patients. The Company will pay Camber a contracted price for supply of valganciclovir and will retain 100% of the revenue generated from the sale of valganciclovir. The Company recognized revenue of $0.2 million during the nine months ended September 30, 2017. No material revenue was recognized during the three months ended September 30, 2017.  The Company recognized revenue of $0.5 million and $0.7 million during the three and nine months ended September 30, 2016, respectively.

Abacavir, Entecavir, Lamivudine, Lamivudine (HBV) and Lamivudine and Zidovudine.

In August 2016, the Company amended its agreement with Camber to include the marketing, selling and distributing of Abacavir tablets, USP, a medicine that is used in combination with other antiretroviral agents for the treatment of human immunodeficiency virus type-1 (HIV-1) infection; Entecavir, a medicine that is used for the treatment of chronic hepatitis B virus (HBV) infection in adults with evidence of active viral replication and either evidence of persistent elevations in serum aminotransferases (ALT or AST) or histologically active disease; Lamivudine tablets, a nucleoside analogue medicine used in combination with other antiretroviral agents for the treatment of human immunodeficiency virus (HIV-1) infection; Lamivudine tablets (HBV), a medicine that is used for the treatment of chronic hepatitis B virus (HBV) infection associated with evidence of hepatitis B viral replication and active liver inflammation; and Lamivudine and Zidovudine tablets, USP, a combination of two nucleoside analogue medicines, used in combination with other antiretrovirals for the treatment of human immunodeficiency virus type 1 (HIV-1) infection.  The Company will pay Camber a contracted price for supply of these products and will retain 100% of the revenue generated from the sale of these products. No meaningful revenue was generated from sales of these products for the three and nine months ended September 30, 2017 and 2016.

Dyax Corp. (acquired by Shire Plc in January 2016)

On July 22, 2011 the Company entered into a license agreement with Dyax Corp. (“Dyax”) for the rights to access the Dyax Antibody Libraries, Dyax Materials and Dyax Know‑How (collectively “Dyax Property”). The agreement terminated on September 22, 2015, but the Company had a right to a commercial license of any research target within two years of expiration of the agreement.  The Company exercised its right to a commercial license of two targets in September 2017, resulting in a license fee payable to Shire Plc of $1.5 million which was recorded to research and development expense. The Company paid $0.2 million of this license fee in October 2017 and the remaining $1.3 million is payable prior to December 15, 2017. The agreement includes the world‑wide, non‑exclusive, royalty‑free, non‑transferable license to use the Dyax Property to be used in the research field, without the right to sublicense. Additionally, the Company has the option to obtain a sublicense to obtain targets for use in the commercial field.

On September 13, 2012 the Company entered into a separate license agreement with Dyax whereby the Company obtained from Dyax the exclusive, worldwide license to use research, develop, manufacture and commercialize the fully human monoclonal antibody DX‑2400 in exchange for a payment of $500,000 (the “DX-2400 license”). All payments associated with this agreement were recorded as research and development expense at the time the agreement was executed.

The DX‑2400 license requires the Company to make additional payments contingent on the achievement of certain development milestones (such as receiving certain regulatory approvals and commencing certain clinical trials) and sales targets. None of these targets have been achieved and, as such, no assets or liabilities associated with the milestones have been recorded in the accompanying consolidated financial statements as of September 30, 2017 and December 31, 2016. The DX‑2400 license also includes royalty payments commencing on the first commercial sale of any licensed product, which had not occurred as of September 30, 2017 and December 31, 2016.

13.  Share‑based Compensation

2016 Equity Incentive Plan

A total of 6,720,000 shares of the Company’s common stock was initially authorized and reserved for issuance under the Company’s 2016 Equity Incentive Plan (the “2016 Equity Plan”). This reserve automatically increased to 8,523,146 on

January 1, 2017 and will automatically increase each subsequent anniversary through January 1, 2025, by an amount equal to the smaller of (a) 4% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (b) an amount determined by the board of directors. At September 30, 2017, there were options to purchase an aggregate of 6,067,447 shares of common stock outstanding at a weighted average price of $8.35 per share under the 2016 Equity Plan.

Total unrecognized compensation expense related to unvested options granted under the Company’s share‑based compensation plan was $9.7 million and $21.7 million at September 30, 2017 and December 31, 2016, respectively. That expense is expected to be recognized over a weighted average period of 1.3 years and 1.7 years as of September 30, 2017 and December 31, 2016, respectively. The Company recorded share‑based compensation expense under the 2011 Equity Incentive Plan and 2016 Equity Plan of $10.6 million and $19.7 million for the nine months ended September 30, 2017 and 2016, respectively, and $3.0 million and $13.2 million for the three months ended September 30, 2017 and 2016, respectively.

The following table summarizes information about stock options outstanding at September 30, 2017 and December 31, 2016:

	Options Outstanding				Options Exercisable
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)	Number of Options	Weighted Average Exercise Price
Balance, December 31, 2016	6,437,515	$8.32	9.28	$2,227,268	2,181,810	$12.00
Granted	285,000	4.11
Exercised	—	—
Forfeited	(655,068)	6.25
Balance, September 30, 2017	6,067,447	$8.35	8.61	$—	2,672,199	$12.00

The aggregate intrinsic value in the table above represents the total pre‑tax intrinsic value calculated as the difference between the fair value of the Company’s common stock at September 30, 2017  ($3.35 per share) and the exercise price, multiplied by the related in‑the‑money options that would have been received by the option holders had they exercised their options at the end of the fiscal year. This amount changes based on the fair value of the Company’s common stock.  There were no options exercised during the nine months ended September 30, 2017. There were 1,109 options exercised during the nine months ended September 30, 2016 that were not in‑the‑money.

During the nine months ended September 30, 2017,  285,000 stock options were granted to employees and non-employee directors, with a weighted‑average exercise price of $4.11.  During the nine months ended September 30, 2016, 1,630,536 stock options were granted to the Company’s Chief Executive Officer with a weighted‑average fair value of $7.60. The fair value of each stock option award was estimated at the date of grant using the Black‑Scholes option‑pricing model and the assumptions noted in the following table:

	Nine Months Ended	Nine Months Ended
	September 30, 2017	September 30, 2016
Weighted average fair value of grants	$2.62	$7.60
Expected volatility	74.48% - 74.70%	79.35%
Risk-free interest rate	1.87% - 2.00%	1.15%
Expected life (years)	5.50 - 5.75	5.0
Expected dividend yield	0%	0%

2014 Long‑term Incentive Plan (“LTIP”)

A total of 9,750 units were granted under the LTIP at September 30, 2017 and December 31, 2016. The liability and associated compensation expense for this award was recognized upon consummation of the Company’s IPO on August 1, 2016.  No compensation expense had been recorded prior to this date. The Company utilized a Monte-Carlo simulation to determine the fair value of the awards granted under the LTIP of $22.6 million, which was recorded as shared-based compensation during the third quarter of 2016 as these awards are not forfeitable.

2016 Employee Stock Purchase Plan (“2016 ESPP”)

At September 30, 2017, 1,801,180 common shares have been reserved for issuance under the 2016 ESPP. No shares have been issued under the 2016 ESPP during the nine months ended September 30, 2017 and 2016. The Company issued

10,594 shares of common stock under the 2016 ESPP in October 2017. No meaningful compensation expense was recognized for the ESPP during the nine months ended September 30, 2017 and 2016.

Warrants

The following table summarizes information about warrants outstanding at September 30, 2017 and December 31, 2016:

	Warrants	Weighted Average Exercise Price
Balance, December 31, 2016	1,328,452	$29.70
Granted	11,617,138	3.62
Exercised	—	—
Forfeited	—	—
Balance, September 30, 2017	12,945,590	$6.02

In conjunction with the 2017 Private Placement, warrants to purchase 2,707,138 shares of our common stock were issued at an initial exercise price of $4.50 per share and a term of 13 months from the date of issuance. In conjunction with the 2017 Public Offering, warrants to purchase 8,910,000 shares of our common stock were issued at an initial exercise price of $3.35 per share and a term of five years from the date of issuance. In October 2017, in conjunction with the 2017 Public Offering, warrants to purchase an additional 1,800,000 shares of our common stock were issued at an initial exercise price of $3.35 per share and a term of five years from the date of issuance that are not reflected in the table above.

14. Accrued Expenses

Short‑term accrued expenses at September 30, 2017 and December 31, 2016 include the following (in thousands):

	September 30,	December 31,
	2017	2016
Commission payable	$2,395	$2,395
Accrued bonus	95	245
Severance	1,185	1,744
Other compensation and benefits	233	709
Royalty arrangements	63	2,502
Other	4,544	4,555
Total Accrued Expenses	$8,515	$12,150

Commission Payable

During 2015, the Company raised $873,000 in gross proceeds, $833,000 net of $40,000 in transaction costs, through the issuance of 75,875 Class E redeemable convertible units. At each of September 30, 2017 and December 31, 2016,  $40,000 remains in accrued liabilities relating to commissions to third parties for Class E redeemable convertible raises during 2015.

During 2014, the Company raised $39.5 million in gross proceeds, $36.4 million net of $3.1 million in transaction costs, through the issuance of 3,438,984 Class E redeemable convertible units. Of the $3.1 million in transaction costs, $2.4 million remains in accrued liabilities at each of September 30, 2017 and December 31, 2016 relating to commissions to third parties for Class E redeemable convertible raises during 2014.

Accrued Bonus

Accrued bonus balances represent anticipated bonus compensation to be paid to employees resulting from past services performed.

Severance

Severance balances represent contractual compensation to be paid to former employees, a significant portion of which relates to the separation agreement with Dr. Samuel D. Waksal. Effective as of February 8, 2016, Dr. Samuel D. Waksal resigned from all positions with the Company and is no longer employed by the Company in any capacity. At September 30,

2017,  accrued severance payments payable to Dr. Samuel D. Waksal totaled $1.4 million, of which $1.0 million is recorded as accrued expense and $0.4 million is recorded as other long‑term liabilities. At December 31, 2016, accrued severance payable to Dr. Samuel D. Waksal totaled $2.2 million, of which $1.0 million was recorded as accrued expense and $1.2 million was recorded as other long‑term liabilities. The separation agreement with Dr. Samuel D. Waksal contains certain supplement conditional payments, none of which have been met at September 30, 2017. The Company has not recorded any expense related to these conditional payments at September 30, 2017 and will continue to evaluate the probability of these conditional payments.

Royalty Arrangements

The Company has contracts with third parties, which require the Company to make royalty payments based on the sales revenue of the products specified in the contract. The Company records royalty expense as the associated sales are recognized, and classifies such amounts as selling, general and administrative expenses in the accompanying consolidated statements of operations. Royalty payable was $0.1 million and $2.5 million at September 30, 2017 and December 31, 2016, respectively. These royalties are generally paid quarterly. Royalty expense was $0.1 million and $1.1 million for the nine months ended September 30, 2017 and 2016, respectively, and $0.3 million for the three months ended September 30, 2016, respectively. No meaningful royalty expense was recorded during three months ended September 30, 2017. At December 31, 2016, approximately $2.2 million of the royalty payable was the prepaid royalty that had to be refunded to the Company’s commercial partner, which was settled in full during the nine months ended September 30, 2017 (Note 6).

15. Commitments

The Company’s commitments are disclosed in the audited financial statements included in Item 8 of the Annual Report on Form 10-K as of and for the year ended December 31, 2016. Since the date of such financial statements, there have been no changes to the Company’s commitments other than that on August 11, 2017, the Company entered into the fifth and sixth amendments for the corporate headquarters and laboratory lease in New York, New York. Pursuant to the terms of the amendments, the Company surrendered a portion of its laboratory space, made a surrender payment of approximately $1.1 million which equated to the Company’s deferred rent liability for the surrendered space, extended the term of the lease for an additional year through October 28, 2025, and received approximately $1.1 million in rent abatement beginning on September 1, 2017, which will be recognized straight-line over the remaining term of the lease. All other material terms of the lease remain intact.

Licensing Commitments

The Company has entered into several license agreements for products currently under development (Note 12). The Company may be obligated in future periods to make additional payments, which would become due and payable only upon the achievement of certain research and development, regulatory, and approval milestones. The specific timing of such milestones cannot be predicted and depends upon future discretionary clinical developments as well as regulatory agency actions which cannot be predicted with certainty (including action which may never occur). These additional contingent milestone payments aggregate to $400.4 million at September 30, 2017. Any payments made prior to U.S. Food and Drug Administration (FDA) approval will be expensed as research and development. Payments made after FDA approval will be capitalized.

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

Legal Proceedings

The Belesis Litigation

On June 29, 2015, Anastasios Thomas Belesis and ATB Holding Company, LLC (together “Belesis”) filed a lawsuit in the U.S. District Court for the Southern District of New York against the Company, our subsidiaries, Samuel D. Waksal and Steven N. Gordon alleging that they are owed equity or a monetary amount for services allegedly performed. The lawsuit asserted 12 claims, ranging from federal securities fraud to breach of contract and a variety of other common law causes of action and sought an order compelling specific performance of the conveyance of 1,000,000 shares of “Kadmon stock” or compensatory damages in the amount of at least $15,000,000 and punitive damages in an amount to be determined by the Court, with pre- and post-judgment interest thereon, attorney’s fees, all taxable costs and disbursements. The Company filed a motion to dismiss in September 2015 and the claims were dismissed without prejudice in September 2016. On November 8, 2016, Belesis filed a motion for leave to file a second amended complaint. Defendants filed opposition papers to plaintiffs’ motion on November 30, 2016 and plaintiffs filed their reply brief on December 6, 2016. By Opinion & Order dated April 18, 2017, the Court denied Plaintiffs’ motion to amend and directed the Clerk of the Court to close this case. Plaintiffs had the ability to file an appeal to the Second Circuit, which has lapsed.

The Glodek Litigation

On July 25, 2016, Kevin Glodek filed and served a Summons with Notice against Kadmon Holdings, LLC and Kadmon Holdings, Inc. in the New York State Supreme Court, for the county of New York, for an amount of no less than $2.8 million with interest, plus costs and disbursements. Company counsel demanded a complaint and that complaint was served and filed on September 6, 2016. In the complaint, Glodek alleges fraud, misrepresentation, breach of contract, breach of the implied covenant of good faith and fair dealing, and unjust enrichment, for amounts to be determined at trial, but in no event less than $4 million with interest, plus costs and disbursements. Glodek’s claims arise out of a 2015 settlement agreement, in which he released all claims he had against Kadmon Holdings, LLC and Kadmon Holdings, Inc. On September 21, 2016, Glodek filed an Amended Summons and an Amended Complaint adding Steven N. Gordon and Mr. Poukalov as named defendants. All defendants moved (i) to dismiss the Amended Complaint and (ii) for sanctions or, in the alternative, to disqualify Glodek’s counsel. Argument on the motions was conducted on January 24, 2017 before the Honorable Anil Singh. On April 18, 2017, the complaint was dismissed in its entirety. Glodek filed a notice of appeal on May 18, 2017. The defendants filed a notice of cross appeal on May 30, 2017.

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

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred tax assets relate primarily to its net operating loss carryforwards and other balance sheet basis differences. In accordance with ASC 740, “Income Taxes,” the Company recorded a valuation allowance to fully offset the gross deferred tax asset, because it is more likely than not that the Company will not realize future benefits associated with these deferred tax assets at September 30, 2017 and December 31, 2016. The change in deferred tax liability has been recognized as income tax benefit in the consolidated statements of operations for the nine months ended September 30, 2017 and 2016. For each of the nine months ended September 30, 2017 and 2016, the Company recorded income tax expense of $0.3 million related to the $2.0 million milestone payments received from Jinghua in those respective periods. No income tax expense was recorded for each of the three months ended September 30, 2017 and 2016.

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

Overview

We are a fully integrated biopharmaceutical company engaged in the discovery, development and commercialization of small molecules and biologics to address disease areas of significant unmet medical need. We are developing product candidates within autoimmune and fibrotic diseases, oncology and genetic diseases. We identify and develop our novel product candidates internally, by leveraging our research and clinical development team members, who prior to joining Kadmon brought more than 15 drugs to market and our small molecule and biologics platforms as well as by in-licensing products and product candidates. By retaining global commercial rights to our lead product candidates, we believe that we have the ability to progress these candidates ourselves while maintaining flexibility for commercial and licensing arrangements. We expect to continue to progress our clinical candidates and have further clinical trial events to report throughout 2017 and 2018.

Our operations to date have been focused on developing first‑in‑class innovative therapies for indications with significant unmet medical needs while leveraging our commercial infrastructure. We have never been profitable and had an accumulated deficit of $218.7 million at September 30, 2017. Our net losses were $61.6 million and $187.4 million for the nine months ended September 30, 2017 and 2016, respectively, and $21.7 million and $117.4 million for the three months ended September 30, 2017 and 2016, respectively. Although our commercial business generates revenue, we expect to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our development of, and seek regulatory approvals for, our additional product candidates, hire additional personnel and initiate commercialization of approved products. We anticipate that our expenses will increase substantially if, or as, we:

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

Our research and development expenses may vary substantially from period to period based on the timing of our research and development activities, including due to timing of initiation of clinical trials and enrollment of patients in clinical trials. We do not allocate personnel‑related costs, including share‑based compensation, costs associated with broad technology platform improvements and other indirect costs to specific product candidates. We do not allocate these costs to specific product candidates because they are deployed across multiple overlapping projects under development, making it difficult to specifically and accurately allocate such costs to a particular product candidate.

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

Selling, general and administrative expenses

Selling, general and administrative expenses consist primarily of salaries and related costs for non‑research personnel, including share‑based compensation and travel expenses for our employees in executive, operational, finance, legal, commercial, regulatory, pharmacovigilance and human resource functions. Other selling, general and administrative expenses include facility‑related costs, commercial royalty expense and director compensation, accounting and legal services, consulting costs and programs and marketing costs to support the commercial business.

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

Income taxes

Prior to the Corporate Conversion, we were a limited liability company but taxed as a C corporation for federal and state tax purposes. On July 26, 2016, we converted from a limited liability company to a Delaware corporation pursuant to a statutory conversion. At September 30, 2017 and December 31, 2016, we had a deferred tax liability of $1.4 million and a full valuation allowance for our deferred tax assets.

Critical Accounting Policies and Significant Judgments and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reporting amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to intangible assets and goodwill, derivative liabilities, share‑based compensation and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Critical accounting policies

The Company’s significant accounting policies are disclosed in the audited financial statements for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K filed on March 22, 2017 with the Securities Exchange Commission (“SEC”) pursuant to the Securities Act of 1933, as amended (“Securities Act”). Since the date of such financial statements, there have been no changes to the Company’s significant accounting policies.

Recent Accounting Pronouncements

See Note 3 of the notes to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a summary of recently issued and adopted accounting pronouncements.

Results of Operations

Three and nine months ended September 30, 2017 and 2016

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)
	(in thousands)		(in thousands)
Revenues
Net sales	$1,036	$4,345	$5,070	$15,504
License and other revenue	1,241	1,350	5,730	6,274
Total revenue	2,277	5,695	10,800	21,778
Cost of sales	277	880	1,110	2,845
Write‑down of inventory	933	129	1,676	266
Gross profit	1,067	4,686	8,014	18,667
Operating expenses:
Research and development	11,775	9,631	30,278	27,301
Selling, general and administrative	9,121	48,426	29,141	91,259
Gain on settlement of other milestone payable	—	(256)	—	(4,131)
Total operating expenses	20,896	57,801	59,419	114,429
Loss from operations	(19,829)	(53,115)	(51,405)	(95,762)
Other expense	1,874	64,049	9,863	91,293
Income tax expense	—	—	316	315
Net loss	$(21,703)	$(117,164)	$(61,584)	$(187,370)
Deemed dividend on convertible preferred stock	490	21,264	1,428	21,264
Net loss attributable to common stockholders	$(22,193)	$(138,428)	$(63,012)	$(208,634)

Revenues

Total revenue decreased by 59.7%, or approximately $3.4 million, from $5.7 million in the three months ended September 30, 2016 to $2.3 million for the three months ended September 30, 2017. The decrease in total revenue for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 was primarily attributable to the decline in sales of our ribavirin portfolio products. The decrease was partially offset by sales of tetrabenazine and valganciclovir of $0.3 million and $0.8 million for the three months ended September 30, 2017 and 2016.  We recognized previously deferred revenue from our license and collaboration agreements amounting to $1.1 million for each of the three months ended September 30, 2017 and 2016. Service revenue from our affiliate MeiraGTx was $0.1 million and $0.2 million for the three months ended September 30, 2017 and 2016, respectively.

Total revenue decreased by 50.5%, or approximately $11.0 million, from $21.8 million in the nine months ended September 30, 2016 to $10.8 million for the nine months ended September 30, 2017.  The decrease in total revenue for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 was primarily attributable to the decline in sales of our ribavirin portfolio of products. The decrease was partially offset by sales of tetrabenazine and valganciclovir of $1.1 million for each of the nine months ended September 30, 2017 and 2016. Total revenue for each of the nine months ended September 30, 2017 and 2016 included a $2.0 million milestone payment earned pursuant to a license agreement entered into with Jinghua to develop products using human monoclonal antibodies. We recognized previously deferred revenue from our license and collaboration agreements amounting to $3.3 million for each of the nine months ended September 30, 2017 and 2016. Service revenue from our affiliate MeiraGTx was $0.4 million and $0.9 million for the nine months ended September 30, 2017 and 2016, respectively.

Foreign product sales represented approximately 32.5% and 8.7% of total product sales for the three months ended September 30, 2017 and 2016, respectively, and 26.8% and 4.6% of total product sales for the nine months ended September 30, 2017 and 2016, respectively, the majority of which were sales to Ireland and the Netherlands.

Sales from our ribavirin portfolio continued to decline in 2017, from $3.5 million and $14.4 million for the three and nine months ended September 30, 2016, respectively, to $0.7 million and $4.0 million for the three and nine months ended September 30, 2017, respectively, as the treatment landscape for chronic HCV infection has rapidly evolved, with multiple ribavirin‑free treatment regimens, including novel direct‑acting antivirals, having entered the market and becoming the new standard of care. As a result, we expect sales of our ribavirin portfolio of products to continue to decline in 2017 and to contribute insignificantly to revenue in 2018 and beyond.

Cost of sales

Cost of sales was $0.3 million and $0.9 million for the three months ended September 30, 2017 and 2016, respectively, and $1.1 million and $2.8 million for the nine months ended September 30, 2017 and 2016, respectively, which relates primarily to sales of our ribavirin portfolio of products.

Write‑down of inventory

We recognized $0.9 million and $0.1 million of inventory write‑downs during the three months ended September 30, 2017 and 2016, respectively, and $1.7 million and $0.3 million of inventory write-downs during the nine months ended September 30, 2017 and 2016, respectively, of our Ribasphere inventory based on our expectation that such inventory will not be sold prior to reaching its product expiration date.

Research and development expenses

Research and development expenses increased by 21.8%, or approximately $2.1 million, to $11.8 million for the three months ended September 30, 2017 from $9.6 million for the three months ended September 30, 2016. The increase in research and development expense for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016, was primarily related to exercising our right to a commercial license of two targets, VEGFR2 and PD-L1, with Dyax in September 2017, resulting in a license fee payable to Shire Plc of $1.5 million.

Research and development expenses increased by 11.0%, or approximately $3.0 million, to $30.3 million for the nine months ended September 30, 2017 from $27.3 million for the nine months ended September 30, 2016. The increase in research and development expense for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016, was primarily related to clinical development costs related to our product candidates KD025 and tesevatinib as well as to exercising our right to a commercial license of two targets with Dyax in September 2017, resulting in a license fee payable to Shire Plc of $1.5 million.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased by 81.2%, or approximately $39.3 million, to $9.1 million for the three months ended September 30, 2017 from $48.4 million for the three months ended September 30, 2016.  The decreases in selling, general and administrative expense is primarily related to a decrease in amortization of intangible assets of $3.5 million as the intangible asset was fully amortized as of December 31, 2016, employee compensation cost of $5.2 million due to a reduction in headcount, and a decrease in share-based compensation of $30.9 million, of which $22.0 million is related to the LTIP granted in July 2016, $2.0 million is related to the repricing of employee options in July 2016 and $6.9 million is related to an option grant to our Chief Executive Officer in July 2016. Of the $39.3 million decrease, $34.4 million represents non-cash decreases.

Selling, general and administrative expenses decreased by 68.0%, or approximately $62.1 million, to $29.1 million for the nine months ended September 30, 2017 from $91.3 million for the nine months ended September 30, 2016. The decreases in selling, general and administrative expense is primarily related to a decrease in amortization of intangible assets of $12.5 million as the intangible asset was fully amortized as of December 31, 2016, severance expense of $3.4 million related to the separation agreement with Dr. Samuel D. Waksal in February 2016, legal fees of $2.7 million resulting from a legal settlement entered into during June 2016, advisory and consulting fees of $3.0 million resulting from the expiration of an advisory agreement entered into in April 2015, royalty expense of $0.9 million due to a decrease in sales, employee compensation cost of $7.5 million due to a reduction in headcount and a decrease in share-based compensation of $30.9 million, of which $22.0 million is related to the LTIP granted in July 2016, $2.0 million is related to the repricing of employee options in July 2016 and $6.9 million is related to an option grant to our Chief Executive Officer in July 2016. Of the $62.1 million total decrease, $48.3 million represents non-cash decreases.

Gain on settlement of other milestone payable

Gain on settlement of other milestone payable consists of a gain of $3.9 million resulting from the mutual termination agreement entered into with Valeant during the first quarter of 2016.

Other expense

The following table provides components of other expense:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)
	(in thousands)		(in thousands)
Interest expense	$955	$1,009	$2,772	$2,862
Interest expense - beneficial conversion feature	—	45,915	—	45,915
Interest paid-in-kind	—	2,347	—	14,695
Amortization of deferred financing costs and debt discount and premium	514	932	1,727	3,724
Write-off of deferred financing costs and debt discount	—	3,820	—	3,820
Loss on extinguishment of debt	—	11,176	—	11,176
Change in fair value of financial instruments	(1,340)	(2,878)	(2,066)	(3,151)
Loss on equity method investment	1,750	1,741	7,479	12,270
Interest and other expense (income)	(5)	(13)	(49)	(18)
Other expense	$1,874	$64,049	$9,863	$91,293

For the three and nine months ended September 30, 2017, other expense consisted primarily of interest expense and other costs related to our debt of $1.5 million and $4.5 million, respectively, loss on equity method investment in MeiraGTx of $1.8 million and $7.5 million, respectively, partially offset by a change in the fair value of financial instruments of $1.3 million and $2.1 million for the three and nine months ended September 30, 2017, respectively.

For the three and nine months ended September 30, 2016, other expense primarily consists of interest expense and other costs related to our debt of $53.9 million and $71.0 million, respectively, a loss on equity method investment of $1.7 million and $12.3 million, respectively, partially offset by a change in the fair value of financial instruments of $2.9 million and $3.2 million for three and nine months ended September 30, 2016, respectively.

Income taxes

Historically we were a limited liability company taxed as a C corporation for federal and state tax purposes. On July 26, 2016, we effected the corporate conversion whereby we converted from a Delaware limited liability company to a Delaware corporation pursuant to a statutory conversion. For each of the nine months ended September 30, 2017 and 2016, we recorded income tax expense of $0.3 million related to the $2.0 million milestone payments received from Jinghua in the respective periods. No income tax expense was recorded for the three months ended September 30, 2017 and 2016.

Deemed Dividend

We issued 30,000 shares of 5% convertible preferred stock which accrues dividends at a rate of 5% and converts into shares of our common stock at a 20% discount to the price per share of our common stock of $12.00 in the IPO. We accrued dividends on the 5% convertible preferred stock of $0.3 million and $1.1 million for the three and nine months ended September 30, 2017, respectively. We accrued dividends on the 5% convertible preferred stock of $0.3 million for both the three and nine months ended September 30, 2016. Approximately $1.4 million of accrued dividends that were payable on June 30, 2017 was added to the stated liquidation preference amount of the 5% convertible preferred stock, which totaled $31.4 million at September 30, 2017.

Non-GAAP Financial Measures

To supplement our financial results determined by GAAP, we have also disclosed in the tables below non-GAAP adjusted earnings and non-GAAP adjusted earnings per share for the three and nine months ended September 30, 2017 and 2016. These financial measures exclude the impact of certain items and, therefore, have not been calculated in accordance with GAAP. These non-GAAP financial measures exclude beneficial conversion features and deemed dividends recorded in connection with the Company’s IPO and corporate conversion (comprehensively “Adjustment Items”). In addition, from time to time in the future there may be other items that we may exclude for the purposes of our non-GAAP financial measures; likewise, we may in the future cease to exclude items that we have historically excluded for the purpose of our non-GAAP financial measures. We believe that these non-GAAP financial measures provide meaningful supplemental information regarding our operating results because they exclude amounts that management and the board of directors do not consider part of core operating results or that are non-recurring when assessing the performance of the organization. We believe that inclusion of these non-GAAP financial measures provides consistency and comparability with past reports of financial results and provides consistency in calculations by outside analysts reviewing our results. Accordingly, we believe these non-GAAP financial measures are useful to investors in allowing for greater transparency of supplemental information used by management.

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

Reconciliation of GAAP net loss to non-GAAP adjusted earnings is as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)

Reported GAAP net loss attributable to common stockholders	$(22,193)	$(138,428)	$(63,012)	$(208,634)
Interest expense - beneficial conversion feature (1)	—	45,915	—	45,915
Deemed dividends (2)	—	20,931	—	20,931
Non-GAAP adjusted earnings	$(22,193)	$(71,582)	$(63,012)	$(141,788)

Reported GAAP basic and diluted net loss per share of common stock	$(0.42)	$(4.24)	$(1.25)	$(12.65)
Impact of Adjustment Items	—	2.05	—	4.05
Non-GAAP adjusted basic and diluted net loss per share of common stock	$(0.42)	$(2.19)	$(1.25)	$(8.60)
Weighted average basic and diluted shares of common stock outstanding	52,572,880	32,678,259	50,331,163	16,487,715

(1)

To exclude the beneficial conversion feature of the Company’s debt upon conversion into shares of the Company’s common stock on August 1, 2016. This adjustment also includes the beneficial conversion feature of certain outstanding warrants which became exercisable into shares of the Company’s common stock on August 1, 2016.

(2)

To exclude the beneficial conversion feature of the Company’s Series E redeemable convertible units upon conversion into shares of the Company’s common stock on August 1, 2016 and its convertible preferred stock which converts into shares of the Company’s common stock at a 20% discount to the IPO price of $12.00 per share.

Liquidity and Capital Resources

Overview

Since inception, we have incurred operating losses and anticipate that we will continue to incur operating losses for the next several years. We expect that our research and development and selling, general and administrative expenses will continue to increase as we develop our product candidates. As a result, we will need additional capital to fund our operations, which we may raise through a combination of equity offerings, debt financings, other third‑party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. As set forth in the 2015 Credit Agreement, which matures on June 17, 2018, we are required to comply with certain financial covenants and to satisfy a clinical development milestone by December 31, 2017. We intend to satisfy the clinical development milestone, obtain a waiver or refinance the 2015 Credit Agreement. The 2015 Credit Agreement also included a covenant pursuant to which we were required to raise a remaining $17.0 million of capital by December 31, 2017, which was satisfied in September 2017. At September 30, 2017, we had $73.6 million in cash and cash equivalents and $2.1 million in restricted cash pursuant to our lease for our headquarters.

In March 2017, we raised $22.7 million in gross proceeds, $21.3 million net of placement agent fees, from the issuance of 6,767,855 shares of our common stock, at a price of $3.36 per share, and warrants to purchase 2,707,138 shares of our common stock at an initial exercise price of $4.50 per share and a term of 13 months from the date of issuance. In September 2017, we raised $80.4 million in gross proceeds, $75.5 million net of $4.9 million in underwriting fees,  commissions and financial advisory fees, from the issuance of 22,275,000 shares of our common stock, at a price of $3.00 per share, and warrants to purchase 8,910,000 shares of our common stock at an initial exercise price of $3.35 per share for a term of 5 years from the date of issuance. Gross proceeds of $66.8 million closed in September 2017 and the remaining $13.6 million of gross proceeds closed in October 2017 which, together with our existing cash, is expected to continue to enable us to advance our planned Phase 2 clinical studies for KD025 and tesevatinib and advance certain of our other pipeline product candidates.

Going Concern

The accompanying financial statements have been prepared in conformity with GAAP, which contemplate our continuation as a going concern. We have not established a source of revenues sufficient to cover our operating costs, and as such, have been dependent on funding operations through the issuance of debt and sale of equity securities. We expect to incur further losses over the next several years as we develop our business. Further, at September 30, 2017, we had working capital of $17.5 million. Our accumulated deficit amounted to $218.7 million and $155.7 million at September 30, 2017 and December 31, 2016, respectively. Net cash used in operating activities was $45.9 million and $37.8 million for the nine months ended September 30, 2017 and 2016, respectively.

We anticipate that we will need to raise additional capital to fund our continued operations. We may not be successful in our efforts to raise additional funds or achieve profitable operations. Amounts raised will be used for further development of our product candidates, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. Even if we are able to raise additional funds through the sale of our equity securities, or loans from financial institutions, our cash needs could be greater than anticipated in which case we could be forced to raise additional capital.

In September 2017, we raised $80.4 million in gross proceeds, $75.5 million net of $4.9 million in underwriting fees, commissions and financial advisory fees, from the issuance of 22,275,000 shares of our common stock and warrants to purchase 8,910,000 shares of our common stock at an initial exercise price of $3.35 per share for a term of 5 years from the date of issuance at a combined price of $3.001 per share and accompanying warrant.  Gross proceeds of $66.8 million closed in September 2017 and the remaining $13.6 million of gross proceeds closed in October 2017.  In March 2017, we raised $22.7 million in gross proceeds, $21.3 million net of placement agent fees, from the issuance of 6,767,855 shares of our common stock, at a price of $3.36 per share, and warrants to purchase 2,707,138 shares of our common stock at an initial exercise price of $4.50 per share and a term of 13 months from the date of issuance. In connection with the offering, we had agreed to file a registration statement to register the shares of common stock and the shares of common stock underlying the warrants for resale. Under the agreement, the registration statement had to be filed within 30 days of the closing of the financing and declared effective within the timeline provided in the agreement. If the applicable deadlines were not met, monthly liquidated damages of 2.0% of the subscription amount (with an 8.0% cap) were due to the purchaser. The registration statement was filed on April 10, 2017 and declared effective on April 21, 2017.

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

Sources of Liquidity

Since our inception through September 30, 2017, we have raised net proceeds from the issuance of equity and debt. At September 30, 2017, we had $34.6 million of outstanding loans under the 2015 Credit Agreement.

Pursuant to the Third Amendment, principal payments owed under the 2015 Credit Agreement, in the amount of $380,000 per month, have been deferred until January 31, 2018. Additionally, the parties amended a future capital raising covenant by extending the time period by which the Company was required to raise the remaining $17.0 million of capital by six months, from June 30, 2017 to December 31, 2017, which was achieved in September 2017. The warrants issued under the 2015 Credit Agreement were amended so that the exercise price was reduced from $10.20 per warrant to $4.50 per warrant and the cashless exercise feature of the warrant was removed in its entirety requiring the holder to pay cash to exercise the warrant. All other material terms of the 2015 Credit Agreement, including the maturity date, remain the same. This summary of the material terms of the Third Amendment is qualified in its entirety by reference to the full text of such amendment which is filed as exhibit 10.1 to the Form 8-K the Company filed with the SEC on April 3, 2017. As of the date hereof, we are not in default under the terms of the 2015 Credit Agreement. The Company maintained cash and cash equivalents of $73.6 million at September 30, 2017. Our cash and cash equivalents of $73.6 million at September 30, 2017 would have been $86.3 million, however $12.7 million of the net proceeds from the September 2017 financing was not received until October 6, 2017.

The following table sets forth the primary sources and uses of cash and cash equivalents for each period set forth below:

	Nine Months Ended
	September 30,
	2017	2016
	(unaudited)
	(in thousands)

Net cash provided by (used in):
Operating activities	$(45,855)	$(37,792)
Investing activities	(474)	(531)
Financing activities	83,841	71,826
Net increase in cash and cash equivalents	$37,512	$33,503

Operating Activities

The net cash used in operating activities was $45.9 million for the nine months ended September 30, 2017, and consisted primarily of a net loss of $61.6 million adjusted for $21.3 million in non‑cash items, including the depreciation and amortization of fixed assets of $1.4 million, amortization of deferred financing costs, debt discount and debt premium of $1.7 million, loss on equity method investment of $7.5 million and share‑based compensation expense of $10.6 million, as well as, a net decrease in operating assets and liabilities of $5.0 million. The significant items in the change in operating assets and liabilities include a decrease of $1.3 million in accounts payable, accrued expenses and other liabilities, an increase in prepaid expenses of $0.8 million and a decrease in deferred revenue of $3.3 million primarily related to the recognition of the $44.0 million upfront payment from the license agreement with AbbVie, partially offset by a decrease in accounts receivable of $0.3 million due to timing of collections from our customers. The net loss was primarily driven by selling, general and administrative expenses of $29.1 million, research and development expense related to the advancement of our clinical product candidates of $30.3 million and interest paid on our debt of $2.8 million, partially offset by the net sales (less cost of sales) of our ribavirin portfolio of products of $3.4 million and milestone revenue from our license agreement with Jinghua amounting to $2.0 million.

The net cash used in operating activities was $37.8 million for the nine months ended September 30, 2016, and consisted primarily of a net loss of $187.4 million adjusted for non‑cash items, including the amortization of intangible assets of $12.5 million, depreciation and amortization of fixed assets of $1.7 million, amortization and write-off of deferred financing costs and debt discount of $7.5 million, loss on extinguishment of debt of $11.2 million, fair value of units issued to third parties of $7.4 million, gain on settlement of other milestone payable of $4.1 million, paid‑in‑kind interest expense of $14.7 million, loss on equity method investment of $12.3 million, beneficial conversion feature expense on convertible debt and warrants of $45.9 million, and share‑based compensation expense of $42.3 million, as well as, a net increase in operating assets and liabilities of $1.2 million. The significant items in the change in operating assets and liabilities include an increase of $3.6 million in accounts payable, accrued expenses and other liabilities, a decrease in accounts receivable of $0.5 million due to timing of collections from our customers and a $0.9 million decrease in inventory related to lower sales of our ribavirin portfolio of products, partially offset by a decrease in deferred revenue of $3.4 million primarily related to the recognition of the $44.0 million upfront payment from the license agreement with AbbVie. The net loss, adjusted for non‑cash items, was primarily driven by selling, general and administrative expenses of $91.3 million, research and development expense related to the advancement of our clinical product candidates of $27.3 million and interest paid on our debt of $2.8 million, partially offset by the net sales (less cost of sales) of our ribavirin portfolio of products of $12.7 million and milestone revenue from our license agreement with Jinghua amounting to $2.0 million.

Investing Activities

Net cash used in investing activities was $0.5 million for the nine months ended September 30, 2017 consisting of costs related to the purchase of property and equipment, primarily related to in‑house software. Net cash used in investing activities was $0.5 million for the nine months ended September 30, 2016 consisting of costs related to leasehold improvements at our clinical office in Cambridge, MA and the purchase of property and equipment, primarily related to in‑house software purchased to support our internal clinical data management group.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2017 was $83.8 million, consisting primarily of net proceeds from the issuance of common stock in our 2017 Public Offering and 2017 Private Placement.

Net cash provided by financing activities for the nine months ended September 30, 2016 was $71.8 million, consisting primarily of net proceeds from the issuance of common stock in our IPO of $69.8 million, net of underwriting discounts and commissions, and net proceeds from the issuance of Class E redeemable convertible units of $5.5 million, partially offset by payment of offering costs of $2.6 million.

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

The expected use of our cash and cash equivalents at September 30, 2017 represents our intentions based upon our current plans and business conditions, which could change in the future as our plans and business conditions evolve. The amounts and timing of our actual expenditures may vary significantly depending on numerous factors, including the progress of our development, the status of, and results from, clinical trials, the potential need to conduct additional clinical trials to obtain approval of our product candidates for all intended indications, as well as any additional collaborations that we may enter into with third parties for our product candidates and any unforeseen cash needs. As a result, our management will retain broad discretion over the allocation of our existing cash and cash equivalents. In addition, we plan to raise additional funds from the issuance of additional equity, and our management will retain broad discretion over the allocation of those funds as well.

Contractual Obligations and Commitments

There have been no material changes in our contractual obligations and commitments during the nine months ended September 30, 2017 from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2016.

Off‑balance Sheet Arrangements

During the periods presented we did not have, and we do not currently have, any off‑balance sheet arrangements, as defined under the SEC rules.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Our market risks as of September 30, 2017 have not changed materially from those discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2016.

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

As of September 30, 2017, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of September 30, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception, we have incurred substantial operating losses. Our consolidated net loss was $61.6 million and $187.4 million for the nine months ended September 30, 2017 and 2016, respectively. Our accumulated deficit was $218.7 million and $155.7 million at September 30, 2017 and December 31, 2016, respectively.

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

Since our inception, we have incurred substantial indebtedness in order to fund acquisitions, research and development activities and the operations of our commercial pharmaceutical business. At September 30, 2017, we had approximately $34.6 million outstanding under our senior secured non‑convertible term loan (the 2015 Credit Agreement), which has a maturity date of June 17, 2018. In addition, we have incurred recurring losses from operations and have an accumulated deficit of $218.7 million at September 30, 2017.

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

Our 2015 Credit Agreement matures on June 17, 2018. Pursuant to the 2015 Credit Agreement, we are required to comply with certain financial covenants and to satisfy a clinical development milestone by December 31, 2017.  We intend to satisfy the clinical development milestone, obtain a waiver or refinance the 2015 Credit Agreement. A failure to comply with these covenants is an event of default, which, if not cured or waived, could result in the acceleration of the debt under our 2015 Credit Agreement. The 2015 Credit Agreement also included a covenant pursuant to which we were required to raise a remaining $17.0 million of capital by December 31, 2017, which was satisfied in September 2017. No assurances can be given that we will be able to comply with these covenants or that we will be able to refinance this debt on or before the maturity date.

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

Based on our recurring losses from operations, the deficiency in stockholders’ capital and a contractual obligation to raise $40.0 million of additional equity capital by the end of the second quarter of 2017 pursuant to the second amendment to the 2015 Credit Agreement we entered into in November 2016, our independent registered public accounting firm has included an explanatory paragraph in its report on our consolidated financial statements as of and for the year ended December 31, 2016 expressing substantial doubt about our ability to continue as a going concern. Pursuant to the Third Amendment, the contractual obligation to raise $40.0 million was extended from June 30, 2017 to December 31, 2017. We raised approximately $23.0 million in a private placement in March 2017, requiring us to raise an additional $17.0 million by December 31, 2017, which was satisfied in September 2017. In addition, we are able to include non-dilutive funding from, or arising out of, one or more strategic transactions in satisfaction of the future capital raising covenant. We expect to incur further losses over the next several years as we develop our business, and we will require significant additional funding to continue operations. If we are unable to continue as a going concern, we may be unable to meet our debt obligations, which could result in an acceleration of our obligation to repay such amounts, and we may be forced to liquidate our assets. In such a scenario, the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements.

We are or have been party to certain litigation, which could adversely affect our business, results of operations and financial condition.

We are party to, or have been party to, various litigation claims and legal proceedings. We believe that the plaintiff’s claims in the one litigation in which we are currently involved (which is in the appellate process), or recently were involved in, have, or had, no merit and intend to vigorously defend the action. However, litigation is inherently uncertain, and any adverse outcome(s) could negatively affect our business, results of operations and financial condition. In addition, litigation can involve significant management time and attention and be expensive, regardless of outcome. During the course of litigation, there may be announcements of the results of hearings and motions and other interim developments related to the litigation. If securities analysts or investors regard these announcements as negative, the trading price of our shares of common stock may decline. In addition, we evaluate these litigation claims and legal proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these assessments and estimates, we establish reserves or disclose the relevant litigation claims or legal proceedings, as appropriate. These assessments and estimates are based on the information available to management at the time and involve a significant amount of management judgment. Actual outcomes or losses may differ materially from our current assessments and estimates. See Note 16, “Contingencies” of the notes to our unaudited consolidated financial statements included in this included elsewhere in this Quarterly Report on Form 10-Q for more information.

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

Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product candidate as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as having a prevalence of less than 200,000 affected individuals in the United States or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the United States, orphan designation entitles a party to financial incentives such as opportunities for grant funding toward clinical trial costs, tax advantages and user‑fee waivers. In the European Union, EMA’s Committee for Orphan Medicinal Products grants orphan drug designation to promote the development of products that are intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting not more than 5 in 10,000 persons in the European Union. Additionally, orphan designation is granted for products intended for the diagnosis, prevention or treatment of a life-threatening, seriously debilitating or serious and chronic condition and when, without incentives, it is unlikely that sales of the drug in the European Union would be sufficient to justify the necessary investment in developing the drug or biologic product.

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

At September 30, 2017, we had 100 full‑time employees. As our development and commercialization plans and strategies develop, we expect to expand our employee base for managerial, operational, sales, marketing, financial and other resources. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. Also, our management may need to divert a disproportionate amount of their attention away from our day‑to‑day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations which may result in weaknesses in our infrastructure, give rise to operational errors, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of existing and additional product candidates. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate and/or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively with others in our industry will depend, in part, on our ability to effectively manage any future growth.

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

In addition, in the future, we may issue additional shares of common stock or other equity or debt securities convertible into common stock in connection with a financing, acquisition, litigation settlement, employee arrangements or otherwise. Any such issuance could result in substantial dilution to our existing stockholders and could cause our stock price to decline. For example, in September 2017, we raised $80.4 million in gross proceeds, $75.5 million net of $4.9 million in underwriting fees, commissions and financial advisory fees, from the issuance of 26,775,000 shares of our common stock and warrants to purchase 10,710,000 shares of our common stock at an initial exercise price of $3.35 per share for a term of 5 years from the date of issuance at a combined price of $3.001 per share and accompanying warrant.

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

Concurrently with the closing of our IPO, we issued 30,000 shares of our convertible preferred stock pursuant to an exchange agreement with holders of our Senior Convertible Term Loan. Holders of the convertible preferred stock shall be entitled to receive a cumulative dividend at an annual rate of 5% of the sum of the original purchase price per share of convertible preferred stock plus any dividend arrearages. In addition, holders of the convertible preferred stock shall be entitled to receive dividends paid or payable on our common stock with respect to the number of shares of our common stock into which each share of convertible preferred stock is then convertible at the then applicable conversion price. Shares of our convertible preferred stock are convertible at any time at the option of the holder into shares of our common stock at a conversion price equal to their original purchase price plus any accrued but unpaid dividends. At September 30, 2017,  3,310,843 shares of our common stock are issuable upon conversion of our convertible preferred stock. This issuance of common stock upon the conversion will dilute the percentage ownership of holders of our common stock by approximately 4.5% at September 30, 2017. The dilutive effect of the conversion of these securities may adversely affect our ability to obtain additional equity financing.

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

Pursuant to the Third Amendment, we were under a contractual obligation to raise $17.0 million of additional equity capital by December 31, 2017, which was satisfied in September 2017 and a failure to comply with this covenant would have been an event of default under our 2015 Credit Agreement. Any additional capital raised through the issuance of our equity securities may dilute your percentage ownership interest in us. Furthermore, any additional financing we may need may not be available on terms favorable to us or at all. The unavailability of needed financing could adversely affect our ability to execute our business strategy. See “—Risks Related to Our Financial Position—Our 2015 Credit Agreement matures on June 17, 2018. We may not be able to comply with the covenants under the 2015 Credit Agreement or refinance our debt under this facility before the maturity date, in which event our ability to continue our operations would be materially and adversely impacted” for more information.

Our principal stockholders and management own a significant percentage of our stock and will be able to exercise significant influence over matters subject to stockholder approval.

Our executive officers, directors and holders of 5% or more of our capital stock, together with their respective affiliates, beneficially owned 59.0% of our capital stock at September 30, 2017, of which 3.5% is beneficially owned by our executive officers. Accordingly, our executive officers, directors and principal stockholders are able to determine the composition of the board of directors, retain the voting power to approve all matters requiring stockholder approval, including mergers and other business combinations, and continue to have significant influence over our operations. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us that you may believe are in your best interests as one of our stockholders. This in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove the board of directors or management.

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

Date: November 9, 2017	By:	/s/ Harlan W. Waksal Harlan W. Waksal President and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2017	By:	/s/ Konstantin Poukalov Konstantin Poukalov Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date: November 9, 2017	By:	/s/ Charles Darder
Charles Darder Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
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

3.3	Bylaws of Kadmon Holdings, Inc. (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37841), filed with the SEC on August 1, 2016).
4.1	Form of Warrant Agreement (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37841), filed with the SEC on September 28, 2017).
10.1

Amendment #5 to Lease Agreement, dated August 11, 2017, by and between ARE-East River Science Park, LLC and Kadmon Corporation, LLC (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-37841), filed with the SEC on August 14, 2017).

10.2

Amendment #6 to Lease Agreement, dated August 11, 2017, by and between ARE-East River Science Park, LLC and Kadmon Corporation, LLC (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 001-37841), filed with the SEC on August 14, 2017).

10.3

Form of Subscription Agreement dated September 26, 2017 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37841), filed with the SEC on September 28, 2017).

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
101*

The following materials from the Kadmon Holdings, Inc. Form 10-Q for the quarter ended September 30, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2017 and 2016, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016, and (iv) Notes to the Financial Statements.

*	Filed herewith.
**	Furnished herewith.