Form 10-K
period 2017-12-31
Kadmon Holdings, Inc.
filed 2018-03-06
CIK 1557142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________________

FORM 10-K

_______________________________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company,  or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☒
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

As of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of its voting and non-voting common equity held by non-affiliates was approximately $115,222,352 based upon the closing price of the registrant’s common stock on June 30, 2017.

The number of shares of the registrant’s common stock outstanding as of March 2, 2018 was 78,652,149.

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
•

references to the “Corporate Conversion” or “corporate conversion” refer to all of the transactions related to the conversion of Kadmon Holdings, LLC into Kadmon Holdings, Inc., including the conversion of all of the outstanding membership units of Kadmon Holdings, LLC into shares of common stock of Kadmon Holdings, Inc. effected on July 26, 2016. See Note 1, “Organization—Corporate Conversion, Initial Public Offering and Debt Conversion,”  of the notes to our audited consolidated financial statements included in this Annual Report on Form 10-K for more information.

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

Forward‑looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward‑looking statements. We believe that these factors include, but are not limited to, the following:

•	the initiation, timing, progress and results of our preclinical studies and clinical trials, and our research and development programs;
•	our ability to advance product candidates into, and successfully complete, clinical trials;
•	our reliance on the success of our product candidates;
•	the timing or likelihood of regulatory filings and approvals;
•	our ability to expand our sales and marketing capabilities;
•	the commercialization of our product candidates, if approved;
•	the pricing and reimbursement of our product candidates, if approved;
•	the implementation of our business model, strategic plans for our business, product candidates and technology;
•	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;
•	our ability to operate our business without infringing, misappropriating or otherwise violating the intellectual property rights and proprietary technology of third parties;
•	cost associated with defending or enforcing, if any, intellectual property infringement, misappropriation or
•	other intellectual property violation, product liability and other claims;
•	regulatory developments in the United States, Europe and other jurisdictions;
•	estimates of our expenses, future revenues, capital requirements and our needs for additional financing;
•	the potential benefits of strategic collaboration agreements and our ability to enter into strategic arrangements;
•	our ability to maintain and establish collaborations or obtain additional grant funding;
•	the rate and degree of market acceptance, if any, of our product candidates;
•	developments relating to our competitors and our industry, including competing therapies;
•	our ability to effectively manage our anticipated growth;
•	our ability to attract and retain qualified employees and key personnel;
•	our ability to achieve cost savings and benefits from our efforts to streamline our operations and to not harm our business with such efforts;
•	our expectations regarding the period during which we qualify as an emerging growth company under the Jumpstart Our Business Startups Act (JOBS Act);
•	statements regarding future revenue, hiring plans, expenses, capital expenditures, capital requirements and share performance;
•	litigation, including costs associated with prosecuting or defending pending or threatened claims and any adverse outcomes or settlements not covered by insurance;
•	our expected use of cash and cash equivalents and other sources of liquidity;
•	our ability to amend or refinance the 2015 Credit Agreement due June 17, 2018;
•	the future trading price of the shares of our common stock and impact of securities analysts’ reports on these prices; and/or
•	other risks and uncertainties, including those listed under the caption “Risk Factors.”

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

PART 1

Item 1. Business

Overview

We are a fully integrated biopharmaceutical company engaged in the discovery, development and commercialization of small molecules and biologics to address disease areas of significant unmet medical needs, with a near-term clinical focus on inflammatory and fibrotic diseases.  We have very experienced research and clinical development teams, and we leverage their skills to evaluate and develop various in-licensed products and potential drug candidates from our small molecule and biologics platforms. By retaining global commercial rights to our clinical product candidates, we believe we have the ability to develop these candidates ourselves while maintaining flexibility for commercial and licensing arrangements. Below is a brief description of our lead product candidates:

•

Inflammatory and Fibrotic Diseases. We are developing a portfolio of oral small molecule inhibitors of the Rho-associated coiled-coil kinase (ROCK) signaling pathway to treat specific inflammatory and fibrotic diseases. Dysregulation of ROCK-driven cellular functions is implicated in many chronic diseases. Research by Kadmon and several academic institutions has demonstrated that inhibition of ROCK can regulate aberrant immune responses and fibrotic processes.

o

KD025.  KD025 is an inhibitor of the Rho-associated coiled-coil kinase 2 (ROCK2) signaling pathway and the most advanced candidate in our ROCK inhibitor platform. We are conducting three ongoing Phase 2 clinical studies of KD025: a dose-finding, open-label study in chronic graft-versus-host disease (cGVHD); a randomized, open-label study in idiopathic pulmonary fibrosis (IPF); and a randomized, placebo-controlled study in moderate to severe psoriasis. In October 2017, we obtained orphan drug designation status in the United States for KD025 for the treatment of patients with cGVHD. Throughout 2017 and early 2018, we reported encouraging findings from the ongoing Phase 2 clinical trial in cGVHD demonstrating that KD025 was well tolerated and resulted in clinically significant responses in patients. In February 2018, we reported positive findings from the ongoing Phase 2 clinical trial in IPF demonstrating clinical benefit and tolerability of KD025. We expect to continue to report data from these ongoing studies during 2018.

o

ROCK Inhibitor Platform. In addition to KD025, we have generated a portfolio of selective ROCK inhibitors in preclinical development. Our platform includes a distinct series of oral ROCK2-selective and pan-ROCK (ROCK1/2) inhibitors with varying specificity, distribution and solubility characteristics with the potential to treat specific fibrotic and neurodegenerative diseases.

•

Genetic Diseases. We are developing two products for the treatment of genetic diseases: tesevatinib, an oral tyrosine kinase inhibitor (TKI), for the treatment of polycystic kidney disease (PKD), and KD034, our portfolio of generic formulations for the treatment of Wilson’s disease.

o

Tesevatinib.  Tesevatinib has demonstrated clinical activity against epidermal growth factor receptor (EGFR) and Src family kinases, which are key molecular drivers of PKD, a genetic kidney disorder. We are developing tesevatinib to treat autosomal dominant PKD (ADPKD) and autosomal recessive PKD (ARPKD). Data from our ongoing open-label, Phase 2a clinical trial in ADPKD demonstrated that tesevatinib is well tolerated. In March 2016, we obtained orphan drug designation status in the United States for tesevatinib for the treatment of patients with ARPKD.  In September 2017, we initiated a Phase 1 clinical trial of tesevatinib in ARPKD. In November 2017, we initiated a randomized, placebo-controlled, Phase 2 clinical trial of tesevatinib in ADPKD. There are currently no approved drug therapies for ADPKD or ARPKD in the United States.

o

KD034. We are developing a portfolio of generic formulations of trientine hydrochloride called KD034 for the treatment of Wilson’s disease, a genetic liver disease characterized by an inability to excrete copper. In December 2016, we submitted an Abbreviated New Drug Application (ANDA) for our bottled generic capsule formulation of Syprine (trientine hydrochloride). In March 2017, we submitted a second ANDA for the same formulation in proprietary blister packaging that offers room temperature stability, which we believe has the potential to address shortcomings of the currently marketed trientine hydrochloride. We intend to use Kadmon Pharmaceuticals, LLC (Kadmon Pharmaceuticals), our specialty‑focused commercial organization, to market our KD034 product candidates, if approved.

Kadmon Pharmaceuticals markets and distributes products in a variety of therapeutic areas. We do not currently depend on commercial revenues from Kadmon Pharmaceuticals to support our non-commercial operations, including drug development efforts and debt obligations. Instead, we leverage our commercial infrastructure, including the regulatory, compliance, quality and chemistry, manufacturing and controls (CMC) teams of Kadmon Pharmaceuticals, to support the development of our clinical-stage product candidates. We believe that our commercial infrastructure will be most advantageous to us in the future, in connection with potential commercial collaborations as well as the anticipated commercialization of our pipeline product candidates, if approved.

Our Strategy

Our goal is to develop first-in-class, innovative therapies for significant unmet medical needs, including inflammatory, fibrotic and genetic diseases, for which we plan, in many cases, to seek breakthrough designation from the FDA. Our key strategies to achieve this goal are listed below:

•

Advance KD025 for the treatment of inflammatory and fibrotic diseases. We have three ongoing Phase 2 clinical studies of KD025 in inflammatory and fibrotic diseases: a dose-finding, open-label study in cGVHD, a randomized, open-label study in IPF and a randomized, placebo-controlled study in moderate to severe psoriasis. We expect to continue to report data from these clinical trials throughout 2018. We also currently plan to initiate a Phase 2 clinical study of KD025 in scleroderma in 2018.

•

Develop our ROCK inhibitor platform to produce novel treatments for fibrotic and neurodegenerative diseases.    We have generated a portfolio of selective ROCK inhibitors in preclinical development with varying specificity, distribution and solubility characteristics to treat specific fibrotic and neurodegenerative diseases.

•

Advance tesevatinib for the treatment of ADPKD and ARPKD.  We are evaluating the safety and tolerability of tesevatinib in ADPKD in an ongoing Phase 2 clinical study and in ARPKD in a Phase 1 clinical study. PKD is a disease that requires lifelong treatment, and we believe that tesevatinib’s tolerability profile makes it an attractive therapeutic product candidate for these indications. To address ARPKD, a pediatric form of the disease, we have developed a proprietary liquid formulation of tesevatinib for administration to children. We initiated a Phase 2, randomized, placebo-controlled study of tesevatinib in ADPKD in November 2017 and a Phase 1 clinical study in ARPKD in September 2017.

•

Leverage our drug discovery platforms to identify and develop new product candidates for additional unmet medical needs.  Our drug discovery platforms are focused on small molecules and biologics and support the future growth of our pipeline. Our most advanced preclinical product candidate, KD033, is an anti-PD-L1/IL-15 fusion protein, which inhibits the PD-L1 pathway to reduce immune checkpoint blockade while simultaneously directing an IL-15 stimulated immune response to the tumor microenvironment.

•

Leverage our commercial infrastructure to market therapies for Wilson’s disease and support our clinical development programs.  We are seeking approval for a generic formulation of trientine hydrochloride (in a bottled capsule and in blister packaging) for the treatment of Wilson’s disease under an ANDA for a generic of Syprine (trientine hydrochloride). We intend to use Kadmon Pharmaceuticals to market this formulation, if approved, and support our development programs and commercialization of our clinical-stage product candidates, if approved.

Our Clinical‑Stage Pipeline

ROCK2 Inhibitor Platform (Lead Compound: KD025)

ROCK is an “on” switch in cells that regulates cell movement, shape and differentiation. Two ROCK isoforms exist: ROCK1 and ROCK2, and dysregulation of ROCK-driven cellular functions is implicated in many chronic diseases. Kadmon’s research has demonstrated that inhibition of ROCK signaling can regulate aberrant immune responses and fibrotic processes.

Kadmon’s ROCK inhibitor platform includes a distinct series of oral ROCK2 and pan-ROCK (ROCK1/2) inhibitors in preclinical and clinical development.  Our portfolio includes pan-ROCK and ROCK2-selective inhibitors for inflammatory and fibrotic diseases and blood-brain barrier-penetrant pan-ROCK inhibitors for neurodegenerative diseases.  We believe these product candidates have the greatest potential based on characteristics including potency, solubility, bioavailability and, in some cases, blood-brain barrier penetrance, to treat certain autoimmune, fibrotic and neurodegenerative diseases.

A central goal in the study of inflammatory disease is to develop therapies that down-regulate pro-inflammatory immune responses while potentially preserving the immune system’s ability to fight infections and tumors. Our research has demonstrated that selective ROCK2 inhibition affects key cellular functions that control and restore balance to the immune system. ROCK2 inhibition with KD025 reduces the production of pro-inflammatory cytokines, IL-17, IL-21 and IL-22 by T helper 17 (Th17) cells through the down-regulation of STAT3, a key transcription factor and regulator of the inflammatory pathway. ROCK2 inhibition concurrently increases the suppressive function of regulatory T cells (Tregs) through activation of STAT5, a controller of regulatory cell function, helping to resolve inflammation with a minimal effect on the rest of the immune response.

In fibrotic diseases, ROCK signaling is up-regulated throughout the fibrotic process, effecting macrophage infiltration, endothelial cell activation and myofibroblast differentiation. These processes result in the deposition of excess collagen and creation of scar tissue. We believe that ROCK inhibition with KD025 has the potential to halt these processes to successfully treat fibrotic diseases.

It is now well understood that neurodegenerative diseases have a neuroinflammatory component. These observations, coupled with the effects of ROCK on neuronal cell behavior, indicate that ROCK inhibition may play an important role in the treatment of neurodegenerative diseases, including, among many others, multiple sclerosis, Alzheimer’s disease and Huntington’s disease. In the future, we may develop our preclinical compounds from our ROCK inhibitor platform for the treatment of certain neurodegenerative diseases.

KD025 Clinical Program

To date, more than 300 subjects have been dosed with KD025 for inflammatory or fibrotic diseases or as healthy volunteers. KD025 has demonstrated safety and clinical activity in eight completed clinical trials.

KD025 for the Treatment of Chronic Graft-Versus-Host Disease

Medical Need: Chronic Graft-Versus-Host Disease

cGVHD is a life-threatening complication following stem cell transplantation from blood or bone marrow called hematopoietic stem cell transplantation (HSCT) through which transplanted immune cells (graft) attack healthy cells (host), leading to inflammation and fibrosis in multiple tissues. cGVHD occurs in approximately 50% of HSCT recipients, with approximately 5,000 new cases in the United States annually. Preclinical research has shown that IL-21 and IL-17, two pro-inflammatory cytokines regulated by the ROCK2 signaling pathway, play a key role in cGVHD pathogenesis.

KD025 in Chronic Graft-Versus-Host Disease

In our preclinical research that was published in the journal Blood in March 2016, we demonstrated that ROCK2 inhibition with KD025 targeted both the immunologic and fibrotic components of cGVHD and reversed clinical and immunological symptoms of cGVHD in multiple models. In addition, KD025 does not adversely impact the immune system’s ability to fight infections.

Ongoing Phase 2 Clinical Study of KD025 in Chronic Graft‑Versus‑Host Disease (KD025-208)

In September 2016, we initiated an open-label, dose-finding Phase 2 clinical study to evaluate the safety, tolerability and activity of KD025 in patients with steroid dependent cGVHD and active disease. We are enrolling 52 cGVHD patients into three cohorts: KD025 200 mg QD, 200 mg BID and 400 mg QD for 24 weeks. The cohorts are enrolled sequentially following the safety assessment of the previous cohort. We currently expect to commence an expansion cohort (dose TBD) of approximately 40 patients following completion of the first three cohorts. The primary efficacy endpoint is the Overall Response Rate (ORR), defined as the percentage of patients who meet the 2014 NIH Consensus Response Criteria Working Group overall response criteria (Partial Response (PR) and Complete Response (CR)). The study is being conducted in the United States.

Phase 2 data presented in February 2018 showed that KD025 achieved ORRs of 65% and 69% in Cohorts 1 and 2, respectively, including CRs in specific organs with fibrotic disease. Responses were durable, with 7 of 17 patients in Cohort 1 (41%) sustaining responses for 20 weeks or longer. Patients were also able to reduce and discontinue doses of corticosteroids and other immunosuppressants. Clinical benefit was observed for both responders as well as non-responders. Importantly, KD025 was well tolerated, with no treatment-related serious adverse events and no apparent increased risk of infection.

In 2018, we plan to continue our dialogue with regulatory authorities to obtain further guidance on a regulatory pathway to approval for KD025 in cGVHD. In addition to the expansion cohort, we plan to initiate a new Phase 2 clinical trial of KD025 in cGVHD in 2018.

KD025 for the Treatment of Idiopathic Pulmonary Fibrosis

Medical Need: Idiopathic Pulmonary Fibrosis

IPF is a progressive fibrotic disease of the lungs, with a median survival of three to five years from the time of diagnosis. Approximately 128,000 people in the United States are living with IPF, with 48,000 new cases diagnosed annually. IPF is thought to be caused by repetitive environmental injury to the lining of the lung airways and the resulting abnormal wound-healing responses. IPF patients are in need of new therapies that provide clinical benefit.

KD025 in Fibrotic Disease

In addition to ROCK2’s potential role in inflammation, we believe the ROCK2 signaling pathway has significant potential to treat fibrotic disease. Independent research from academic institutions has demonstrated that ROCK activity is increased in idiopathic pulmonary fibrosis in humans as well as in animal lungs. In our preclinical research, ROCK2 inhibition with KD025 reduced fibrosis in multiple preclinical models, including lung fibrosis in a bleomycin mouse model system. These data suggest that treatment with KD025 has potential therapeutic benefit in IPF by targeting key fibrotic processes mediated by the ROCK signaling pathway.

Ongoing Phase 2 Clinical Study of KD025 in Idiopathic Pulmonary Fibrosis (KD025-207)

In June 2016, we initiated a randomized, open label, Phase 2 clinical study to examine the safety, tolerability and activity of KD025 in IPF patients who have received or been offered pirfenidone and/or nintedanib. Enrollment is complete, with 39 IPF patients randomized 2:1 to receive KD025 at 400 mg QD or best supportive care (BSC). We currently expect to commence an expansion cohort of approximately 40 patients following completion of the first two cohorts. The primary efficacy endpoint is the percent change in forced vital capacity (FVC), a measure of lung function, from baseline to 24 weeks. The study is being conducted in the United States.

In initial data announced in February 2018, KD025 demonstrated clinical benefit in IPF patients, with a median decline in FVC of 48 mL at week 24, compared to a median decline of 175 mL in patients treated with BSC, an absolute difference of 127 mL and relative difference of 73%. KD025 was well tolerated, with no drug-related SAEs, and 18 out of 20 (90%) of KD025 patients evaluable at week 24 elected to continue KD025 beyond week 24.

In 2018, we plan to continue our dialogue with regulatory authorities to obtain further guidance on a regulatory pathway to approval for KD025 in IPF. In addition to the expansion cohort, we plan to initiate a new Phase 2 clinical trial of KD025 in IPF in 2018.

KD025 for the Treatment of Scleroderma

Medical Need: Scleroderma

Scleroderma (also known as systemic sclerosis) is a chronic multi-system disease characterized by skin thickening and internal organ fibrosis.  Approximately 75,000 to 100,000 people in the United States are living with scleroderma. There are no FDA-approved therapies for scleroderma.

KD025 in Scleroderma

We are designing a Phase 2 clinical trial of KD025 in scleroderma (also known as scleroderma), an area in which ROCK inhibition has demonstrated potential in preclinical models. In 2018, we plan to initiate a Phase 2 clinical study of KD025 in scleroderma.

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

KD025 Clinical Program in Moderate to Severe Psoriasis

Ongoing Placebo-Controlled Phase 2 Clinical Study of KD025 in Moderate to Severe Psoriasis (KD025-211)

Based on clinical data from our completed Phase 2 clinical study of KD025, we are conducting a randomized, double-blind, placebo controlled Phase 2 clinical study of KD025 in moderate to severe psoriasis. This dose finding study is evaluating the safety, tolerability and efficacy of KD025 in up to 180 patients with moderate to severe psoriasis who are candidates for systemic therapy or phototherapy. The 16 week study consists of five cohorts of 30 patients each: KD025 200 mg once daily (QD), KD025 200 mg twice daily (BID), KD025 400 mg QD, KD025 600 mg QD (administered as 400 mg in the morning and 200 mg in the evening) and matching placebo BID. The primary efficacy endpoint is the percentage of patients achieving a 75% reduction in PASI score at Week 16. The study was initiated in September 2016 and is being conducted in the United States.

Tesevatinib Clinical Program

To date, more than 300 subjects have received at least one dose of tesevatinib for ADPKD, solid tumor malignancies or as healthy volunteers in clinical pharmacology studies. In completed clinical studies, tesevatinib demonstrated activity through target kinase inhibition.  We have strategically deprioritized the development of tesevatinib in non-small cell lung cancer and glioblastoma to focus on developing tesevatinib in ADPKD and ARPKD as well as our other clinical programs. As additional data become available, these oncology programs could become prioritized, partnered, or terminated.

Tesevatinib for the Treatment of Polycystic Kidney Disease

We are developing tesevatinib (KD019), an oral small molecule TKI, for the treatment of polycystic kidney disease, an inherited kidney disorder. Tesevatinib has demonstrated clinical activity against activating mutations of EGFR and Src family kinases, which are molecular pathways central to the progression of ADPKD and ARPKD. In addition, tesevatinib accumulates in the kidneys, 15‑fold greater than in the blood. In rodent PKD models, tesevatinib-treated animals have dramatically fewer and smaller renal cysts than vehicle-treated controls. We believe the inhibition of EGFR and Src by tesevatinib and its accumulation in the kidneys make it an excellent potential therapeutic product candidate for PKD. These characteristics allow for lower dosage in patients, making it potentially suitable for long‑term use. We believe that tesevatinib, if approved, could be a first‑line therapy for ADPKD and ARPKD.

Tesevatinib is currently in a randomized, placebo-controlled Phase 2 study in ADPKD in the United States and a Phase 1 study in ARPKD in the United States.

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

There are no FDA‑approved therapies for either form of PKD. While the role of EGFR is well known in disease causation and progression, other molecules have not been tested in PKD because the blood/serum concentrations required to impact the kidney would be very high and would likely have an intolerable toxicity profile. Current standard of care for end‑stage PKD is limited to dialysis and kidney transplant. Therefore, PKD represents a significant unmet medical need and a substantial commercial opportunity as patients with PKD need therapies that can slow disease progression and increase survival.

PKD Clinical Program

Ongoing Phase 2 Placebo-Controlled Study of Tesevatinib in Autosomal Dominant Polycystic Kidney Disease (KD019‑211)

We initiated a Phase 2, randomized, double-blind, placebo-controlled trial of tesevatinib in November 2017. The study evaluates the efficacy and safety of tesevatinib in up to 100 patients randomized 1:1 to receive tesevatinib 50 mg QD versus matched placebo. The primary endpoint of the study is change from baseline in height-adjusted total kidney volume (TKV) in the treatment arm versus placebo. The secondary endpoint of the study is the comparison of estimated glomerular filtration rate (eGFR) in the treatment arm versus placebo. TKV and eGFR are two measures of kidney function. The randomized study design is intended to provide data to enable subsequent registration trials and attract potential partners for co-development of advanced clinical trials. The study is being conducted in the United States.

Ongoing Phase 2a Study of Tesevatinib in Autosomal Dominant Polycystic Kidney Disease (KD019‑101)

Kadmon is conducting an ongoing, single‑agent Phase 2a study of tesevatinib in ADPKD. Findings from this study have demonstrated that tesevatinib is well tolerated and have also identified tesevatinib 50 mg QD as the optimal dose to treat ADPKD.

KD019‑101 was initiated as a dose‑finding Phase 1b/2a study of tesevatinib. The study enrolled 61 patients with a TKV at entry of 1,333.5 mL (normal kidney volume is approximately 400 mL). The Phase 1b portion of the study demonstrated that tesevatinib was generally well tolerated at 50, 100 and 150 mg QD and 150 mg dosed twice or three times weekly, with rashes occurring in the 150 mg dose cohorts. No serious adverse events have occurred, and the 50 mg QD dose was associated with mild rashes in less than 20% of patients. Patients from Study KD019‑101 may continue on tesevatinib therapy in Study KD019‑207, an extension study to collect long‑term safety data. The study is being conducted in the United States.

Data from the Phase 2a study presented at the American Society of Nephrology (ASN) Annual Meeting in November 2017 suggest that annualized changes in TKV and eGFR are encouraging.

Findings from this study have also demonstrated the tolerability of tesevatinib in ADPKD. The data indicated that tesevatinib is a MATE 1/2-K transporter inhibitor. Inhibition of MATE 1/2-K may cause elevations of serum creatinine levels. Normally, an increase in serum creatinine may indicate kidney damage, but in the setting of MATE 1/2-K inhibitors, these increases occur without clinically significant alterations in kidney function. In the ongoing trial, serum creatinine levels increased by 10% to 14% during the first 28 days of tesevatinib treatment and reversed upon treatment discontinuation. Importantly, levels of cystatin C, another measure of renal function, were relatively unchanged during the same period.  In a subset of 13 patients treated with tesevatinib, all experienced elevations in serum creatinine that reversed when drug was stopped, and the drug did not appear to reflect altered kidney function.

Ongoing Phase 1 Study of Tesevatinib in Autosomal Recessive Polycystic Kidney Disease (KD019‑103)

In March 2016, we obtained orphan drug designation status in the United States for tesevatinib for the treatment of patients with ARPKD. Following the FDA’s acceptance of our Investigational New Drug (IND) application in December 2016, we initiated a Phase 1 dose-finding clinical trial of tesevatinib for the treatment of ARPKD in September 2017. In order to accommodate the ARPKD population, we developed a taste-masking liquid formulation of tesevatinib for dosing to children, which is designed to enable titration, the process of gradually adjusting the dose of medication by body weight to reach the appropriate dose. Developmental toxicology studies in animals, which are required for this pediatric patient population, indicated that tesevatinib is generally well tolerated, with data supportive of clinical trial initiation. The Phase 1 study is an ascending single-dose safety study in ARPKD patients ages five to 12.  The study consists of three cohorts: tesevatinib 0.25 mg/kg, 0.50 mg/kg and 1.0 mg/kg, and we expect to enroll six to 18 subjects.  The study is being conducted in the United States.

KD034 Clinical Program

KD034 represents our portfolio of formulations of trientine hydrochloride for second‑line treatment of Wilson’s disease.

Medical Need: Wilson’s disease

Wilson’s disease is a genetic disorder characterized by an inability to excrete copper, leading to severe hepatic, neurologic, psychiatric and/or ophthalmic abnormalities. Approximately 10,000 people in the United States are diagnosed with Wilson’s disease.

Currently approved Wilson’s disease therapies include penicillamine which has a high rate of serious and sometimes fatal adverse events. Severe adverse effects requiring drug discontinuation of penicillamine occur in approximately 30% of patients. Trientine hydrochloride, currently marketed under the brand name Syprine, is used as second-line therapy for patients intolerant of penicillamine. The currently marketed formulation of trientine hydrochloride necessitates cold storage, potentially impacting patient compliance. Since Wilson’s disease requires lifelong management and as the consequences of discontinuing therapy can be fatal, well-tolerated, effective and convenient therapies are needed.

Key Differentiating Attributes of KD034

For broad market access purposes, we are developing a bottled generic 250 mg capsule formulation of trientine hydrochloride that is identical to Syprine. We are also developing a generic 250 mg capsule formulation in a blister packaging that offers room temperature stability, which we believe has the potential to address shortcomings of currently available trientine hydrochloride.

KD034 Development Program for Wilson’s disease

We conducted an open-label bioequivalence clinical study in the United States, which showed that our generic capsule formulation was equivalent to Syprine in healthy volunteers. We are also assessing stability of our generic capsule in blister packaging.

Regulatory Strategy

In December 2016, we submitted an ANDA for our bottled generic formulation of trientine hydrochloride. In March 2017, we submitted a second ANDA for our generic form of trientine hydrochloride in blister packaging that offers room temperature stability. We are in the process of working with the FDA with respect to certain questions relating to our formulation and packaging. We intend to use Kadmon Pharmaceuticals, our specialty‑focused commercial organization, to market these formulations, if approved.

Our Drug Discovery Platforms and Preclinical Molecules

Drug Discovery Platforms

We have two drug discovery platforms that support our pipeline of clinical‑stage product candidates: small molecules and biologics. We leverage our team of scientific experts and our advanced understanding of the molecular mechanisms of disease to establish development paths for disease areas where significant unmet medical needs exist.

Kadmon Preclinical Pipeline

Small Molecules

ROCK Inhibitors

Using innovative medicinal chemistry, computational and structure-based design approaches, we have developed a portfolio of proprietary, next-generation ROCK inhibitors to treat chronic diseases. Our ROCK inhibitor platform includes a distinct series of oral ROCK2 and pan-ROCK (ROCK1/2) inhibitors in preclinical and clinical development.  Our portfolio includes pan-ROCK and ROCK2-selective inhibitors for inflammatory and fibrotic diseases and blood-brain barrier-penetrant pan-ROCK inhibitors for neurodegenerative diseases.

GLUT Inhibitors

The emerging field of immuno-metabolism has identified the regulation of glucose transports (GLUT) as a requisite component of immune cell growth and activation. We are developing oral, potent small molecule GLUT inhibitors that are designed to block aberrant immune cell activity. In preclinical studies, our GLUT inhibitors were well tolerated and reduced inflammation at therapeutically relevant doses.

Biologics

We have a fully human monoclonal antibody platform run by an experienced group of scientists. This team was involved in the development of multiple commercially successful antibodies prior to joining Kadmon, including Erbitux (cetuximab) and Cyramza (ramucirumab). Our scientists are developing monoclonal antibodies as well as fusion proteins and bispecific antibodies that we believe represent the next generation of cancer therapeutics.

Our most advanced candidate from our biologics platform, KD033, is a novel anti PD-L1/IL-15 fusion protein that combines the effects of two complementary immuno-oncology approaches to potentially achieve greater efficacy than single-agent therapy. KD033 inhibits the PD‑L1 pathway to reduce immune checkpoint blockade while simultaneously directing an IL‑15‑stimulated, specific immune response to the tumor microenvironment. KD033 potentially offers greater efficacy than immuno-oncology monotherapy while avoiding toxicities associated with systemic administration of cytokine therapy.

Preclinical treatment with KD033 significantly prolonged the survival of colon‑tumor bearing mice, especially compared to treatment with IL‑15 or anti‑PD‑L1 as single agents. In a separate mouse model, KD033 stimulated long‑lasting memory CD8+ T cells to achieve persistent antitumor efficacy without additional treatment. KD033 has demonstrated significant tumor inhibition in murine models that are resistant to PD-L1, PD-1 or CTLA-4 antibodies, suggesting that KD033 may deliver promising clinical outcomes in cancer patients resistant or refractory to immuno-oncology monotherapy. We have presented encouraging preclinical data on KD033 at scientific conferences.

We are also developing KD035, a proprietary antibody targeting vascular endothelial growth factor receptor 2 (VEGFR2), which inhibits the formation of new blood vessels (angiogenesis), thus blocking blood supply to tumors. New research has demonstrated that inhibition of the VEGF/VEGFR2 pathway also reduces the expression of PD-1, activating the immune system to attack tumors and potentially augmenting the efficacy of immune checkpoint therapies.

We entered into a collaboration and licensing agreement with Jinghua Pharmaceutical Group Co., Ltd. (Jinghua) in November 2015 to develop anti-VEGFR2 and anti-PD-L1 monoclonal antibodies, KD035 and KD036, exclusively for Greater China.

Research and Development

Research and development expenses consist primarily of costs incurred for the development of our product candidates.  For the years ended December 31, 2017, 2016 and 2015, we recognized $40.8 million, $35.8 million and $33.6 million, respectively, in research and development expenses. For further detail about our research and development activities, refer to the research and development sections in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.

Sales and Marketing

Kadmon Pharmaceuticals is our marketing and sales organization focused on specialty pharmaceuticals. Kadmon Pharmaceuticals markets a portfolio of branded and generic ribavirin products used as part of a combination treatment for chronic HCV infection (Ribasphere RibaPak and Ribasphere) and also distributes products in a variety of other therapeutic areas, including tetrabenazine for the treatment of chorea associated with Huntington’s disease. Sales from our ribavirin portfolio of products accounted for 33%, 77% and 82% of total revenue for the years ended December 31, 2017, 2016 and 2015, respectively.

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

The license agreement includes a series of acquisition and worldwide development milestone payments totaling up to $218.4 million, and $14.1 million of these payments and other fees have been paid as of December 31, 2017. Additionally, the license agreement includes commercial milestone payments totaling up to $175.0 million, none of which have been paid as of

December 31, 2017, contingent upon the achievement of various sales milestones, as well as single‑digit sales royalties. The royalty term expires with the last to expire patent.

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

Nano Terra, Inc.

In April 2011, in connection with the acquisition of Surface Logix, Inc. (SLx) by Nano Terra, Inc. (Nano Terra), our subsidiary Kadmon Corporation entered into a joint venture with SLx through the formation of NT Life Sciences, LLC (NT Life), whereby Kadmon Corporation contributed $0.9 million at the date of formation in exchange for a 50.0% interest in NT Life. Contemporaneously with our entry into the joint venture, we entered into an exclusive sub-license agreement with NT Life and SLx, under which NT Life granted us rights to certain patents and know-how it licensed from SLx relating to the compound SLx-2119 (KD025). Under this agreement, NT Life granted to us an exclusive, worldwide, royalty-bearing, sublicensable license (under the patents and know how it licensed from SLx) to make, have made, use, sell, offer for sale, import and export certain products, including KD025. NT Life also granted to us a worldwide, non-exclusive, non-transferable, sublicensable license under certain SLx platform technology to make, have made, use, sell, offer for sale, import and export the products.

The initial purpose of the joint venture with SLx was to develop assets licensed to us from SLx and to define the royalty obligations with respect to certain products not exclusively licensed to us. The joint venture is, however, currently inactive. We expect that the joint venture will become active and develop certain intellectual property in the future.

Regarding KD025, we are the sublicensee of granted patents in the United States, as well as applications in Australia, Canada, Europe, Japan and the United States, which claim KD025 as a composition‑of‑matter, as well as use of KD025 to treat certain diseases. The last to expire U.S. patent in this family has a term that ends in October 2029 based on a calculated PTA and without regard to any potential PTE, which could further extend the term by an additional five years.

In consideration for the rights granted to us by NT Life, we agreed to assume certain of Nano Terra’s payment obligations, which are limited to the royalty percentages discussed in this paragraph, under the Agreement and Plan of Merger dated April 8, 2011, by and among Nano Terra, NT Acquisition, Inc., SLx, and Dion Madsen, as the Stockholder Representative of SLx (Merger Agreement). Pursuant to these obligations, we are required to pay to the Stockholder Representative a royalty based on a percentage of net sales of licensed products in the mid‑single digits, subject to specified deductions and adjustments. We are also required to pay to NT Life a 10.0% royalty on the net sales remaining after giving effect to the royalty payment to the Stockholder Representative. Pursuant to the assumption of Nano Terra’s payment obligations, if we further assign or sublicense our rights to any licensed product to certain third parties, we are also required to pay to the Stockholder Representative a portion of any sublicensing revenue relating to such licensed product ranging from the low twenty percents to the low forty percents, subject to specified deductions and adjustments. We are also required to pay to NT Life any remaining sublicensing revenue after giving effect to the foregoing sublicense revenue payment to the Stockholder Representative.

Unless earlier terminated, our agreement with NT Life will, with respect to a licensed product, end on a country‑by‑country and licensed product‑by‑licensed product basis upon the latest of (a) the expiration or invalidation of the last valid claim of a licensed patent right covering such licensed product in such country and (b) the expiration or termination of payment obligations with respect to such licensed product in such country under the Merger Agreement. The agreement will, with respect to the licensed SLx platform technology, end on a country‑by‑country basis upon the expiration or invalidation of the last valid claim of a licensed patent right covering such SLx platform technology. We may terminate the agreement at any time upon six months’ written notice to NT Life and if we provide such notice, NT Life may accelerate such termination upon thirty days’ prior written notice. Either party may terminate the agreement for any material breach by the other party that is not cured within a specified time period. NT Life may terminate the agreement if we challenge the licensed patents. Either party may terminate the agreement upon the bankruptcy or insolvency of the other party. The agreement shall terminate in the event we are dissolved.

In addition, the agreement shall terminate on a licensed product‑by‑licensed product basis in the event such licensed product reverts to the Stockholder Representative because of a failure to satisfy the diligence requirements as set forth in the Merger Agreement.  More specifically, pursuant to our sub-license agreement with NT Life and SLx, we agreed to assume certain of Nano Terra’s diligence obligations under the Merger Agreement such that we are obligated to use commercially reasonable efforts to develop the licensed products, including KD025. With respect to KD025, our diligence obligations do not expire until the completion of a certain specified Phase 2 clinical trial of KD025 in oncology. If, prior to the expiration of our diligence obligations, we fail to comply with such diligence obligations for any licensed product, including KD025, the Stockholder Representative may require Nano Terra to assign all assets of SLx, including intellectual property, relating to such licensed product to an entity designated by such Stockholder Representative, subject to Nano Terra’s and our rights to contest such assignment. If such an assignment takes place, our sublicense rights to such intellectual property for such licensed product will terminate.

If the agreement is terminated, among other things, we will be required to cease all development and commercialization of the licensed products, including KD025, all licenses granted to us will terminate and we are obligated to grant NT Life a perpetual, irrevocable, worldwide, exclusive license under certain intellectual property owned or controlled by us that relate to the licensed products to develop and commercialize such licensed products.

Dyax Corp. (acquired by Shire Plc in January 2016)

In July 2011, we entered into a license agreement with Dyax Corp. (“Dyax”) for the rights to use the Dyax Antibody Libraries, Dyax Materials and Dyax Know‑How (collectively “Dyax Property”). The agreement terminated on September 22, 2015, but we had a right to a commercial license of any research target within two years of expiration of the agreement. We exercised this right to a commercial license of two targets in September 2017, resulting in a license fee payable to Shire Plc of $1.5 million, which was recorded to research and development expense for the year ended December 31, 2017. The agreement includes the world‑wide, non‑exclusive, royalty‑free, non‑transferable licenses to be used in the research field, without the right to sublicense. Additionally, we have the option to obtain a sublicense for use in the commercial field if any research target is obtained. We were required to pay Dyax $0.6 million upon entering into the agreement and $0.3 million annually to maintain the agreement. The initial payment was deferred and recorded as prepaid expense; $0.3 million of which will be amortized over the term of the agreement, and $0.3 million of which was amortized in a manner consistent with that of the annual payments. All subsequent annual payments will be and have been recorded as prepaid expense and amortized over the applicable term of one year.

On September 13, 2012 we entered into a separate license agreement with Dyax whereby we obtained from Dyax the exclusive, worldwide license to use research, develop, manufacture and commercialize DX‑2400 in exchange for payment of $0.5 million. All payments associated with this agreement were recorded as research and development expense at the time the agreement was executed.

The DX‑2400 license requires us to make additional payments contingent on the achievement of certain development milestones (such as receiving certain regulatory approvals and commencing certain clinical trials) and sales targets. None of these targets have been achieved and, as such, no assets or liabilities associated with the milestones have been recorded in the accompanying consolidated financial statements for the year ended December 31, 2017. The DX‑2400 license also includes royalty payments commencing on the first commercial sale of any licensed product, which had not occurred as of December 31, 2017 and 2016.

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

We paid Chiromics $0.2 million upon execution of the agreement and a total of $0.3 million upon the delivery of the compound libraries. We were also required to make quarterly payments of $0.2 million for the eight quarters following delivery of the compound libraries. The agreement with Chiromics has no expiration date. Either party may terminate the agreement for any material breach by the other party that is not cured within a specified time period or upon the bankruptcy or insolvency of the other party.

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

We assessed the applicability of ASC 810 to the aforementioned agreements and based on the corporate structure, voting rights and contributions of the various parties in connection with these agreements, determined that MeiraGTx is a variable interest entity; however, consolidation is not required as we are not the primary beneficiary based upon the voting and managerial structure of the entity.

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

As part of a transition services agreement with MeiraGTx,  we recognized $0.6 million of service revenue to license and other revenue during the year ended December 31, 2017, and $1.0 million of service revenue to license and other revenue during each of the years ended December 31, 2016 and 2015. During April 2016, we received 230,000 shares of MeiraGTx’s convertible preferred Class C shares as a settlement for $1.2 million in receivables from MeiraGTx. Under ASC 323, the Class C shares of MeiraGTx do not qualify as common stock or in-substance common stock and the $1.2 million was recorded as a cost method investment. We also received cash payments of $0.3 million and $0.2 million for service revenue earned during 2017 and 2016, respectively.

We assessed the recoverability of both the cost method and equity method investment in MeiraGTx at December 31, 2017 and 2016 and identified no events or changes in circumstances that may have a significant adverse impact on the fair value of this investment. For the years ended December 31, 2017, 2016 and 2015,  we recorded our share of MeiraGTx’s net loss of $7.6 million, $13.6 million and $2.8 million, respectively, inclusive of adjustments related to MeiraGTx’s 2015 financial statements that resulted in us recording a loss on equity method investment of $3.9 million for the year ended December 31, 2016.  We maintain a 25.6% ownership in MeiraGTx at December 31, 2017, inclusive of C preferred shares issued by MeiraGTx. For accounting purposes, we have determined that the C preferred shares issued by MeiraGTx are not in-substance common stock. Accordingly, we record 38.7% of MeiraGTx’s losses, which represents what our percentage would be if only A ordinary shares were outstanding. Our maximum exposure associated with MeiraGTx is limited to our initial investment of $24.0 million, which has been written down to zero at December 31, 2017 based on our absorption of MeiraGTx’s net losses.

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

We recorded royalty expenses of $0.1 million, $1.2 million and $2.7 million for the years ended December 31, 2017, 2016 and 2015,  respectively.

Jinghua Pharmaceutical Group Co., Ltd.

In November 2015, we entered into a collaboration and license agreement with Jinghua. Under this agreement, we granted to Jinghua an exclusive, royalty‑bearing, sublicensable license under certain of our intellectual property and know‑how to use, develop, manufacture, and commercialize certain monoclonal antibodies in China, Hong Kong, Macau and Taiwan.

In partial consideration for the rights granted to Jinghua under the agreement, we received an upfront payment of $10.0 million in the form of an investment in our Class E redeemable convertible membership units. We are eligible to receive from Jinghua a royalty equal to a low double‑digit percentage of net sales of product in the territory. In addition to such payments, we are eligible to receive milestone payments for the achievement of certain development milestones, totaling up to $40.0 million. We earned a $2.0 million milestone payment in March 2016, which was recorded as license and other revenue during the year ended December 31, 2016. We earned a $2.0 million milestone payment in February 2017, which was recorded as license and other revenue during the year ended December 31, 2017. No revenue was recognized for the year ended December 31, 2015. We are also eligible to receive a portion of sublicensing revenue from Jinghua ranging from a percentage in the low double‑digits to the low thirties based on the development stage of a product. No royalty or sublicensing revenue was received from Jinghua during the three years ended December 31, 2017.

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

Camber Pharmaceuticals, Inc.

In February 2016, we entered into a supply and distribution agreement with Camber Pharmaceuticals, Inc. (Camber) for the purposes of marketing, selling and distributing tetrabenazine, a medicine that is used to treat the involuntary movements (chorea) of Huntington’s disease. The initial term of the agreement was twelve months. In May 2016, we amended our agreement with Camber to include the marketing, selling and distributing of valganciclovir, a medicine that is used for the treatment of CMV retinitis, a viral inflammation of the retina of the eye, in patients with acquired immunodeficiency syndrome (AIDS) and for the prevention of CMV disease, a common viral infection complicating solid organ transplants, in kidney, heart and kidney pancreas transplant patients. In August 2016, we amended our agreement with Camber to include the marketing, selling and distributing of several other products that have not had meaningful sales to date. In February 2017, we entered into a third amendment to the supply and distribution agreement with Camber extending the initial term of the agreement by an additional twelve months. The supply and distribution agreement with Camber terminated on February 23, 2018.

Under the agreement, as amended, we obtained commercial supplies of the Camber products at a contracted price and distributed them through our existing field force. We retained 100% of the revenue generated from the sale of the Camber products. We recognized revenue from the sales of tetrabenazine of $1.0 million and $0.6 million during the years ended December 31, 2017 and 2016. No revenue was generated from sales of tetrabenazine in 2015. We recognized revenue from the sales of valganciclovir of $0.2 million and $0.9 million during the years ended December 31, 2017 and 2016. No revenue was generated from sales of valganciclovir in 2015. No meaningful revenue was generated from sales of other Camber products for the years ended December 31, 2017, 2016 and 2015.

Our Intellectual Property

The proprietary nature of, and protection for, our product candidates, their methods of use, and our technologies are an important part of our strategy to discover and develop small molecules and biologics that address areas of significant unmet medical needs in inflammatory, fibrotic and neurodegenerative diseases, oncology, genetic diseases, and in the area of immuno‑oncology. We are the owner or exclusive licensee of patents and applications relating to certain of our product candidates, and are pursuing additional patent protection for them and for our other product candidates and technologies. We also rely on trade secrets to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection. Additionally, we maintain copyrights and trademarks, both registered and unregistered.

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

Product Candidate	Description/ Indications	US Patent Numbers	Patent Expiration(0)	Patent Type	Major Jurisdictions	Claim Type
KD025	ROCK2 Inhibitor/Psoriasis, Fibrosis	8,357,693 8,916,576	2029+	Utility	CA, CN, EA, EP, JP, US	Composition of Matter/ Method of Use
KD025	ROCK2 Inhibitor/cGVHD	15,303,420	2035	Utility	CA, CN, EA, EP, JP, US	Method of Use
Tesevatinib	Multi‑kinase Inhibitor/Oncology	7,576,074 8,658,654	2026+	Utility	AU, CA, EP, JP, US	Composition of Matter/ Method of Use
Tesevatinib	Multi‑kinase Inhibitor/Polycystic Kidney Disease	9,364,479	2031*	Utility	CA, CN, EA, EP, TW, US	Method of Use
KD033	Monoclonal Antibody, Immunoconjugate/Oncology	Pending	2035*	Utility	US, CN, TBD	Composition of Matter/ Method of Use
KD034	Chelating Agent/Wilson’s Disease	Pending	2036*	Provisional	US, TBD	Formulation
KD035	VEGFR2 Monoclonal Antibody/Oncology, Angiogenesis	Pending	2033*	Utility	CN, EA, EP, JP, US	Composition of Matter/ Method of Use
Ribavirin	Nucleoside Inhibitor/Hepatitis	6,720,000 7,538,094 7,723,310	2028+	Utility	US	Composition of Matter
Metabolic Inhibitors	Metabolic Inhibitors/Viral Infection	9,029,413	2028*	Utility	CA, EP, JP, US	Method of Use
GLUT Inhibitors	Glucose Uptake Inhibitors/Immunological and Infectious Diseases	Pending	2036*	Provisional	US, TBD	Method of Use
PD‑L1/VEGFR Antibody	Bispecific Antibody/Oncology	Pending	2037*	Provisional	US, TBD	Composition of Matter/ Method of Use

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

Competition

We compete directly with companies that focus on cGVHD, IPF, psoriasis and PKD, and companies dedicating their resources to novel forms of therapies for these indications. We also face competition from academic research institutions, governmental agencies and other various public and private research institutions. With the proliferation of new drugs and therapies in these areas, we expect to face increasingly intense competition as new technologies become available. Any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future.

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

There are a number of currently marketed therapies and products in late‑stage clinical development to treat cGVHD, IPF, psoriasis and PKD, including:

cGVHD	IPF	Psoriasis	PKD

Imbruvica (ibrutinib)	Esbriet (pirfenidone)	Systemic treatments	tolvaptan (1)
Rituxan (rituximab)	Ofev (nintedanib)	Soriatane (acitretin)
Corticosteroids		Cyclosporine
Calcineurin inhibitors		Methotrexate
Otezla (apremilast)
Biologics
Taltz (ixekizumab)
Enbrel (etanercept)
Humira (adalimumab)
Cosentyx (secukinumab)
Remicade (infliximab)

(1)	While there are no approved treatments in the United States for this indication, we understand that there are certain off-label uses for tolvaptan.

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

Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process, or after approval, may subject an applicant to administrative or judicial sanctions. These sanctions could include the FDA’s refusal to approve pending applications, withdrawal of an approval, a clinical hold, untitled or warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties. The process required by the FDA before a drug or biologic may be marketed in the United States generally involves the following:

•	completion of preclinical laboratory tests, animal studies and formulation studies according to Good Laboratory Practices regulations;
•	submission to the FDA of an IND, which must become effective before human clinical studies may begin;
•	approval by an independent institutional review board (IRB), at each clinical site before each trial may be initiated;
•

performance of adequate and well‑controlled human clinical studies according to “good clinical practices” (GCP) regulations, to establish the safety and efficacy of the proposed drug or biologic for its intended use;

•	preparation and submission to the FDA of a New Drug Application (NDA) or Biologics License Application (BLA);

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

All clinical studies must be conducted under the supervision of one or more qualified investigators in accordance with GCP regulations. These regulations include the requirement that all research subjects provide informed consent in writing before their participation in any clinical study. Further, an IRB must review and approve the plan for any clinical study before it commences at any institution, and the IRB must conduct continuing review and reapprove the study at least annually. An IRB considers, among other things, whether the risks to individuals participating in the clinical study are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the information regarding the clinical study and the consent form that must be provided to each clinical study subject or his or her legal representative and must monitor the clinical study until completed.

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

The submission of an NDA or BLA is subject to the payment of a substantial application user fee although a waiver of such fee may be obtained under certain limited circumstances. For example, the agency will waive the application fee for the first human drug application that a small business or its affiliate submits for review. The sponsor of an approved NDA or BLA is also subject to annual product and establishment user fees. For FDA fiscal year 2017 the application fee for an application with clinical data was $2,038,100. Sponsors are also subject to the product and establishment fees. For fiscal 2017, the product fee was $97,750, and the establishment fee was $512,200.

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

In 2012, the Food and Drug Administration Safety and Innovation Act (FDASIA) amended the FDCA to require that a sponsor who is planning to submit a marketing application for a drug or biological product that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration submit an initial Pediatric Study Plan (PSP), within sixty days of an End‑of‑Phase 2 meeting or as may be agreed between the sponsor and the FDA. The initial PSP must include an outline of the pediatric study or studies that the sponsor plans to conduct, including study objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of data or full or partial waivers. The FDA and the sponsor must reach agreement on the PSP. A sponsor can submit amendments to an agreed‑upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from preclinical studies, early phase clinical studies, and/or other clinical development programs.

The FDA also may require submission of a Risk Evaluation and Mitigation Strategy (REMS) to mitigate any identified or suspected serious risks. The REMS could include medication guides, physician communication plans, assessment plans, and elements to assure safe use, such as restricted distribution methods, patient registries, or other risk minimization tools.

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

Breakthrough Designation

The FDASIA amended the FDCA to require the FDA to expedite the development and review of a breakthrough therapy. A drug or biologic product can be designated as a breakthrough therapy if it is intended to treat a serious or life‑threatening disease or condition and preliminary clinical evidence indicates that it may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints. A sponsor may request that a drug or biologic product be designated as a breakthrough therapy concurrently with, or at any time after, the submission of an IND, and the FDA must determine if the product candidate qualifies for breakthrough therapy designation within 60 days of receipt of the sponsor’s request. If so designated, the FDA shall act to expedite the development and review of the product’s marketing application, including by meeting with the sponsor throughout the product’s development, providing timely advice to the sponsor to ensure that the development program to gather preclinical and clinical data is as efficient as practicable, involving senior managers and experienced review staff in a cross‑disciplinary review, assigning a cross‑disciplinary project lead for the FDA review team to facilitate an efficient review of the development program and to serve as a scientific liaison between the review team and the sponsor, and taking steps to ensure that the design of the clinical studies is as efficient as practicable.

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

Biosimilarity, which requires that the product be “highly similar” and there be no clinically significant differences between the biological product and the reference product in terms of safety, purity, and potency, can be shown through analytical studies, animal studies, and a clinical study or studies. Interchangeability requires that a product is biosimilar to the reference product and the product must demonstrate that it can be expected to produce the same clinical results as the reference product in any given patient and, for products that are administered multiple times to an individual, the biologic and the reference biologic may be alternated or switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. However, complexities associated with the larger, and often more complex, structures of biological products, as well as the processes by which such products are manufactured, pose significant hurdles to implementation of the abbreviated approval pathway that are still being worked out by the FDA.

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

In addition, we may be subject to patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that govern certain of our operations include the following, but are not limited to:

a)	federal and state laws relating to the Medicare and Medicaid programs and any other federal healthcare program;
b)

federal and state laws relating to healthcare fraud and abuse, including, without limitation, the federal Anti-Kickback Statute (42 U.S.C. § 1320a-7b(b)), the federal False Claims Act (31 U.S.C. §§ 3729 et seq.), the False Statements Statute, (42 U.S.C. § 1320a-7b(a)), the Exclusion Laws (42 U.S.C. § 1320a-7), the federal Physician Payment Sunshine Act (42 U.S.C. § 1320a-7h), the Drug Supply Chain Security Act (21 U.S.C. § 351 et seq.), the Anti-Inducement Statute (42 U.S.C. § 1320a-7a(a)(5)), the Civil Monetary Penalties Law (42 U.S.C. § 1320a-7a) and criminal laws relating to healthcare fraud and abuse, including but not limited to 18 U.S.C. §§ 286, 287 and 1001, and the Health Insurance Portability and Accountability Act of 1996, or HIPAA, (Pub.L. 104-191);

c)	state laws relating to Medicaid or any other state healthcare or health insurance programs;
d)	federal or state laws relating to billing or claims for reimbursement submitted to any third party payor, employer or similar entity, or patient;
e)

any other federal or state laws relating to fraudulent, abusive or unlawful practices connected in any way with the provision or marketing of healthcare items or services, including laws relating to the billing or submitting of claims for reimbursement for any items or services reimbursable under any state, federal or other governmental healthcare or health insurance program or any private payor; and

f)

federal and state laws relating to health information privacy and security, including HIPAA, and any rules or regulations promulgated thereunder, and the Health Information Technology for Economic and Clinical Health Act, enacted as part of the American Recovery and Reinvestment Act of 2009 and any regulations promulgated thereunder.

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

Employees

As of December 31, 2017, we employed 101 people, including 55 in research and development, 11 in commercial operations and 35 in a general and administrative capacity, including executive officers. We also engage a number of temporary employees and consultants. None of our employees is represented by a labor union with respect to his or her employment with us. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

Facilities

Our corporate headquarters are located in New York, New York, and consist of approximately 35,771 square feet of space under a lease that expires in October, 2025. In addition, we also have locations in Warrendale, Pennsylvania; Cambridge, Massachusetts and Monmouth Junction, New Jersey. We believe that our facilities are adequate for our current needs and for the foreseeable future.

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

Since inception, we have incurred substantial operating losses. Our consolidated net loss was $79.8 million, $208.8 million and $147.1 million for the years ended December 31, 2017, 2016 and 2015, respectively. Our accumulated deficit was $237.4 million and $155.7 million at December 31, 2017 and 2016, respectively.

To date, we have financed our clinical development operations primarily through issuance of common stock in our IPO, a private placement of our common stock and warrants to purchase common stock,  private placements of our membership units, debt financing, public registered offerings of our common stock and warrants to purchase common stock and, to a lesser extent, through equipment lease financings. We expect to continue to incur significant expenses related to the development of our clinical product candidates for at least the next several years. We anticipate that our expenses will increase substantially as we:

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

In the absence of substantial revenue from the sale of products in our ribavirin portfolio and other products that we distribute, including tetrabenazine, or from other sources (the amount, timing, nature or source of which cannot be predicted), we expect our substantial losses to continue and we may need to discontinue operations. Our ability to generate sufficient revenues from our existing products or from any of our product candidates in development, and to transition to profitability and generate consistent positive cash flow is uncertain. We may continue to incur losses and negative cash flow and may never transition to profitability or positive cash flow.

Our level of indebtedness could adversely affect our business and limit our ability to plan for, or respond to, changes in our business.

Since our inception, we have incurred substantial indebtedness in order to fund acquisitions, research and development activities and the operations of our commercial pharmaceutical business. At December 31, 2017, we had approximately $34.6 million outstanding under our senior secured non‑convertible term loan (the 2015 Credit Agreement), which has a maturity date of June 17, 2018. In addition, we have incurred recurring losses from operations and have an accumulated deficit of $237.4 million at December 31, 2017.

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

Our 2015 Credit Agreement matures on June 17, 2018. Pursuant to the 2015 Credit Agreement, we are required to comply with certain financial covenants and to satisfy a clinical development milestone by December 31, 2017. The clinical development milestone was deemed satisfied in a letter agreement entered into on December 22, 2017 with a majority of lenders under our 2015 Credit Agreement. A failure to comply with these covenants is an event of default, which, if not cured or waived, could result in the acceleration of the debt under our 2015 Credit Agreement. The 2015 Credit Agreement also required us to raise $17.0 million of capital by December 31, 2017, which was satisfied in September 2017. No assurances can be given that we will be able to comply with these covenants or that we will be able to refinance this debt on or before the maturity date.

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

Based on our recurring losses from operations, the deficiency in stockholders’ capital and a contractual obligation to raise $40.0 million of additional equity capital by the end of the second quarter of 2017  pursuant to the second amendment to the 2015 Credit Agreement we entered into in November 2016, our independent registered public accounting firm has included an explanatory paragraph in its report on our consolidated financial statements as of and for the year ended December 31, 2016 expressing substantial doubt about our ability to continue as a going concern. Pursuant to the third amendment to the 2015 Credit Agreement entered into on March 31, 2017 (the “Third Amendment”), the contractual obligation to raise $40.0 million was extended from June 30, 2017 to December 31, 2017. We raised approximately $22.7 million in a private placement in March 2017, requiring us to raise an additional $17.0 million by December 31, 2017, which was satisfied in September 2017. We expect to incur further losses over the next several years as we develop our business, and we will require significant additional funding to continue operations. If we are unable to continue as a going concern, we may be unable to meet our debt obligations, which could result in an acceleration of our obligation to repay such amounts, and we may be forced to liquidate our assets. In such a scenario, the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements.

We are or have been party to certain litigation, which could adversely affect our business, results of operations and financial condition.

We are party to, or have been party to, various litigation claims and legal proceedings. We believe that the plaintiff’s claims in the currently ongoing litigation (which is in the appellate process )  have no merit and intend to vigorously defend the action. We similarly believe that the plaintiffs’ claims in recent litigations also had no merit. However, litigation is inherently uncertain, and any adverse outcome(s) could negatively affect our business, results of operations and financial condition. In addition, litigation can involve significant management time and attention and be expensive, regardless of outcome. During the course of litigation, there may be announcements of the results of hearings and motions and other interim developments related to the litigation. If securities analysts or investors regard these announcements as negative, the trading price of our shares of common stock may decline. In addition, we evaluate these litigation claims and legal proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these assessments and estimates, we establish reserves or disclose the relevant litigation claims or legal proceedings, as appropriate. These assessments and estimates are based on the information available to management at the time and involve a significant amount of management judgment. Actual outcomes or losses may differ materially from our current assessments and estimates. See Note 17, “Contingencies” of the notes to our audited consolidated financial statements included in this Annual Report on Form 10-K for more information.

Our ability to utilize our net operating loss carry‑forwards and certain other tax attributes may be limited.

We have incurred substantial losses during our history and may never achieve profitability. To the extent that we continue to generate losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. As of December 31, 2017, we had unused federal and state net operating loss (“NOL”) carry‑forwards of approximately $419.2 million and $362.0 million, respectively, that may be applied against future taxable income. At December 31, 2017, we have fully reserved the deferred tax asset related to our NOL carry‑forwards as reflected in our audited consolidated financial statements. These carry-forwards expire at various dates through December 31, 2037. Under Section 382 of the Code, if a

corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership by one or more 5‑percent stockholders (or certain groups of non‑5‑percent stockholders) over a three‑year period), the corporation’s ability to use its pre‑change NOL carry‑forwards and other pre‑change tax attributes to offset its post‑change income would be limited. We experienced ownership changes under Section 382 of the Code in 2010, 2011 and 2016, which may limit our ability to utilize NOL carry-forwards. We did not reduce the gross deferred tax assets related to the NOL carry-forwards, however, because the limitations do not hinder our ability to potentially utilize all of the NOL carry-forwards. We may experience ownership changes in the future as a result of future shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre‑change NOLs to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed by us.

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

We cannot be certain as to what type and how many clinical trials the FDA, or equivalent foreign regulatory agencies, will require us to conduct before we may successfully gain approval to market any of our product candidates. Prior to approving a new drug or biologic, the FDA generally requires that the effectiveness of the product candidate (which is not typically fully investigated until Phase 3) be demonstrated in two adequate and well‑controlled clinical trials. In some situations, the FDA approves drugs or biologics on the basis of a single well‑controlled clinical trial establishing effectiveness. However, if the FDA or the EMA determines that our Phase 3 clinical trial results do not demonstrate a statistically significant, clinically significant benefit with an acceptable safety profile, or if the FDA or EMA requires us to conduct additional Phase 3 clinical trials in order to gain approval, we will incur significant additional development costs and commercialization of these products would be prevented or delayed and our business would be adversely affected.

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

A key element of our strategy is to leverage our drug discovery platforms to identify and develop new product candidates for additional diseases with significant unmet medical needs. Although our research and development efforts to date have contributed to the development of product candidates directed at inflammatory and fibrotic diseases, oncology and genetic diseases, we may not be able to develop product candidates that are safe and effective. Even if we are successful in continuing to build our pipeline, the potential product candidates that we identify may not be suitable for clinical development, including as a result of being shown to have harmful side effects or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance. If we do not continue to successfully develop and begin to commercialize product candidates, we will face difficulty in obtaining product revenues in future periods, which could result in significant harm to our financial position and adversely affect the price of our common stock.

Biologics carry particular risks and uncertainties, which could have a negative impact on future results of operations.

Through our drug discovery platform, we are currently engaged in the development of novel highly active bi‑functional proteins for immunotherapy in various indications. The successful development, testing, manufacturing and commercialization of biologics is a long, expensive and uncertain process. There are particular risks and uncertainties with biologics, including:

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

The development and commercialization of new therapeutics is highly competitive. We face competition (from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide) with respect to our current product candidates and will face competition with respect to any product candidates that we may seek to develop or commercialize in the future. We compete directly with companies that focus on cGVHD, IPF, psoriasis and PKD, and companies dedicating their resources to novel forms of therapies for these indications. We also face competition from academic research institutions, governmental agencies and other various public and private research institutions. Many of these competitors are attempting to develop therapeutics for our target indications. With the proliferation of new drugs and therapies in these areas, we expect to face increasingly intense competition as new technologies become available. Any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future.

There are products already approved for many of the diseases we are targeting. Many of these approved products are well established therapies and are widely accepted by physicians, patients and third‑party payors. This may make it difficult for us to achieve our business strategy of replacing existing therapies with our product candidates. Our commercial operations face significant direct competition and our competitors may develop products that are safer, more effective, more convenient or less costly than any that we are developing or that would render our product candidates obsolete or non‑competitive. Our competitors may also obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours.

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

Risks Related to Our Marketed Products and Product Candidates

Our current and, in part, our future revenue depends on our ribavirin marketed product portfolio and products we distribute for third parties.

Our current and, in part, our future revenue depends upon continued sales of our ribavirin portfolio of products, which has represented a substantial portion of our total revenues to date. No meaningful revenue was generated from sales of our other products for the years ended December 31, 2017, 2016 and 2015, and our revenue will likely be dependent on sales from our ribavirin product portfolio for the next few years.

RibaPak and Ribasphere face significant direct competition from other generic high-dose ribavirin offerings, as well as competition from lower dose and lower cost generic versions of ribavirin. With scrutiny on drug costs, payors may look for ways to reduce their overall cost of treatment by switching from RibaPak and other generic high-dose formulations of ribavirin to a lower dose and lower cost generic version of ribavirin. If healthcare providers receive pressure from patients, or they are encouraged by insurers, to prescribe less expensive generics, or insurers impose additional formulary controls or restrictions on coverage of RibaPak and Ribasphere, our business would be significantly harmed.

Additionally, our competitors have developed and introduced and are continuing to develop and introduce additional products for chronic HCV infection that may, or may not, require the use of ribavirin in combination, or may require lower doses or shorter durations of treatment with ribavirin.

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

To become and remain profitable, we must compete effectively against other therapies with our products, including our ribavirin portfolio of products, or any of our product candidates for which we obtain marketing approvals, as well as developing and eventually commercializing product candidates with significant market potential. This will require us to be successful in a range of challenging activities, including discovering product candidates, completing preclinical testing and clinical trials for our product candidates and obtaining regulatory approval for these line extensions and product candidates, in addition to the manufacturing, marketing and selling of those products for which we may obtain regulatory approval. We may never succeed in these activities and may never generate revenues that are significant or large enough to achieve profitability.

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

The FDA regulates the promotion of our products, which may only be promoted within their approved indication for use. Promotional materials and activity must be presented with fair balance of the risks and benefits of any product in a manner which is not otherwise inaccurate or misleading. The FDCA and the FDA’s implementing regulations require that manufacturers label, advertise and promote their products with appropriate safety warnings and adequate directions for their FDA‑approved use. However, the FDA does not have the legal authority to regulate the practice of medicine. Although physicians are permitted, based on their medical judgment, to prescribe products for indications other than those approved by the FDA, manufacturers are prohibited from promoting their products for such off‑label uses. We also distribute tetrabenazine tablets, which are indicated for the treatment of chorea.

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

In the past we have been subject to enforcement action relating to allegations of improper promotion of our products, and we may be subject to such action in the future.

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

Our business operations and activities are subject to extensive federal, state and local fraud and abuse and other healthcare laws and regulations, such as the False Claims Act and the federal Anti‑Kickback Statute, the Foreign Corrupt Practices Act (FCPA), federal Physician Payment Sunshine Act, the federal Drug Supply Chain Security Act, federal Civil Monetary Penalty statute, the PPACA program integrity requirements, patient privacy laws and regulation, criminal laws relating to healthcare fraud and abuse, including but not limited to the Health Insurance Portability and Accountability Act, federal consumer protection and unfair competition laws, federal government price reporting laws and state law equivalents of each of these. These laws and regulations constrain, among other things, the business or financial arrangements and relationships through which we may research and develop any product candidate, as well as market, sell and distribute any approved products.

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

We may pursue the FDA 505(b)(2) pathway for one of our product candidates (KD034 liquid formulation), and if we are not able to successfully do so, seeking approval of this product candidate through the 505(b)(1) NDA pathway would require full reports of investigations of safety and effectiveness. Even if we are able to pursue the 505(b)(2) pathway, we could be subject to legal challenges and regulatory changes which might result in extensive delays or result in our 505(b)(2) application being unsuccessful.

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

The laws of foreign countries may not protect our rights to the same extent as the laws of the United States, and many companies have encountered significant difficulties in protecting and defending such rights in foreign jurisdictions. For those countries where we do not have granted patents, we may not have any ability to prevent the unauthorized use or sale of our proprietary medicines and technology or to prevent third parties from selling or importing products made using our inventions in and into the United States and other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products, and further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our products and our intellectual property rights may not be effective or sufficient to prevent them from competing.

We may not be aware of all third-party intellectual property rights potentially relating to our product candidates. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore we cannot be certain that we were the first to make the inventions claimed in our owned or any licensed patents or pending patent applications, or that we were the first to file for patent protection of such inventions.

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

Even if our patent applications do issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors or other third parties from competing with us or otherwise provide us with any competitive advantage. Our competitors or other third parties may be able to circumvent our patents by developing similar or alternative technologies or products in a non-infringing manner.

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

If we or one of our licensing partners initiated legal proceedings against a third party to enforce a patent covering one of our product candidates, the defendant could counterclaim that the patent covering our product candidate is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Although we have conducted due diligence on patents we have exclusively in‑licensed, the outcome following legal assertions of invalidity and unenforceability during patent litigation is unpredictable. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness or non‑enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the U.S. PTO, or made a misleading statement, during prosecution. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re‑examination, post-grant review, inter partes review, interference proceedings, derivation proceedings,and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). Such proceedings could result in revocation or amendment to our patents in such a way that they no longer cover our products and product candidates. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art of which we and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our product candidates. Such a loss of patent protection would have a material adverse impact on our business.

Third‑party claims of intellectual property infringement,  misappropriation or other violation may prevent or delay our development and commercialization efforts.

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

Third parties may assert that we are employing their proprietary technology without authorization and may assert infringement claims against us based on existing patents or patents that may be granted in the future, regardless of their merit. There may be third‑party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. Because patent applications can take many years to issue, there may be currently pending patent applications which may later result in issued patents that our product candidates may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. If any third‑party patents were held by a court of competent jurisdiction to cover the manufacturing process of any of our product candidates, any molecules formed during the manufacturing process or any final product itself, the holders of any such patents may be able to block our ability to commercialize such product unless we obtained a license under the applicable patents, or until such patents expire.

Similarly, if any third‑party patents were held by a court of competent jurisdiction to cover aspects of our formulations, processes for manufacture or methods of use, the holders of any such patents may be able to block our ability to develop and commercialize the applicable product unless we obtained a license or until such patent expires. In either case, such a license may not be available on commercially reasonable terms or at all. Even if we or our future strategic collaborators were able to obtain a license, the rights may be nonexclusive, which could result in our competitors gaining access to the same intellectual property and it could require us to make substantial licensing and royalty payments.

Parties making claims against us may obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize one or more of our product candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, pay royalties, redesign our infringing products or obtain one or more licenses from third parties, which may be impossible or require substantial time and monetary expenditure. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business, financial condition, results of operations and prospects.

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

We seek to protect our trade secrets, in part, by entering into non‑disclosure and confidentiality agreements with parties who have access to them, such as our employees, collaboration partners, consultants, advisors and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants. However, we cannot guarantee that we have entered into such agreements with each party that may have or have had access to our trade secrets. Our agreements with research and development collaboration partners contain contractual limitations regarding the publication and public disclosure of data and other information generated during the course of research. Despite these efforts, any of these parties may breach the agreements and intentionally or inadvertently disclose or use our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches.

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

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business, or permit us to maintain our competitive advantage. For example:

•	others may be able to make compounds that are similar to our product candidates but that are not covered by the claims of the patents that we own or have exclusively licensed;
•	we or our licensors or collaboration partners might not have been the first to make the inventions covered by the issued patent or pending patent application that we own or have exclusively licensed;
•	we or our licensors or collaboration partners might not have been the first to file patent applications covering certain of our or their inventions;
•	others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;
•	it is possible that our pending patent applications will not lead to issued patents;
•	issued patents that we own or have exclusively licensed may not provide us with any competitive advantages or may be held invalid or unenforceable, as a result of legal challenges by our competitors;
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

If we do not obtain patent term extension for any product candidates we may develop, our business may be materially harmed.

Depending upon the timing, duration and specifics of any FDA marketing approval of any product candidates we may develop, one or more of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Action of 1984, or Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent extension term of up to five years as compensation for patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent may be extended and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended. However, we may not be granted an extension because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents, or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain any patent term extension or the term of any such extension is less than we request, third parties may obtain approval of competing products following our patent expiration, and our business, financial condition, results of operations, and prospects could be materially harmed.

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

We still currently rely on one third‑party supplier for the ribavirin API and tetrabenazine. In the event that any of these third‑party manufacturers fail regulatory compliance, fail to meet quality assurance specifications or experience an unavoidable extraordinary event, our business would be materially adversely affected.

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

In certain cases, our license or acquisition agreements require us to conduct research or clinical trials within a specified time frame, or we may owe a penalty or lose the right to the product for development. If we do not conduct the necessary research or clinical trials within the specified time frame, we may be required to pay cash penalties to extend the time frame during which studies may be conducted, our licensors may exercise a right to have the product returned or may have the right to terminate the agreement, in which event we would not be able to market products covered by such agreement.

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

We are dependent on patents, know‑how and proprietary technology, both our own and licensed from others. We are party to intellectual property license agreements with third parties and expect to enter into additional license agreements in the future. Our current license agreements impose, and we expect that future license agreements will impose, various diligence, development, commercialization, payment and other obligations. If we fail to comply with our obligations under these agreements, the licensor may have the right to terminate the license agreement or may exercise a right to have the intellectual property that we license returned. For example, under our exclusive sub-license agreement for KD025 with NT Life and SLx, if we fail to comply with our diligence obligations, the former owners of the intellectual property licensed under such agreement may require us and our licensors to return such intellectual property, in which case our license to such intellectual property would terminate.Any termination of these licenses could result in the loss of significant rights and could have a material adverse effect on our ability to commercialize our product candidates, including KD025 .

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

In certain of our license agreements, the patents relating to our product candidates are controlled by certain of our licensors. Such licensors generally have rights to file, prosecute, maintain and defend the patents we have licensed from such licensors. We generally have the first right to enforce our patent rights, although our ability to settle such claims often requires the consent of the licensor. If our licensors or any future licensees having rights to file, prosecute, maintain or defend our patent rights fail to conduct these activities for patents or patent applications covering any of our product candidates, our ability to develop and commercialize those product candidates may be adversely affected and we may not be able to prevent competitors from making, using or selling competing products. We cannot be certain that such activities by our licensors have been or will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents or other intellectual property rights.

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

At December 31, 2017, we had 101 full‑time employees. As our development and commercialization plans and strategies develop, we expect to expand our employee base for managerial, operational, sales, marketing, financial and other resources. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. Also, our management may need to divert a disproportionate amount of their attention away from our day‑to‑day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations which may result in weaknesses in our infrastructure, give rise to operational errors, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of existing and additional product candidates. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate and/or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively with others in our industry will depend, in part, on our ability to effectively manage any future growth.

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

Certain holders of our shares have rights requiring us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders, subject to certain conditions. Shares issued upon the exercise of stock options outstanding under our equity incentive plans or pursuant to future awards granted under those plans will become available for sale in the public market to the extent permitted by the provisions of applicable vesting schedules, any applicable market stand‑off and lock‑up agreements, Rule 144 and Rule 701 under the Securities Act, as well as, to the extent applicable, under the registration statement on Form S-8 that we have filed.

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

We are required, pursuant to Section 404 of the Sarbanes‑Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting as early as our annual report on Form 10-K for the fiscal year ending December 31, 2017. However, for as long as we are an “emerging growth company” under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404. We could be an emerging growth company for up to five years following the date of our IPO. An independent assessment of the effectiveness of our internal controls could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls could lead to financial statement restatements and require us to incur the expense of remediation.

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

Concurrently with the closing of our IPO, we issued 30,000 shares of our convertible preferred stock pursuant to an exchange agreement with holders of our Senior Convertible Term Loan. Holders of the convertible preferred stock shall be entitled to receive a cumulative dividend at an annual rate of 5% of the sum of the original purchase price per share of convertible preferred stock plus any dividend arrearages. In addition, holders of the convertible preferred stock shall be entitled to receive dividends paid or payable on our common stock with respect to the number of shares of our common stock into which each share of convertible preferred stock is then convertible at the then applicable conversion price. Shares of our convertible preferred stock are convertible at any time at the option of the holder into shares of our common stock at a conversion price equal to their original purchase price plus any accrued but unpaid dividends. At December 31, 2017, 3,351,717 shares of our common stock are issuable upon conversion of our convertible preferred stock. This issuance of common stock upon the conversion will dilute the percentage ownership of holders of our common stock by approximately 4.3% as of December 31, 2017. The dilutive effect of the conversion of these securities may adversely affect our ability to obtain additional equity financing.

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

Our executive officers, directors and holders of 5% or more of our capital stock, together with their respective affiliates, beneficially owned 63.0% of our capital stock as of March 2, 2018, of which 3.6% is beneficially owned by our executive officers. Accordingly, our executive officers, directors and principal stockholders are able to determine the composition of the board of directors, retain the voting power to approve all matters requiring stockholder approval, including mergers and other business combinations, and continue to have significant influence over our operations. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us that you may believe are in your best interests as one of our stockholders. This in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove the board of directors or management.

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

Our management has broad discretion in using cash and cash equivalents and our other capital resources.

We expect to continue to use our cash and cash equivalents and our other capital resources to fund the clinical development of our pipeline and for general corporate purposes. Our management has broad discretion in the application of our cash and cash equivalents and our other capital resources and could spend the funds in ways that do not improve our results of operations or enhance the value of our equity. The failure by our management to apply these funds effectively could result in financial losses that could have a material adverse effect on our business, diminish available cash flows available to service our debt, cause the value of our equity to decline and delay the development of our product candidates. Pending their use, we may invest cash and cash equivalents and our other capital resources in a manner that does not produce income or that loses value.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We have three primary operating locations which are occupied under long‑term leasing arrangements. In October 2010, Kadmon Corporation, LLC entered into a corporate headquarters and laboratory lease in New York, New York, expiring in February 2021 and opened a secured letter of credit with a third party financial institution in lieu of a security deposit for $2.0 million. Since inception, there have been six amendments to this lease agreement, which have altered office and laboratory capacity and extended the lease term through October 2025. We have the ability to extend portions of the lease on the same terms and conditions as the current lease, except that the base rent will be adjusted to the fair market rental rate for the building based on the rental rate for comparable space in the building at the time of extension.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has been listed on the NYSE under the symbol “KDMN” since our initial public offering, or IPO, of our common stock on July 27, 2016. Prior to that time, there was no public market for our common stock. The following table sets forth for the indicated periods the high and low intra-day sales prices per share for our common stock on the NYSE:

	High	Low
2016
Third quarter (Beginning July 27, 2016)	$11.73	$7.01
Fourth quarter	7.82	4.13
2017
First quarter	5.50	3.10
Second quarter	4.20	2.25
Third quarter	4.12	2.05
Fourth quarter	4.06	3.17

Holders of Record

On March 2, 2018, there were approximately 266 stockholders of record of our common stock and the closing price of our common stock was $3.63 per share as reported by the NYSE. Since many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

In June 2016, we raised $5.5 million in gross proceeds, with no transaction costs, through the issuance of 478,266 Class E redeemable convertible units. Dr. Harlan W. Waksal, our President and Chief Executive Officer, certain entities affiliated with GoldenTree Asset Management LP, Bart M. Schwartz, Esq., the Chairman of our Board of Directors, and D. Dixon Boardman, a member of our Board of Directors subscribed for 86,957, 43,479, 21,740 and 21,740 Class E redeemable convertible units, respectively. See Note 4, “Stockholders’ Equity (Deficit) - Class E Redeemable Convertible Units” of the notes to our audited consolidated financial statements for more information about the Class E redeemable convertible units.

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

Stock Performance Graph

The following graph illustrates a comparison from July 27, 2016, which is the date our common stock first began trading on the NYSE, through December 31, 2017, of the total cumulative stockholder return on our common stock, the Standard & Poor's 500 Stock Index (S&P 500 Index) and the NYSE MKT ARCA Biotechnology Index. The graph assumes that $100 was invested at the market close on July 27, 2016 in the common stock of Kadmon Holdings, Inc., the S&P 500 Index and the NYSE MKT ARCA Biotechnology Index and data for the S&P 500 Index and the NYSE MKT ARCA Biotechnology Index assumes reinvestments of dividends. The stockholder return shown in the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns. This graph shall not be deemed “soliciting material” or be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Item 6. Selected Financial Data.

The following selected financial data are derived from the consolidated financial statements. The data presented below should be read in conjunction with our consolidated financial statements, the notes to the consolidated financial statements, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 2017, 2016 and 2015, and the consolidated balance sheet data at December 31, 2017 and 2016, are derived from, and qualified by reference to, our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Our historical results for any prior period are not necessarily indicative of results to be expected in any future period.

	Year Ended December 31,
	2017	2016	2015
	(in thousands, except per share data)
Statement of Operations Data:
Total revenue	$12,264	$26,055	$35,719
Cost of sales	1,332	3,485	3,731
Write-down of inventory	1,654	385	2,274
Gross profit	9,278	22,185	29,714
Research and development	40,777	35,840	33,558
Selling, general and administrative	37,057	105,880	104,740
Impairment of intangible asset	—	—	31,269
Gain on settlement of payable	—	(4,131)	—
Total operating expenses	77,834	137,589	169,567
Loss from operations	(68,556)	(115,404)	(139,853)
Total other expense	11,339	93,009	7,232
Net loss	(79,774)	(208,755)	(147,082)
Deemed dividend on convertible preferred stock	1,918	21,733	—
Net loss attributable to common stockholders	(81,692)	(230,488)	(147,082)
Basic and diluted net loss per share of common stock	$(1.42)	$(9.74)	$(18.10)
Weighted average basic and diluted shares of common stock outstanding	57,405,331	23,674,512	8,127,781

	December 31,
	2017	2016
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$67,517	$36,093
Other current assets	2,496	4,194
Other noncurrent assets	13,539	22,269
Total assets	83,552	62,556
Current liabilities	56,644	24,746
Other long term liabilities	25,150	34,325
Secured term debt – net of current portion and discount	—	28,677
Total liabilities	81,794	87,748
Total stockholders’ equity (deficit)	1,758	(25,192)

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

Overview

We are a fully integrated biopharmaceutical company engaged in the discovery, development and commercialization of small molecules and biologics to address significant unmet medical needs. We are developing product candidates within inflammatory and fibrotic diseases, as well as, genetic diseases. Our team, which has a proven track record of successful drug development and commercialization, identifies and develops novel candidates from our small molecule and biologics platforms as well as develops our in-licensed product candidates. By retaining global commercial rights to our lead product candidates, we believe that we have the ability to progress these candidates ourselves while maintaining flexibility for commercial and licensing arrangements. We expect to continue to progress our clinical candidates and have clinical trial data to report throughout 2018.

Our operations to date have been focused on developing first‑in‑class innovative therapies for indications with significant unmet medical needs while leveraging our commercial infrastructure. We have never been profitable and had an accumulated deficit of $237.4 million at December 31, 2017. Our net losses were $79.8 million, $208.8 million and $147.1 million for the years ended December 31, 2017, 2016 and 2015, respectively. Although our commercial business generates revenue, we expect to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our development of, and seek regulatory approvals for, our additional product candidates, hire additional personnel and initiate commercialization of any products that receive regulatory approval. We anticipate that our expenses will increase substantially if, or as, we:

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

Components of Statement of Operations

Revenue

Our revenue is substantially derived from sales of our portfolio of products, including our ribavirin portfolio of products and to a lesser extent sales of tetrabenazine and valganciclovir.  No meaningful revenue has been generated from sales of our other products. Revenue also includes the recognition of upfront licensing fees and milestone payments received primarily under our license agreement with AbbVie.

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

Other income (expense)

Other income (expense) is comprised of interest income earned on cash and cash equivalents and restricted cash and interest expense on our outstanding indebtedness, including paid‑in‑kind interest on our convertible debt and non‑cash interest related to the write‑off and amortization of debt discount debt premium and deferred financing costs associated with our indebtedness. Our loss on equity method investment in MeiraGTx, as well as, gains and losses arising from changes in fair value of our financial instruments are recognized in other income (expense) in the consolidated statements of operations. Such financial instruments include a success fee and warrant liabilities for which the exercise price was contingent on our per share price in a qualified public offering. The change in fair value is based upon the fair value of the underlying security at the end of each reporting period, as calculated using the Black‑Scholes option pricing model, in the case of certain warrant liabilities and the success fee, and a binomial model, in the case of certain warrant liabilities.

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

Income taxes

Prior to the Corporate Conversion, we were a limited liability company but taxed as a C corporation for federal and state tax purposes. On July 26, 2016, we converted from a limited liability company to a Delaware corporation pursuant to a statutory conversion. At December 31, 2017 and 2016, we had a deferred tax liability of $0.9 million and $1.4 million, respectively, and a full valuation allowance for our deferred tax assets. We experienced ownership changes under Internal Revenue Code Section 382 in 2010, 2011 and 2016, which limits our ability to utilize net operating loss carry-forwards. We did not reduce the gross deferred tax assets related to the net operating loss carry-forwards, however, because the limitations do not hinder our ability to potentially utilize all of the net operating loss carry-forwards

As of December 31, 2017, we have unused federal and state net operating loss carry-forwards of $419.2 million and $362.0 million, respectively, that may be applied against future taxable income. These carry-forwards expire at various dates through December 31, 2037. We recorded a valuation allowance to fully offset the gross deferred tax asset, because it is more likely than not that we will not realize future benefits associated with these deferred tax assets at December 31, 2017 and 2016.

Critical Accounting Policies and Significant Judgments and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reporting amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to intangible assets and goodwill, derivative liabilities, unit‑based compensation and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our significant accounting policies are more fully described in Note 3, “Summary of Significant Accounting Policies” of the notes to our audited consolidated financial statements in Part IV, Item 15 of this Annual Report on Form 10-K.

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

The assumptions relating to the valuation of our options granted for the years ended December 31, 2017, 2016 and 2015 are shown below.

	Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015
Weighted average fair value of grants	$2.44	$7.12	$20.67
Expected volatility	74.48% - 74.92%	74.98% - 79.35%	77.23% - 93.85%
Risk-free interest rate	1.87% - 2.22%	1.15% - 2.20%	1.54% - 1.93%
Expected life	5.5 - 6.0 years	5.0 - 6.0 years	5.2 - 6.0 years
Expected dividend yield	0%	0%	0%

The following table summarizes by grant date the number of shares subject to options granted since January 1, 2015, the per share exercise price of the options, the fair value of common stock underlying the options on date of grant and the per share estimated fair value of the options:

Grant Date	Number of Shares Subject to Options Granted	Per Share Exercise Price of Options		Fair Value of Common Stock per Share on Date of Option Grant	Per Share Estimated Fair Value of Options
January 5, 2015	8,693	$39.00	(1)	$39.00	$28.99
January 12, 2015	193	$39.00		$39.00	$29.64
August 1, 2015	17,437	$39.00		$39.00	$28.08
December 31, 2015	769,231	$39.00	(2)	$39.00	$19.83
December 31, 2015	359,379	$32.50	(3)	$32.50	$21.91
July 26, 2016	1,630,536	$12.00		$12.00	$7.60
December 15, 2016	3,227,924	$4.66		$4.66	$3.06
February 9, 2017	10,000	$3.82		$3.82	$2.48
June 29, 2017	275,000	$4.12		$4.12	$2.63
December 8, 2017	2,568,000	$3.64		$3.64	$2.42

_________________________

(1)

At the time of the option grants on January 5, 2015, management determined that the fair value of our Class A membership units of $39.00 per unit calculated in the valuation as of October 31, 2014 reasonably reflected the per unit fair value of Class A membership units as of the grant date.

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

In January 2015, the compensation committee of our board of directors approved the amendments of all outstanding option awards under the 2011 Equity Incentive Plan with an exercise price above $39.00 per unit to reduce the exercise price of such options to $39.00 per unit, the estimated fair value of our Class A membership units as of October 31, 2014. The vesting schedule of such awards was not amended. The amendment to the option awards resulted in a modification charge of $1.1 million, of which $0.7 million was expensed immediately during the first quarter of 2015 and the remaining amount is being recognized over the vesting periods of each award, which range from one to two years.
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

A  total of 9,750 units were granted under the LTIP at December 31, 2017 and 2016. The compensation expense for these awards was recognized upon consummation of our IPO on August 1, 2016 and was recorded as additional paid in capital.  No compensation expense had been recorded prior to this date. We utilized a Monte-Carlo simulation to determine the fair value of the awards granted under the LTIP of $22.6 million, which was recorded during the third quarter of 2016 as these awards are not forfeitable. The LTIP is payable upon the fair market value of our common stock exceeding 333% of the $6.00 grant price ($20.00) per share prior to December 7, 2024. The holders of the LTIP have no right to demand a particular form of payment, and we reserve the right to make payment in the form of cash or common stock.

We granted 1,040,000 stock appreciation rights to three executive employees on December 8, 2017. No stock appreciation rights were granted under the 2016 Equity Plan prior to 2017. The weighted-average fair value of the stock appreciation rights granted to the three executive officers was $2.42 and was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 2.22%, expected term of 6 years, expected volatility of 74.92%, share price of $3.64, strike price of $3.64 and a dividend rate of 0%.

Compensation expense for stock appreciation rights is recognized on a straight-line basis over the awards’ requisite service period. At December 31, 2017, there was $2.5 million of total unrecognized compensation cost related to stock appreciation rights. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.9 years. No stock appreciation rights were exercised during the year ended December 31, 2017.

Recent Accounting Pronouncements

See Note 3 “Summary of Significant Accounting Policies,” of the notes to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a summary of recently issued and adopted accounting pronouncements.

Results of Operations

	Years Ended December 31,
	2017	2016	2015
	(in thousands)
Revenues
Net sales	$5,257	$18,514	$29,299
License and other revenue	7,007	7,541	6,420
Total revenue	12,264	26,055	35,719
Cost of sales	1,332	3,485	3,731
Write-down of inventory	1,654	385	2,274
Gross profit	9,278	22,185	29,714
Operating expenses:
Research and development	40,777	35,840	33,558
Selling, general and administrative	37,057	105,880	104,740
Impairment of intangible asset	—	—	31,269
Gain on settlement of payable	—	(4,131)	—
Total operating expenses	77,834	137,589	169,567
Loss from operations	(68,556)	(115,404)	(139,853)
Other expense	11,339	93,009	7,232
Income tax expense (benefit)	(121)	342	(3)
Net loss	$(79,774)	$(208,755)	$(147,082)
Deemed dividend on convertible preferred stock and Class E redeemable convertible units	1,918	21,733	—
Net loss attributable to common stockholders	$(81,692)	$(230,488)	$(147,082)

Comparison of the years ended December 31, 2017 and 2016

Revenues

Total revenue decreased by 53.3%, or approximately $13.9 million, from $26.1 million in the year ended December 31, 2016 to $12.3 million for the year ended December 31, 2017. The decrease in total revenue was primarily attributable to the decline in sales of our ribavirin portfolio products. Total revenue includes a $2.0 million milestone payment earned pursuant to a license agreement entered into with Jinghua to develop products using human monoclonal antibodies for each of the years ended December 31, 2017 and 2016. We recognized previously deferred revenue from our license and collaboration agreements amounting to $4.4 million for each of the years ended December 31, 2017 and 2016. Service revenue from our affiliate MeiraGTx Limited (MeiraGTx) was $0.6 million and $1.0 million during the years ended December 31, 2017 and 2016, respectively.

International product sales represented approximately 26.9% and 8.6% of total product sales for the years ended December 31, 2017 and 2016, respectively, the majority of which were sales in the Netherlands and Ireland.

Sales from our ribavirin portfolio continued to decline in 2017, from $17.0 million for the year ended December 31, 2016 to $4.2 million for the year ended December 31, 2017 as the treatment landscape for chronic HCV infection has rapidly evolved, with multiple ribavirin‑free treatment regimens, including novel direct‑acting antivirals, having entered the market and becoming the new standard of care. As a result, we expect sales of our ribavirin portfolio of products to contribute insignificantly to revenue in 2018 and beyond.

We recognized revenue of $1.0 million and $0.6 million from sales of tetrabenazine during the years ended December 31, 2017 and 2016, respectively. We recognized revenue of $0.2 million and $0.9 million from sales of valganciclovir during the years ended December 31, 2017 and 2016, respectively. No meaningful revenue was generated from sales of our other products for the years ended December 31, 2017, 2016 and 2015.

Cost of sales

Cost of sales was $1.3 million and $3.5 million for the years ended December 31, 2017 and 2016, respectively, which relates primarily to the sales volume of our ribavirin portfolio of products.

Write‑down of inventory

We recognized $1.7 million and $0.4 million of inventory write-downs during the years ended December 31, 2017 and 2016, respectively, of our Ribasphere inventory based on our expectation that such inventory will not be sold prior to reaching its product expiration date.

Research and development expenses

Research and development expenses increased by 14.0%, or approximately  $4.9 million, to $40.8 million, including $2.7 million of non-cash items, for the year ended December 31, 2017 from $35.8 million, including $3.0 million of non-cash items, for the year ended December 31, 2016. The increase in research and development expense was primarily related to direct external costs of developing our product candidates across multiple projects. For the years ended December 31, 2017 and 2016, we recognized $7.6 million and $4.8 million, respectively, in development expenses for tesevatinib; $5.5 million and $2.2 million, respectively, for KD025; $1.0 million and $1.6 million, respectively, for KD034; $6.8 million and $1.4 million, respectively, for other product candidates; and $19.8 million and $25.8 million, respectively, was related to unallocated internal and external costs of developing our product candidates across multiple projects.

In June 2016, research and development expenses, and selling, general and administrative expenses were revised to conform to the current presentation with regard to our method of allocating a portion of facility-related expenses to research and development expenses to more accurately reflect the effort spent on research and development. We reclassified $2.2 million from selling, general and administrative expense to research and development expense for the year ended December 31, 2016.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased by 65.0%, or approximately $68.9 million, to $37.1 million, including $11.5 million of non-cash items, for the year ended December 31, 2017 from $105.9 million, including $69.1 million of non-cash items, for the year ended December 31, 2016. The decrease in selling, general and administrative expenses is primarily related to a decrease in share-based compensation of $34.6 million, of which $22.0 million is related to the LTIP, $1.8 million is related to the repricing of employee options,  $8.3 million is related to an option grant to our Chief Executive Officer and $2.5 million is related to lower share-based compensation for employee options, as well as, a decrease of $3.0 million in severance expense primarily related to the separation agreement with Dr. Samuel D. Waksal, salary and salary-related expenses of $5.6 million related to a reduction in headcount, legal expense of $4.1 million primarily related to legal settlements entered into during 2016, amortization of intangible assets of $15.2 million due to the intangible asset being fully amortized at December 31, 2016, royalty expense of $1.0 million and consulting fees of $3.0 million resulting from the expiration of an advisory agreement entered into in April 2015.

Gain on settlement of payable

Gain on settlement of payable is primarily related to a gain of $3.9 million resulting from the mutual termination agreement entered into with Valeant during the first quarter of 2016.

Other expense

The following table provides components of other expense:

	Years Ended December 31,
	2017	2016
	(in thousands)
Interest expense	$3,720	$3,782
Interest expense - beneficial conversion feature	—	45,915
Interest paid-in-kind	—	14,695
Write-off of deferred financing costs and debt discount	—	3,820
Amortization of deferred financing costs and debt discount	2,242	4,422
Loss on extinguishment of debt	—	11,176
Change in fair value of financial instruments	(2,096)	(4,380)
Loss on equity method investment	7,599	13,625
Other income	(126)	(46)
Other expense	$11,339	$93,009

For the year ended December 31, 2017, other expense consisted primarily of interest expense and other costs related to our debt of $6.0 million and a loss on equity method investment in MeiraGTx of $7.6 million, partially offset by a change in the fair value of financial instruments of $2.1 million.

For the year ended December 31, 2016, other expense consisted primarily of interest expense and other costs related to our debt of $72.6 million, a loss on extinguishment of debt of $11.2 million related to the exchange agreements dated as of June 8, 2016 and a loss on equity method investment in MeiraGTx of $13.6 million, partially offset by a change in the fair value of financial instruments of $4.4 million.

Income taxes

Historically we were a limited liability company taxed as a C corporation for federal and state tax purposes. On July 26, 2016, we effected the Corporate Conversion whereby we converted from a Delaware limited liability company to a Delaware corporation pursuant to a statutory conversion. We recorded an income tax benefit of $0.1 million for the year ended December 31, 2017 related to a $0.4 million adjustment to the deferred tax liability, net of $0.3 million of income tax expense related to a $2.0 million milestone payment received from Jinghua. We recorded income tax expense of $0.3 million for the year ended December 31, 2016, related to a $2.0 million milestone payment received from Jinghua.

Deemed Dividend

We calculated a deemed dividend on the Class E redeemable convertible units of $13.4 million in August 2016, which equaled a 15% discount to the price per share of our common stock of $12.00 in the IPO upon conversion to common stock at our IPO due to a beneficial conversion feature. The Class E redeemable convertible units converted into common stock at our IPO resulting in no Class E redeemable convertible units outstanding at both December 31, 2017 and 2016.

At our IPO, we issued 30,000 shares of convertible preferred stock which accrues dividends at a rate of 5% and converts into shares of our common stock at a 20% discount to the price per share of our common stock of $12.00 in the IPO. We calculated a deemed dividend on the convertible preferred stock of $7.5 million in August 2016, which equals the 20% discount to the price per share of our common stock in the IPO of $12.00, a beneficial conversion feature. We also accrued dividends on the convertible preferred stock of $1.5 million and $0.6 million for the years ended December 31, 2017 and 2016, respectively. Approximately $1.4 million of accrued dividends that were payable on June 30, 2017 was added to the stated liquidation preference amount of the 5% convertible preferred stock, which totaled $31.4 million at December 31, 2017.

Comparison of the years ended December 31, 2016 and 2015

Revenues

Total revenue decreased by 26.9%, or approximately $9.6 million, to $26.1 million for the year ended December 31, 2016 from $35.7 million for  the year ended December 31, 2015. The decrease was mostly attributable to the decline in sales of our ribavirin portfolio products. The decrease in total revenue for the year ended December 31, 2016 was partially offset by a $2.0 million milestone payment earned pursuant to a license agreement entered into with Jinghua to develop products using human monoclonal antibodies. We recognized previously deferred revenue from our license and collaboration agreements amounting to $4.4 million for each of the years ended December 31, 2016 and 2015, respectively. Service revenue from our affiliate MeiraGTx Limited (MeiraGTx) was $1.0 million for each of the years ended December 31, 2016 and 2015.

International product sales represented approximately 8.6% and 10.0% of total product sales for the years ended December 31, 2016 and 2015, respectively, the majority of which were sales in Netherlands and Germany.

Sales from our ribavirin portfolio continued to decline in 2016, from $29.3 million for the year ended December 31, 2015 to $17.0 million for the year ended December 31, 2016. We recognized revenue of $0.6 million from sales of tetrabenazine during the year ended December 31, 2016. No revenue was generated from sales of tetrabenazine in 2015. We recognized revenue of $0.9 million from sales of valganciclovir during the year ended December 31, 2016. No revenue was generated from sales of valganciclovir in 2015. No meaningful revenue was generated from sales of our other products for the years ended December 31, 2016 and 2015.

Cost of sales

Cost of sales decreased by 5.4%, or approximately $0.2 million, to $3.5 million for the year ended December 31, 2016 from $3.7 million for the year ended December 31, 2015. The decrease was a direct result of lower sales of our ribavirin portfolio of products.

Write‑down of inventory

We recognized $0.4 million and $2.3 million of inventory write‑downs during the years ended December 31, 2016 and 2015, respectively, of our Ribasphere inventory based on our expectation that such inventory will not be sold prior to reaching its product expiration date.

Research and development expenses

Research and development expenses increased by 6.6%, or approximately $2.2 million, to $35.8 million, including $3.0 million of non-cash items, for the year ended December 31, 2016 from $33.6 million, including $2.2 million of non-cash items, for the year ended December 31, 2015.  The increase in research and development expense was primarily related to unallocated internal and external costs of developing our product candidates across multiple projects. For the years ended December 31, 2016 and 2015, we recognized $4.8 million and $4.6 million, respectively, in development expenses for tesevatinib; $2.2 million and $3.0 million, respectively, for KD025; $1.6 million and $1.0 million, respectively, for KD034; $1.4 million and $2.5 million, respectively, for other product candidates; and $25.8 million and $22.5 million, respectively, was related to unallocated internal and external costs of developing our product candidates across multiple projects.

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

Selling, general and administrative expenses

Selling, general and administrative expenses increased by 1.1%, or approximately $1.2 million, to $105.9 million, including $69.1 million of non-cash items, for the year ended December 31, 2016 from $104.7 million, including $61.8 million of non-cash items, for the year ended December 31, 2015. The increase in selling, general and administrative expenses is primarily related to an increase in share-based compensation of $36.9 million, of which $22.0 million is related to the LTIP, $3.6 million is related to the repricing of employee options, $9.3 million is related to an option grant to our Chief Executive Officer, and $3.0 million is related to an increase in severance expense primarily related to the separation agreement with Dr. Samuel D. Waksal.  This increase  was partially offset by a decrease in salary and salary-related expenses of $3.7 million related to a reduction in headcount, legal expense of $17.6 million related to legal settlements entered into during 2015, amortization of intangible assets of $12.2 million due to a change to proportional performance method of amortization starting October 1, 2015, royalty expense of $1.5 million and consulting fees of $3.0 million resulting from the expiration of an advisory agreement entered into in April 2015.

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

For the year ended December 31, 2016, other expense consisted primarily of interest expense and other costs related to our debt of $72.6 million, a loss on extinguishment of debt of $11.2 million related to the exchange agreements dated as of June 8, 2016, loss on equity method investment in MeiraGTx of $13.6 million and a change in the fair value of financial instruments of $4.4 million.

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

Non-GAAP Financial Measures

To supplement our financial results determined in accordance with GAAP, we have also disclosed in the tables below non-GAAP adjusted earnings and non-GAAP adjusted earnings per share for the years ended December 31, 2017, 2016 and 2015. These financial measures exclude the impact of certain items and, therefore, have not been calculated in accordance with GAAP. These non-GAAP financial measures exclude beneficial conversion features and deemed dividends recorded in connection with our IPO and Corporate Conversion (comprehensively Adjustment Items). In addition, from time to time in the future there may be other items that we may exclude for the purposes of our non-GAAP financial measures; likewise, we may in the future cease to exclude items that we have historically excluded for the purpose of our non-GAAP financial measures. We believe that these non-GAAP financial measures provide meaningful supplemental information regarding our operating results because they exclude amounts that management and the board of directors do not consider part of core operating results or that are non-recurring when assessing the performance of the organization. We believe that inclusion of these non-GAAP financial measures provides consistency and comparability with past reports of financial results and provides consistency in calculations by outside analysts reviewing our results. Accordingly, we believe these non-GAAP financial measures are useful to investors in allowing for greater transparency of supplemental information used by management.

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

Reconciliation of GAAP net loss to non-GAAP adjusted earnings are as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2017	2016	2015
	(unaudited)
Reported GAAP net loss attributable to common stockholders	$(81,692)	$(230,488)	$(147,082)
Interest expense - beneficial conversion feature (1)	—	45,915	—
Deemed dividends (2)	—	20,931	—
Non-GAAP adjusted net loss attributable to common stockholders	$(81,692)	$(163,642)	$(147,082)

Reported GAAP basic and diluted net loss per share of common stock	$(1.42)	$(9.74)	$(18.10)
Impact of Adjustment Items	—	2.82	—
Non-GAAP adjusted basic and diluted net loss per share of common stock	$(1.42)	$(6.92)	$(18.10)
Weighted average basic and diluted shares of common stock outstanding	57,405,331	23,674,512	8,127,781

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

(2)

To exclude the beneficial conversion feature of our Series E redeemable convertible units upon conversion into shares of our common stock on August 1, 2016 and our convertible preferred stock which converts into shares of our common stock at a 20% discount to the IPO price of $12.00 per share (see Note 4, “Stockholders’ Equity (Deficit),” of the notes to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K).

Liquidity and Capital Resources

Overview

Since inception, we have incurred operating losses and anticipate that we will continue to incur operating losses for the next several years. We expect that our research and development and selling, general and administrative expenses will continue to increase as we develop our product candidates. As a result, we will need additional capital to fund our operations, which we may raise through a combination of equity offerings, debt financings, other third‑party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. As set forth in the 2015 Credit Agreement, which matures on June 17, 2018, we are required to comply with certain financial covenants and to satisfy a clinical development milestone by December 31, 2017. The clinical development milestone was deemed satisfied in a letter agreement entered into on December 22, 2017 with a majority of lenders under our 2015 Credit Agreement. The 2015 Credit Agreement also required us to raise $17.0 million of capital by December 31, 2017 (the amount remaining under a covenant to raise $40.0 million following previous rounds of financing), which was satisfied in September 2017. At December 31, 2017, we had $67.5 million in cash and cash equivalents and $2.1 million in restricted cash pursuant to leases for our facilities located in New York, New York, and Cambridge, Massachusetts.  Our existing cash is expected to continue to enable us to advance our planned Phase 2 clinical studies for KD025 and tesevatinib and advance certain of our other pipeline product candidates.

Going Concern

The accompanying financial statements have been prepared in conformity with GAAP, which contemplate our continuation as a going concern. We have not established a source of revenues sufficient to cover our operating costs, and as such, have been dependent on funding operations through the issuance of debt and sale of equity securities. We expect to incur further losses over the next several years as we develop our business. Further, at December 31, 2017,  we had working capital of $13.4 million. Our accumulated deficit amounted to $237.4 million and $155.7 million at December 31, 2017 and 2016, respectively. Net cash used in operating activities was $64.1 million, $53.0 million and $61.0 million for the years ended December 31, 2017, 2016 and 2015.

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

In September 2017, we raised $80.4 million in gross proceeds, $75.1 million net of $5.3 million in underwriting fees, commissions and other offering costs and expenses, from the issuance of 26,775,000 shares of common stock and warrants to purchase 10,710,000 shares of common stock at an initial exercise price of $3.35 per share for a term of 5 years from the date of issuance at a combined price of $3.001 per share and accompanying warrant. Gross proceeds of $66.8 million closed in September 2017 and the remaining $13.6 million of gross proceeds closed in October 2017. In March 2017, we raised $22.7 million in gross proceeds, $20.9 million net of placement agent fees and other offering costs and expenses, from the issuance of 6,767,855 shares of our common stock, at a price of $3.36 per share, and warrants to purchase 2,707,138 shares of our common stock at an initial exercise price of $4.50 per share and a term of 13 months from the date of issuance. In connection with the offering, we had agreed to file a registration statement to register the shares of common stock and the shares of common stock underlying the warrants for resale. Under the agreement, the registration statement had to be filed within 30 days of the closing of the financing and declared effective within the timeline provided in the agreement. If the applicable deadlines were not met, monthly liquidated damages of 2.0% of the subscription amount (with an 8.0% cap) were due to the purchaser. The registration statement was filed on April 10, 2017 and declared effective on April 21, 2017.

At the present time, we have no commitments for any additional financing, and there can be no assurance that, if needed, additional capital will be available to us on commercially acceptable terms or at all. If we cannot obtain the needed capital, we may not be able to become profitable and may have to curtail or cease our operations. These and other factors raise substantial doubt about our ability to continue as a going concern. The Independent Registered Public Accounting Firm’s Report issued in connection with our audited consolidated financial statements for the year ended December 31, 2017 stated that there is “substantial doubt about our ability to continue as a going concern.” The accompanying financial statements do not include any adjustments or classifications that may result from the possible inability of us to continue as a going concern.

Sources of Liquidity

Since our inception through December 31, 2017, we have raised net proceeds from the issuance of equity and debt.  At December 31, 2017, we had $34.6 million of outstanding loans under the 2015 Credit Agreement. The Senior Convertible

Term Loan and Second‑Lien Convert were mandatorily converted into shares of our common stock at a conversion price equal to 80% of the IPO price per share of common stock in our IPO, or $9.60 per share.

Pursuant to the Third Amendment, principal payments owed under the 2015 Credit Agreement, in the amount of $380,000 per month, were deferred until January 31, 2018. Additionally, the parties amended a future capital raising covenant by extending the time period by which we were required to raise the remaining $17.0 million of capital by six months, from June 30, 2017 to December 31, 2017, which was achieved in September 2017. The warrants issued under the 2015 Credit Agreement were amended so that the exercise price was reduced from $10.20 per warrant to $4.50 per warrant and the cashless exercise feature of the warrant was removed in its entirety requiring the holder to pay cash to exercise the warrant. All other material terms of the 2015 Credit Agreement, including the maturity date, remain the same. As of the date hereof, we are not in default under the terms of the 2015 Credit Agreement. See Note 7, “Debt”  of the notes to our audited consolidated financial statements included in this Annual Report on Form 10-K for more information.

The following table sets forth the primary sources and uses of cash and cash equivalents for each period set forth below:

	Year Ended
	December 31,
	2017	2016	2015
	(in thousands)
Net cash provided by (used in):
Operating activities	$(64,098)	$(52,950)	$(60,977)
Investing activities	(479)	(539)	(161)
Financing activities	96,001	68,084	61,645
Net increase in cash and cash equivalents	$31,424	$14,595	$507

Operating Activities

The net cash used in operating activities was $64.1 million for the year ended December 31, 2017, and consisted primarily of a net loss of $79.8 million adjusted for $23.2 million in non‑cash items, including depreciation and amortization of fixed assets of $1.8 million, write-down of inventory of $1.7 million, amortization of deferred financing costs, debt discount, and debt premium of $2.2 million, loss on equity method investment of $7.6 million and share‑based compensation expense of $12.4 million, as well as, a net decrease in operating assets and liabilities of $7.5 million. The net loss, adjusted for non‑cash items, was primarily driven by selling, general and administrative expenses of $25.6 million, research and development expense related to the advancement of our clinical product candidates of $38.1 million and interest paid on our debt of $3.7 million, partially offset by the net sales less cost of sales primarily from our ribavirin portfolio of products of $3.9 million and milestone revenue from our license agreement with Jinghua amounting to $2.0 million.

The net cash used in operating activities was $53.0 million for the year ended December 31, 2016, and consisted primarily of a net loss of $208.8 million adjusted for $157.2 million in non‑cash items, including the amortization of intangible assets of $15.2 million, depreciation and amortization of fixed assets of $2.3 million, amortization and write-off of deferred financing costs and debt discount of $8.2 million, loss on extinguishment of debt of $11.2 million, fair value of units issued to third parties to settle obligations of $7.4 million, gain on settlement of payables of $4.1 million, paid‑in‑kind interest expense of $14.7 million, loss on equity method investment of $13.6 million, beneficial conversion feature expense on convertible debt and warrants of $45.9 million and share‑based compensation expense of $47.2 million, as well as a net decrease in operating assets and liabilities of $1.8 million. The net loss, adjusted for non‑cash items, was primarily driven by selling, general and administrative expenses of $36.8 million, research and development expense related to the advancement of our clinical product candidates of $32.8 million and interest paid on our debt of $3.7 million partially offset by the net sales less cost of sales primarily from our ribavirin portfolio of products of $15.0 million and milestone revenue from our license agreement with Jinghua amounting to $2.0 million.

The net cash used in operating activities was $61.0 million for the year ended December 31, 2015, and consisted primarily of a net loss of $147.1 million adjusted for $96.3 million in non‑cash items, including the amortization and impairment of intangible assets of $58.7 million, depreciation of $2.3 million, amortization and write-off of deferred financing costs and debt discount of $7.9 million, gain on deconsolidation of subsidiary of $24.0 million, fair value of units issued to third parties to settle obligations of $13.6 million, accrued legal settlement of $10.4 million, loss on extinguishment of debt of $2.9 million, paid‑in‑kind interest expense of $11.4 million and share‑based compensation expense of $10.3 million, as well as a net decrease in operating assets and liabilities of $10.5 million. The net loss, adjusted for non‑cash items, was primarily driven by selling, general and administrative expenses of $42.9 million, research and development expense related to the advancement of our clinical product candidates of $31.4 million and interest paid on our debt of $8.0 million partially offset by the net sales less cost of sales of our ribavirin portfolio of products of $25.6 million.

Investing Activities

Net cash used in investing activities was $0.5 million for both the years ended December 31, 2017 and 2016 consisting of costs related to leasehold improvements at our clinical office in Cambridge, Massachusetts and the purchase of property and equipment, primarily related to in‑house software purchased to support our internal clinical data management group. Net cash used in investing activities was $0.2 million for the year ended December 31, 2015 consisting of costs related to the purchase of property and equipment, primarily related to in‑house software purchased to support our internal clinical data management group.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2017 was $96.0 million, consisting primarily of proceeds from the issuance of common stock and warrants to purchase common stock in our public offering of $75.1 million, net of underwriting fees, commissions and other offering costs and expenses and proceeds from the issuance of common stock and warrants to purchase common stock in our private placement of $20.9 million, net of placement agent fees and other offering costs and expenses.

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

The expected use of our cash and cash equivalents at December 31, 2017 represents our intentions based upon our current plans and business conditions, which could change in the future as our plans and business conditions evolve. The amounts and timing of our actual expenditures may vary significantly depending on numerous factors, including the progress of our development, the status of, and results from, clinical trials, the potential need to conduct additional clinical trials to obtain approval of our product candidates for all intended indications, as well as any additional collaborations that we may enter into with third parties for our product candidates and any unforeseen cash needs. As a result, our management will retain broad discretion over the allocation of our existing cash and cash equivalents. In addition, we anticipate the need to raise additional funds from the issuance of additional equity, and our management will retain broad discretion over the allocation of those funds as well.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at December 31, 2017:

	Payments due by period (in thousands)
		Less than			More than
	Total	1 year	1 - 3 years	3 - 5 years	5 years
Secured term debt	$34,620	$34,620	$—	$—	$—
Interest expense(1)	1,653	1,653	—	—	—
Operating leases(2)	33,463	4,579	8,566	8,434	11,884
Total(3)	$69,736	$40,852	$8,566	$8,434	$11,884

_________________________

(1)	Interest expense reflects our obligation to make cash interest payments in connection with our 2015 Credit Agreement at a rate of 10.375%.
(2)	Operating lease obligations primarily reflect our obligation to make payments in connection with leases for our corporate headquarters and commercial headquarters distribution center.
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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are exposed to market risk and changes in interest rates. As of December 31, 2017, we had cash and cash equivalents of $67.5 million, consisting of cash and money market accounts. Due to the short‑term duration of our investment portfolio, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

As of December 31, 2017, we had total debt payable of $33.7 million, which is variable-rate debt. Based on our variable‑rate debt outstanding as of December 31, 2017, a 100 basis point change versus the market interest rates available on December 31, 2017 would result in an additional $0.2 million of interest expense through maturity of our variable-rate debt in June 2018.

Customer Concentrations

Sales to AbbVie accounted for approximately 21%, 27% and 11% of our aggregate net sales for the years ended December 31, 2017, 2016 and 2015, respectively. Sales to Richmond Pharmaceuticals, Inc. accounted for approximately 8%, 14% and 20% of our aggregate net sales for the years ended December 31, 2017, 2016 and 2015, respectively. Net accounts receivable from these customers totaled $0.1 million at each of the years ended December 31, 2017 and 2016.

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

Item 8. Financial Statements and Supplementary Data

Our financial statements, together with the report of our independent registered public accounting firm, appear beginning on page 116 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

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

At December 31, 2017, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, at December 31, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act). Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that accurately and fairly reflect in reasonable detail the transactions and dispositions of the assets of our company;
•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•

Provide reasonable assurances regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material adverse effect on our financial statements.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO 2013. Based on our evaluation under the criteria set forth in Internal Control - Integrated Framework issued by the COSO, our management concluded our internal control over financial reporting was effective as of December 31, 2017.

Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to an exemption established by the JOBS Act for "emerging growth companies.”

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

The following table sets forth the name, age as of March 2, 2018 and position of the individuals who currently serve as the directors and executive officers of Kadmon Holdings, Inc. The following also includes certain information regarding our directors’ and officers’ individual experience, qualifications, attributes and skills and brief statements of those aspects of our directors’ backgrounds that led us to conclude that they are qualified to serve as directors. Each executive officer shall serve until his or her successor is elected and qualified.

Name	Age	Position
Executive Officers
Harlan W. Waksal, M.D.	64	President, Chief Executive Officer and Director
Konstantin Poukalov	34	Executive Vice President, Chief Financial Officer
Steven N. Gordon, Esq.	50	Executive Vice President, General Counsel, Chief Administrative, Compliance and Legal Officer
John Ryan, M.D., Ph.D.	74	Executive Vice President, Chief Medical Officer
Directors
Bart M. Schwartz, Esq. (3)(4)	71	Chairman of the Board
Eugene Bauer, M.D. (1)(2)(4)	75	Director
D. Dixon Boardman (1)(2)(3)(4)	72	Director
Alexandria Forbes, Ph.D.	53	Director
Tasos G. Konidaris (1)	51	Director
Steven Meehan (1)	53	Director
Thomas E. Shenk, Ph.D. (4)	71	Director
Susan Wiviott, J.D. (2)(3)(4)	60	Director

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

Konstantin Poukalov.  Mr. Poukalov has been our Executive Vice President, Chief Financial Officer since 2014. From 2012 to 2014, Mr. Poukalov served as our Vice President, Strategic Operations. Prior to joining Kadmon, Mr. Poukalov was a member of the healthcare investment banking group at Jefferies LLC from 2009 to 2012, focusing on companies across the life‑sciences and biotechnology sectors. Prior to Jefferies, Mr. Poukalov was a member of UBS Investment Bank, focusing on the healthcare industry, from 2006 to 2009. Mr. Poukalov serves on the advisory board of Pencils of Promise, a non-profit organization that aims to increase access to quality education in the developing world. Mr. Poukalov received his bachelor’s degree in electrical engineering from Stony Brook University.

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

John Ryan, M.D., Ph.D.  Dr. Ryan has been our Executive Vice President, Chief Medical Officer since 2011. Prior to joining Kadmon, Dr. Ryan served as Senior Vice President and Chief Medical Officer of Cerulean Pharma, Inc., a publicly traded pharmaceutical company, from 2009 to 2011. Prior to joining Cerulean, Dr. Ryan was Chief Medical Officer at Aveo Pharmaceuticals, Inc., a publicly traded company, from 2006 to 2009. Prior to joining Aveo, Dr. Ryan served as Senior Vice President of Translational Research at Wyeth, a publicly‑traded specialty‑pharmaceutical company (formerly Genetics Institute), where he served as head of the Department of Experimental Medicine, from 1995 to 2006. Dr. Ryan also served as an Executive Director of Clinical Research at Merck Research Laboratories from 1989 to 1995 and he previously served on the scientific advisory boards of ArQule, Inc. and Expression Analysis, Inc. Dr. Ryan received his B.S. and his Ph.D. from Yale University. Dr. Ryan received his M.D. from the University of California, San Diego.

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

Eugene Bauer, M.D.  Dr. Bauer has served as a member of our board of directors since 2010. In 2010, Dr. Bauer co‑founded Dermira, a publicly traded specialty biopharmaceutical company, where he serves as Director and Chief Medical Officer. Prior to founding Dermira, Dr. Bauer served as Director, President and Chief Medical Officer of Pelpin, Inc., a publicly traded specialty pharmaceutical company, from 2008 to 2009. Dr. Bauer served as Chief Executive Officer of Neosil, Inc., a specialty pharmaceutical company, from 2006 to 2008, and he co‑founded and served as a member of the board of directors at Connetics, a publicly traded specialty pharmaceutical company, from 1990 to 2006. Prior to initiating his career in industry, Dr. Bauer served as Dean of Stanford University School of Medicine and as Chair of the Department of Dermatology at Stanford University School of Medicine from 1995 to 2001. Dr. Bauer is the Professor Emeritus at Stanford University School of Medicine, a position he has held since 2002. Dr. Bauer was a U.S. National Institutes of Health (NIH)‑funded investigator for 25 years and has served on review groups and Councils for the NIH. Dr. Bauer currently serves as a board member for Aevi Genomics Medicine, Inc. and First Wave Technologies. He is member of numerous honorific societies, including the National Academy of Medicine. Dr. Bauer received his B.S. from Northwestern University and his M.D. from Northwestern University Medical School.

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

Tasos G. Konidaris.  Mr. Konidaris was appointed to our board of directors in February 2017. Mr. Konidaris has served as Executive Vice President and Chief Financial Officer of Alcresta Therapeutics, Inc. since March 2016 and as a senior advisor of Athyrium Capital Management, L.P. since September 2015. Prior to that, he was Senior Vice President and Chief Financial Officer of Ikaria, Inc., a biotherapeutics company, from October 2011 to May 2015. Prior to joining Ikaria, since 2007, Mr. Konidaris served as Senior Vice President and Chief Financial Officer at Dun & Bradstreet (D&B) Corporation, a leading commercial information services company. He was Principal Accounting Officer and led the Global Finance Operations of D&B beginning in 2005. From 2003 to 2005, Mr. Konidaris served as Group Vice President of the Global Pharmaceutical and Global Diversified Products Groups at Schering-Plough Corporation, a pharmaceutical company. Earlier in his career, Mr. Konidaris held senior financial and operational positions of increasing responsibility at the Pharmacia Corporation, Rhone-Poulenc Rorer, Novartis Corporation and Bristol-Myers Squibb Company. Mr. Konidaris currently serves on the boards of Zep, Inc. and Alcresta Therapeutics. Mr. Konidaris served on the board of Pernix Therapeutics Holdings, Inc. from April 2014 to November 2017 and was a director of Delcath Systems Inc. from July 2012 until December 2014. Mr. Konidaris holds an MBA from Drexel University, and a B.S. from Gwynedd Mercy College.

We believe Mr. Konidaris’ expertise and financial experience provides him with the qualifications and skills to serve on our board of directors.

Steven Meehan.  Mr. Meehan was appointed to our board of directors in 2017. Mr. Meehan brings to the Board over 25 years of investment banking experience. Mr. Meehan was a Partner in the Healthcare Group of Moelis & Company from 2011 through 2016, leading the effort in Life Sciences and Advanced Diagnostics. Additionally, Mr. Meehan was previously the Head of Life Sciences within the Global Healthcare Group in the New York office of UBS Investment Bank (UBS). Mr. Meehan was also part of the team that formed the Healthcare Group at UBS in 1999. During Mr. Meehan’s tenure at UBS, he was Chief Executive Officer of UBS Russia and CIS across all businesses including securities, banking and wealth management. Mr. Meehan was also a member of the UBS Group EMEA Management Committee. During his investment banking career, Mr. Meehan also held senior roles in M&A, leveraged finance and capital markets at Salomon Smith Barney, NatWest Securities and Drexel Burnham Lambert. Mr. Meehan holds a B.S. in Business Administration/Finance from the University of Massachusetts at Lowell.

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

How our Board is Organized

Composition of the Board of Directors

Our board of directors currently is authorized to have nine members, with members serving until his or her successor is elected, or until such director’s earlier death, resignation or removal.

For so long as affiliates of GoldenTree Asset Management LP collectively owned at least 7.5% of our common stock (calculated on an “as if” converted basis and taking into account the exercise of all other options, warrants and other equity‑linked securities held by such GoldenTree affiliated entities), GoldenTree Asset Management LP had the right, at its option, to designate (i) one director to our board of directors and, upon such designation, the board of directors shall recommend to the stockholders to vote for the election of GoldenTree Asset Management LP’s designee at any meeting of stockholders convened to elect our directors or (ii) one observer to our board of directors. As of the date of this Annual Report, GoldenTree owned less than 7.5% of our common stock and had not designated a director or observer to our board of directors.

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

Board Committees

Audit Committee

The audit committee of our board of directors oversees the quality and integrity of our financial statements and other financial information, accounting and financial reporting processes, internal controls and procedures for financial reporting and internal audit function. It meets to review our annual audited financial statements and quarterly financial statements with management and the independent auditor, including a review of the Company’s disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” It also oversees the audit and other services provided by our independent auditors and is directly responsible for the appointment, independence, qualifications, compensation and oversight of the independent auditor. In addition, our audit committee is responsible for reviewing our compliance with legal and regulatory requirements, and it assists the board of directors in an initial review of recommendations to the board of directors regarding proposed business transactions.

The current members of our audit committee are Mr. Konidaris, Mr. D. Dixon Boardman, Dr. Eugene Bauer and Mr. Steven Meehan, with Mr. Konidaris serving as the committee’s chairman. Our board of directors has determined that Mr. Konidaris is an “audit committee financial expert” as defined by SEC rules and regulations. The composition of our audit committee meets the requirements for independence under the rules and regulations of the SEC and the listing standards of the NYSE. A copy of the audit committee’s written charter is publicly available on our website at www.kadmon.com.

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

Risk Oversight

One of the key functions of our board of directors is informed oversight of our business risk management process. The board of directors does not have a standing business risk management committee, but rather administers this oversight function directly through the board of directors as a whole, as well as through various standing committees of our board of directors that address risks inherent in their respective areas of oversight. In particular, our board of directors is responsible for monitoring and assessing strategic risk exposure and our audit committee has the responsibility to consider and discuss our major financial risk exposures and the steps our management has taken to monitor and control these exposures, including guidelines and policies to govern the process by which risk assessment and management is undertaken. The nominating and corporate governance committee monitors compliance with legal and regulatory requirements and the effectiveness of our corporate governance practices, including whether they are successful in preventing illegal or improper liability‑creating conduct. Our nominating and corporate governance committee is also responsible for overseeing our risk management efforts generally, including the allocation of risk management functions among our board of directors and its committees. Our compensation committee assesses and monitors whether any of our compensation policies and programs has the potential to encourage excessive risk‑taking. Our audit committee periodically reviews the general process for the oversight of risk management by our board of directors.

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

Item 11. Executive Compensation

DIRECTOR COMPENSATION

The following table sets forth a summary of the compensation we paid to each non-employee member of our board of directors for the year ended December 31, 2017. Other than as set forth in the table and described more fully below, we did not pay any compensation to, make any equity awards or non-equity awards to, or pay any other compensation to any of the other non-employee member of our board of directors in 2017. Dr. Harlan W. Waksal is a member of our board of directors who also serves as our President and Chief Executive Officer and therefore does not receive any additional compensation for his service as a director. Dr. Harlan W. Waksal’s compensation as an executive officer is described under “Executive Compensation.”

Name	Fees earned or paid in cash (1)	Option awards (2)	Total
Bart M. Schwartz, Esq.	$83,000	$131,266	$214,266
Eugene Bauer, M.D.	57,500	65,633	123,133
D. Dixon Boardman	66,500	131,266	197,766
Alexandria Forbes, Ph.D.	37,500	65,633	103,133
Tasos G. Konidaris	44,750	131,266	176,016
Steven Meehan	54,000	65,633	119,633
Thomas E. Shenk, Ph.D.	40,000	65,633	105,633
Susan Wiviott, J.D.	53,750	65,633	119,383

_________________________

(1)

The amounts reported in this column represent the aggregate dollar amount of all fees earned or paid in cash to each non-employee director in 2017 for their service as a director, including any annual retainer fees, committee and/or chair fees.

(2)

The amounts reported in this column represent the grant date fair value of stock option awards during 2017 calculated in accordance with the provisions of ASC Topic 718. The valuation assumptions used in determining such amounts are described in Note 13, “Share-based Compensation,” of the notes to our audited consolidated financial statements appearing in this Annual Report on Form 10-K.

At December 31, 2017, our non-employee directors as of such date held the following outstanding options (in the aggregate):

Name	Shares Subject to Outstanding Options
Bart M. Schwartz, Esq.	76,668
Eugene Bauer, M.D.	41,925
D. Dixon Boardman	73,079
Alexandria Forbes, Ph.D.	48,079
Tasos G. Konidaris	50,000
Steven Meehan	25,000
Thomas E. Shenk, Ph.D.	37,308
Susan Wiviott, J.D.	41,925

For the year beginning January 1, 2017, we provided our non‑employee directors with compensation for their services on our board of directors as follows:

•

each non‑employee director (other than the chairperson of our board or its audit committee) receives an annual, or pro rata portion thereof (for those directors who serve a portion of the year), option grant to purchase 25,000 shares of common stock with an exercise price equal to the closing price of our common stock on the date of grant;

•

each non‑employee director who serves as a chairperson of our board of directors or its audit committee receives an annual option grant to purchase 50,000 shares of our common stock with an exercise price equal to the closing price of our common stock on the date of grant;

•	each non‑employee director receives $5,000 for each board meeting personally attended and $2,500 for each board meeting attended telephonically;
•	each non‑employee director who serves as a chairperson of our board receives an additional $2,500 for each board meeting personally attended and $1,250 for each board meeting attended telephonically;
•

each non‑employee director who serves as member of a committee of our board of directors receives $2,500 for each committee meeting personally attended and $1,250 for each committee meeting attended telephonically; and

•

each non‑employee director who serves as chairperson of a committee of our board of directors receives an additional $1,000 for each committee meeting personally attended and $500 for each committee meeting attended telephonically.

The stock options granted to our non‑employee directors have, or will have, an exercise price equal to the fair market value of our common stock on the date of grant and expire 10 years after the date of grant. The annual stock options granted to our non‑employee directors will, subject to the director’s continued service on our board, vest one year from the grant date. Stock options granted to our non‑employee directors will also vest in full upon the occurrence of a change in control of us.

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

Named Executive Officers

This section discusses the material components of the executive compensation program for our named executive officers who are named in the “2017 Summary Compensation Table” below. Our named executive officers for the year ended December 31, 2017, which consisted of our principal executive officer and two other most highly‑compensated executives, are:

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

Summary Compensation Table

The following table sets forth certain information with respect to the compensation paid to the named executive officers for the years ended December 31, 2017 and 2016.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Option Awards ($)(2)	All Other Compensation ($)(3)	Total ($)
Harlan W. Waksal, M.D.,	2017	500,000	500,000	1,584,124	23,575	2,607,699
President and Chief Executive Officer	2016	500,000	500,000	12,399,395	22,723	13,422,118
Konstantin Poukalov,	2017	400,000	200,000	495,795	34,662	1,130,457
Executive Vice President, Chief Financial Officer	2016	400,000	200,000	1,084,536	22,819	1,707,355
Steven N. Gordon, Esq.,	2017	400,000	200,000	435,332	33,917	1,069,249
Executive Vice President, General Counsel, Chief Administrative, Compliance and Legal Officer	2016	400,000	200,000	774,669	32,699	1,407,368

_________________________

(1)	Bonus includes contractual guaranteed bonus.
(2)

This column reflects the aggregate fair value of share‑based compensation awarded during the year computed in accordance with the provisions of ASC Topic 718. See Note 13, “Share-based Compensation,” of the notes to our audited consolidated financial statements appearing in this Annual Report on Form 10-K regarding assumptions underlying the valuation of equity awards.

(3)	Includes premiums we paid with respect to each of our named executive officers for health benefits and for life and disability insurance.

Narrative Disclosure to Summary Compensation Table

Employment Agreements

We entered into employment agreements with Dr. Harlan W. Waksal, under which he serves as our President and Chief Executive Officer, Mr. Poukalov, under which he serves as our Executive Vice President, Chief Financial Officer and Mr. Gordon under which he serves as our Executive Vice President, General Counsel, Chief Administrative, Compliance and Legal Officer. Under these agreements, Dr. Harlan W. Waksal and Messrs. Poukalov and Gordon are entitled to certain annual compensation amounts and are eligible to receive certain severance benefits in specified circumstances.

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

We expect that base salaries for the named executive officers will be reviewed periodically by our board of directors and/or our compensation committee, with adjustments expected to be made generally in accordance with the applicable employment agreements, as well as financial and other business factors affecting our company, and to maintain a competitive compensation package for our executive officers.

Potential Payments upon Termination

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

Annual Performance‑Based Compensation and Bonuses

In 2017, Dr. Harlan W. Waksal and Messrs. Poukalov and Gordon earned a guaranteed bonus of $500,000, $200,000 and $200,000, respectively.

Long-Term Incentive Awards

In 2014 and 2015, Dr. Harlan W. Waksal, Messrs. Poukalov and Gordon received in aggregate 750, 1,000 and 1,300 equity appreciation rights units (EARs), respectively, under our 2014 Long‑Term Incentive Plan (the “2014 LTIP”) with a base price of $6.00 per unit, expiring 10 years from the grant date. Each EAR unit award entitles the holder to receive a payment having an aggregate value equal to the product of (i) the excess of (A) the highest fair market value during the period beginning on the applicable vesting date and ending on the date of settlement of one EAR unit over (B) the base price, and (ii) the number of EAR units granted. The number of EAR units granted to each recipient was adjusted in connection with the IPO to a number of units which equal a certain percentage of our common equity securities determined on a fully diluted basis, assuming exercise of all derivative securities including any convertible debt instruments. Based on the IPO price of $12.00 per share, the number of shares underlying EAR units held by Dr. Waksal and Messrs. Poukalov and Gordon are 267,543, 356,724 and 463,741 shares, respectively, and such awards may be settled in stock or cash.

The EAR units vest upon the earliest of any of the following events: (a) the expiration date of December 16, 2024, subject to continuing service through December 16, 2024 (or a termination due to death or disability within one year prior to such date), (b) the date of a Change in Control prior to December 16, 2024, or (c) if and when the fair market value of each EAR unit exceeds 333.0% of the $6.00 grant price ($20.00) per share prior to December 16, 2024.

Stock Option Awards

Each of our named executive officers hold stock options granted prior to the IPO under our 2011 Equity Incentive Plan (the “2011 Plan”), with an exercise price of $12.00. Dr. Harlan W. Waksal’s initial award was granted in connection with his hiring in December 2014, and vested in three substantially equal installments on December 31, 2015, August 4, 2016 and August 4, 2017. Messrs. Poukalov and Gordon were granted stock options in December 2015 with a strike price of $12.00, which vest in three ratable installments on each anniversary of the grant date through December 31, 2018. In connection with the IPO in July 2016, the 2011 Plan was merged with and into the 2016 Equity Incentive Plan (the “2016 Equity Plan”) and no new awards were granted under the 2011 Plan.

In connection with the IPO, Dr. Harlan W. Waksal received an award under the 2016 Equity Plan with a strike price of $12.00 in light of dilution to his grant at hiring in order to increase the number of shares subject to his original option grant at his time of hire. In consideration for this new stock option award, Dr. Harlan W. Waksal committed to perform an additional year of service, through August 7, 2018. Following the IPO, Messrs. Poukalov and Gordon were granted stock options in December 2016 under the 2016 Equity Plan with a strike price of $4.66, which vest in three ratable installments on each anniversary of the grant date through December 31, 2019. Any unvested stock options will vest upon a termination of their service. Upon a change in control, the compensation committee retains the discretion to accelerate the vesting of outstanding awards.

Stock Appreciation Rights

The compensation committee of our board of directors granted 655,000, 205,000 and 180,000 stock appreciation rights (“SARs”) under our 2016 Equity Plan to Dr. Harlan W. Waksal and Messrs. Poukalov and Gordon, respectively, on December 8, 2017. Each SAR entitles the holder to receive an amount in cash or common stock equal to the difference between the fair market value of our common stock on the exercise date and the strike price of $3.64. Each SAR grant vests in three ratable installments on each anniversary of the grant date through December 8, 2020. Any unvested SARs will be forfeited upon a termination of their service (other than death or disability). In the event of a change in control, any unvested SARs will immediately vest and become exercisable.

Outstanding Equity Awards at December 31, 2017

Although we do not have a formal policy with respect to the grant of equity incentive awards to our named executive officers, or any formal equity ownership guidelines applicable to them, we believe that equity grants provide our executives with a strong link to our long‑term performance, create an ownership culture and help to align the interests of our executives and our stockholders. In addition, we believe that equity grants with a time‑based vesting feature promote executive retention because this feature incentivizes our executives to remain in our employment during the vesting period. Accordingly, our board of directors will periodically review the equity incentive compensation of our named executive officers and, from time to time, may grant equity incentive awards to them in the form of stock options,  stock appreciation rights or other equity awards.

The following table sets forth information concerning outstanding equity awards at December 31, 2017 for each of our named executive officers.

	Option/SAR Awards					Stock Awards(1)
	Number of Securities Underlying Unexercised Options/SARs Exercisable	Number of Securities Underlying Unexercised Options/SARs Unexercisable		Option/SAR Exercise Price	Option/SAR Expiration Date	Number of shares or units of stock that have not vested	Market value of shares or units of stock that have not vested
Name	(#)	(#)		($/share)		(#)	($)
Harlan W. Waksal, M.D.	385	—		$12.00	12/19/2023	—	—
	769,231	—		12.00	12/31/2024	—	—
	1,426,719	203,817	(2)	12.00	12/31/2024	—	—
	—	267,543	(3)	6.00	12/31/2024	—	—
	—	655,000	(6)	3.64	12/8/2027	—	—
Konstantin Poukalov	9,232	—		12.00	12/19/2023	—	—
	—	356,724	(3)	6.00	12/31/2024	—	—
	41,029	20,510	(4)	12.00	12/31/2025	—	—
	116,690	233,310	(5)	4.66	12/15/2026	—	—
		205,000	(6)	3.64	12/8/2027	—	—
Steven N. Gordon, Esq.	12,308	—		12.00	6/25/2022	—	—
	12,308	—		12.00	12/19/2023	—	—
	—	463,741	(3)	6.00	12/31/2024	—	—
	10,258	5,127	(4)	12.00	12/31/2025	—	—
	83,350	250,000	(5)	4.66	12/15/2026	—	—
	—	180,000	(6)	3.64	12/8/2027	—	—

_________________________

(1)	Based on closing price of our common stock on December 29, 2017 ($3.62 per share).
(2)	Represents stock options granted under the 2016 Equity Plan that fully vest on August 4, 2018.
(3)	Represents EAR units granted under the 2014 LTIP that vest on the earlier of October 31, 2024 or a change in control.
(4)	Represents stock options granted under the 2011 Plan that vest in three substantially equal tranches on December 31, 2016, 2017 and 2018.
(5)	Represents stock options granted under the 2016 Equity Plan that vest in three substantially equal tranches on December 15, 2017, 2018 and 2019.
(6)	Represents SARs granted under the 2016 Equity Plan that vest in three substantially equal tranches on December 8, 2018, 2019 and 2020.

Equity and Retirement Plans

In this section we describe our 2016 Equity Plan, our 2016 Employee Stock Purchase Plan and our 401(k) Retirement Plan. Prior to our IPO, we granted awards to eligible participants under the 2011 Equity Plan and 2014 LTIP. Following the closing of our IPO, we will grant awards to eligible participants under the 2016 Equity Plan.

2016 Equity Incentive Plan

Our 2016 Equity Plan was approved by our board of directors and holders of our membership units in July 2016 and was subsequently amended and restated on December 5, 2017. It is intended to make available incentives that will assist us to attract, retain and motivate employees, including officers, consultants and directors. We may provide these incentives through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units and other cash‑based or stock‑based awards.

A total of 6,720,000 shares of our common stock were initially authorized and reserved for issuance under the 2016 Equity Plan. This reserve automatically increased to 8,523,146 on January 1, 2017 and will automatically increase each subsequent anniversary through January 1, 2025, by an amount equal to the smaller of (a) 4% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (b) an amount determined by the board. This reserve will be increased to include any shares issuable upon exercise of options granted under the 2011 Equity Incentive Plan that expire or terminate without having been exercised in full.

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

Under the 2016 Equity Plan, if a change in control occurs and (i) an award is not appropriately assumed or continued nor an equivalent award substituted (including if the award is substituted for shares of common stock of the acquiror that are not publicly traded on a national securities exchange) by the acquiror or (ii) at the time of or within 24 months following a change in control, the participant incurs a termination without cause or, if provided in the participant’s employment agreement or award agreement, for good reason, each award will immediately vest and become exercisable. The compensation committee may provide for the acceleration of vesting of any or all outstanding awards upon such terms and to such extent as it determines, except that the vesting of all awards held by members of the board of directors who are not employees will automatically be accelerated in full. The 2016 Equity Plan also authorizes the compensation committee, in its discretion and without the consent of any participant, to cancel each or any outstanding award denominated in shares upon a change in control in exchange for a payment to the participant with respect to each share subject to the cancelled award of an amount equal to the excess of the consideration to be paid per share of common stock in the change in control transaction over the exercise price per share, if any, under the award.

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

A total of 1,125,000 shares of our common stock were initially available for sale under our 2016 ESPP and automatically increased to 1,801,180 on January 1, 2017. Our 2016 ESPP provides for annual increases in the number of shares available for issuance under the 2016 ESPP each subsequent anniversary through 2025, equal to the smallest of:

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

401(k) Retirement Plan

We maintain a 401(k) retirement plan that is intended to be a tax‑qualified defined contribution plan under Section 401(k) of the Code. In general, all of our employees are eligible to participate, beginning on the first day of the third month following commencement of their employment. The 401(k) plan includes a salary deferral arrangement pursuant to which participants may elect to reduce their current compensation by up to the statutorily prescribed limit, generally equal to $18,000 in 2017, and have the amount of the reduction contributed to the 401(k) plan. Participants who are at least 50 years old also can make “catch‑up” contributions, which in 2017 may be up to an additional $6,000 above the statutory limit. We have an obligation to match non‑highly compensated employee contributions of up to 6% of deferrals and also have the option to make discretionary matching contributions and profit sharing contributions to the plan annually, as determined by our board of directors. We provided employer matching contributions for Dr. Harlan W. Waksal of $15,900 for the year ended December 31, 2015, which were disbursed during 2016. No other employer matching contributions were made to our named executive officers for the years ended December 31, 2017, 2016 and 2015.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of March 2, 2018 regarding the beneficial ownership of our common stock, by:

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

Percentage ownership of our common stock in the table is based on 78,643,954 shares of our common stock issued and outstanding on December 31, 2017. This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and Schedules 13G, if any, filed with the SEC. Unless otherwise indicated, the address of each of the individuals and entities named below is c/o Kadmon Holdings, Inc., 450 East 29th Street, New York, New York 10016.

	Shares of Common Stock Beneficially Owned (1)
Name of beneficial owner	Common Stock	Securities Exercisable Within 60 Days	Number of Securities Beneficially Owned	Percentage
5.0% Stockholders
Third Point Ventures LLC(2)	9,407,745	595,238	10,002,983	12.62%
R. A. Capital Management LLC(3)	6,269,342	2,666,666	8,936,008	10.99%
Perceptive Advisors LLC(4)	5,165,746	1,190,475	6,356,221	7.96%
Puissance Capital Management LP(5)	4,500,000	1,800,000	6,300,000	7.83%
Acuta Capital Partners LLC(6)	4,915,000	1,333,333	6,248,333	7.81%
GoldenTree Entities(7)	4,473,111	219,828	4,692,939	5.95%
Vivo Capital VIII LLC(8)	3,333,333	1,333,333	4,666,666	5.83%
Executive Officers and Directors
Bart M. Schwartz, Esq.(9)	26,511	26,668	53,179	*
Eugene Bauer, M.D.(10)	6,716	16,925	23,641	*
D. Dixon Boardman(11)	45,911	23,079	68,990	*
Alexandria Forbes, Ph.D.(12)	90,816	23,079	113,895	*
Tasos Konidaris(13)	—	—	—	*
Steven Meehan(14)	—	—	—	*
Thomas E. Shenk, Ph.D.(15)	24,616	12,308	36,924	*
Susan Wiviott, J.D.(16)	6,168	16,925	23,093	*
Harlan W. Waksal, M.D.(17)	110,747	2,196,335	2,307,082	2.85%
Konstantin Poukalov(18)	4,000	166,951	170,951	*
Steven N. Gordon, Esq.(19)	233,484	118,224	351,708	*
John Ryan, M.D., Ph.D.(20)	—	71,028	71,028	*
All directors and executive officers as a group (12 persons)	548,969	2,671,522	3,220,491	3.96%

_________________________

*Represents ownership of less than 1.0%.

(1)

Represents shares of common stock held and options held by such individuals that were exercisable within 60 days of March 2, 2018. Includes shares held in the beneficial owner’s name or jointly with others, or in the name of a bank, nominee or trustee for the beneficial owner’s account. Reported numbers do not include options that vest more than 60 days after March 2, 2018.

(2)

As reported on Form 13G/A filed with the SEC on February 9, 2018, consists of (i) 9,407,745 shares of our common stock and (ii) warrants to purchase 595,238 shares of common stock held by Third Point LLC. Third Point LLC and Daniel S. Loeb, in his capacity as the chief executive officer of Third Point LLC, have voting and dispositive power over securities held by Third Point Ventures LLC, as nominee for funds managed and/or advised by Third Point LLC. Third Point LLC and Mr. Loeb disclaim beneficial ownership of these securities, except to the extent of any indirect pecuniary interest therein. The address for Third Point Ventures LLC is c/o Third Point LLC, 390 Park Avenue, 19th floor, New York, NY 10022.

(3)

As reported on Form 13G filed with the SEC on February 14, 2018, consists of (i) 6,269,342 shares of our common stock and (ii) warrants to purchase 2,666,666 shares of common stock held by RA Capital Healthcare Fund, L.P. (“Fund”) and a separately managed account (the “Account”). RA Capital Management, LLC (“Capital”) is the general partner of the Fund. Mr. Kolchinsky is the manager of Capital. As the investment adviser to the Fund and the Account, Capital may be deemed a beneficial owner of any securities owned by such entity. As the manager of Capital, Mr. Kolchinsky may be deemed a beneficial owner of any securities beneficially owned by Capital. Capital and Mr. Kolchinsky disclaim beneficial ownership of the securities except to the extent of their individual pecuniary interests therein. The address for RA Capital Management, LLC is c/o RA Capital Management, LLC, 20 Park Plaza, Suite 1200, Boston, MA 02116.

(4)

As reported on Form 13G/A filed with the SEC on February 14, 2018, consists of (i) 5,165,746 shares of our common stock and (ii) warrants to purchase 1,190,475 shares of common stock held by Perceptive Life Sciences Master Fund. Perceptive Advisors serves as the investment manager to the Master Fund and may be deemed to beneficially own such shares. Mr. Edelman is the managing member of Perceptive Advisors and may be deemed to beneficially own such shares. The address for Perceptive Advisors LLC is 51 Astor Place, 10th Floor, New York, NY 10003.

(5)

As reported on Form 13F filed with the SEC on February 14, 2018, consists of (i) 4,500,000 shares of our common stock and (ii) warrants to purchase 1,800,000 shares of common stock held by Puissance Capital Management LP. The address for Puissance Capital Management LP is 950 Third Avenue, 25th Floor, New York, NY 10022.

(6)

As reported on Form 13G filed with the SEC on February 14, 2018, consists of (i) 4,915,000 shares of our common stock and (ii) warrants to purchase 1,333,333 shares of common stock held by Acuta Capital Partners LLC. The address for Acuta Capital Partners LLC is 1301 Shoreway Road, Suite 350, Belmont, CA 94002.

(7)

As reported on Schedule 13D/A filed with the SEC on January 16, 2018, consists of (i) 2,204,511 shares of common stock held by GN3 SIP Limited (GN3), GoldenTree 2004 Trust (G2T), GTNM, LP (GTNM), GoldenTree Insurance Fund Series Interests of the SALI Multi‑Series Fund, LP (GTIF), GoldenTree Credit Opportunities, LP (GTCO), GoldenTree Entrust Master Fund SPC (GSPC), GoldenTree Master Fund, Ltd. (GMF), GoldenTree Master Fund II, Ltd. (GMFII), and a separately managed account managed by the GoldenTree Asset Management LP (the “First Managed Account”) and a second separately managed account managed by the GoldenTree Asset Management LP (the “Second Managed Account”), (ii) warrants to purchase 219,828 shares of common stock held by GN3, G2T, GTNM, First Management Account, GTIF and GTCO and (iii) 2,268,600 shares of common stock issuable upon the conversion of preferred stock held by G2T, GTNM, GN3, First Managed Account and Second Managed Account. GoldenTree Asset Management LP acts as investment manager for all of the entities described herein. GoldenTree Asset Management LLC serves as the general partner for GoldenTree Asset Management LP. GoldenTree Asset Management LLC serves as the general partner for GoldenTree Asset Management LP. Steven A. Tananbaum is the managing member of GoldenTree Asset Management LLC and holds sole voting and dispositive power over the securities indirectly held by such entity. By virtue of the relationships described in this footnote, each entity and individual named herein may be deemed to share beneficial ownership of all shares held by the other entities named herein. Each entity and individual named herein expressly disclaims any such beneficial ownership, except to the extent of their individual pecuniary interests therein. The address for the GoldenTree Entities is 300 Park Avenue, 21st Floor, New York, NY 10022.

(8)

As reported on Schedule 13G filed with the SEC on October 5, 2017, consists of (i) 3,333,333 shares of common stock and (ii) warrants to purchase 1,333,332 shares of common stock held by Vivo Capital Fund VIII, LP and Vivo Capital Surplus Fund VIII, LP. Vivo Capital VIII, LLC is the general partner of both Vivo Capital Fund VIII, LP and Vivo Capital Surplus Fund VIII, LP. The address for Vivo Capital VIII, LLC is 505 Hamilton Avenue, Suite 207, Palo Alto, CA, 94301.

(9)	Consists of (i) 26,511 shares of common stock and (ii) 26,668 shares of common stock issuable upon the exercise of stock options within 60 days of February 23, 2018.
(10)	Consists of (i) 6,716 shares of common stock and (ii) 16,925 shares of common stock issuable upon the exercise of stock options within 60 days of February 23, 2018.

(11)	Consists of (i) 45,911 shares of common stock and (ii) 23,079 shares of common stock issuable upon the exercise of stock options within 60 days of February 23, 2018.
(12)

Consists of (i) 90,816 shares of common stock , (ii) 23,079 shares of common stock issuable upon the exercise of stock options within 60 days of February 23, 2018 and (iii) 1,000 EAR units under the 2014 LTIP. EAR units awarded under the 2014 LTIP are excluded from the amount listed in this table as they may be paid in cash or stock at our option. See “Executive Compensation—Equity and Other Incentive Compensation Plans” for a discussion of EAR Units awarded under the 2014 LTIP.

(13)	Mr. Konidaris was appointed to our board of directors in February 2017 and, as of February 23, 2018, did not beneficially own shares of our common stock.
(14)	Mr. Meehan was appointed to our board of directors in January 2017 and, as of February 23, 2018, did not beneficially own shares of our common stock.
(15)	Consists of (i) 24,616 shares of common stock and (ii) 12,308 shares of common stock issuable upon the exercise of stock options within 60 days of February 23, 2018.
(16)	Consists of (i) 6,168 shares of common stock and (ii) 16,925 shares of common stock issuable upon the exercise of stock options within 60 days of February 23, 2018.
(17)

Consists of (i) 110,747 shares of common stock, (ii) 2,196,335 shares of common stock issuable upon the exercise of stock options within 60 days of February 23, 2018 and (iii) 750 EAR units under the 2014 LTIP. EAR units awarded under the 2014 LTIP are excluded from the amount listed in this table as they may be paid in cash or stock at our option. See “Executive Compensation—Equity and Other Incentive Compensation Plans” for a discussion of EAR units awarded under the 2014 LTIP.

(18)

Consists of (i) 4,000 shares of common stock, (ii) 166,951 shares of common stock issuable upon the exercise of stock options within 60 days of February 23, 2018 and (iii) 1,000 EAR units under the 2014 LTIP. EAR units awarded under the 2014 LTIP are excluded from the amount listed in this table as they may be paid in cash or stock at our option. See “Executive Compensation—Equity and Other Incentive Compensation Plans” for a discussion of EAR units awarded under the 2014 LTIP.

(19)

Consists of (i) 233,484 shares of common stock, (ii) 118,224 shares of common stock issuable upon the exercise of stock options within 60 days of February 23, 2018 and (iii) 1,300 EAR units under the 2014 LTIP. EAR units awarded under the 2014 LTIP are excluded from the amount listed in this table as they may be paid in cash or stock at our option. See “Executive Compensation—Equity and Other Incentive Compensation Plans” for a discussion of EAR units awarded under the 2014 LTIP. Mr. Gordon disclaims beneficial ownership of the reported securities except to the extent of his pecuniary interest therein.

(20)

Consists of (i) 71,028 shares of common stock issuable upon the exercise of stock options within 60 days of February 23, 2018 and (ii) 250 EAR units under the 2014 LTIP. EAR units awarded under the 2014 LTIP are excluded from the amount listed in this table as they may be paid in cash or stock at our option. See “Executive Compensation—Equity and Other Incentive Compensation Plans” for a discussion of EAR units awarded under the 2014 LTIP.

Equity Compensation Plan Information

The following table provides certain information as of December 31, 2017, with respect to all of our equity compensation plans in effect on that date.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)

Equity Compensation Plans Approved by Stockholders(1)(2)(3)(4)	26,802,527	$ 6.27	1,151,275
Equity Compensation Plans Not Approved by Stockholders	—	—	—
Total	26,802,527	$ 6.27	1,151,275

(1)	Includes the 2016 Equity Incentive Plan, the 2014 Long term Incentive Plan and the 2016 Employee Stock Purchase Plan.
(2)

The 2016 Equity Incentive Plan contains an “evergreen” provision, pursuant to which the number of shares of common stock reserved for issuance or transfer pursuant to awards under the 2016 Equity Incentive Plan shall be increased on the first day of each year beginning in 2017 and ending in 2025, equal to the lesser of (A) four percent (4.0%) of the shares of common stock outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year and (B) such smaller number of shares of stock as determined by our Board.

(3)

A total of 9,750 stock appreciation rights were granted under the 2014 Long Term Incentive Plan which may be settled in cash or common stock at the election of the compensation committee and, any new awards will be issued under the 2016 Equity Incentive Plan. If the 9,750 stock appreciation rights are settled in common stock, 3,605,665 shares of common stock would be issuable under the 2014 Long Term Incentive Plan.

(4)

The 2016 Employee Stock Purchase Plan contains an “evergreen” provision, pursuant to which the maximum number of shares of our common stock authorized for sale under the 2016  Employee Stock Purchase Plan shall be increased on the first day of each year beginning in 2017 and ending in 2025, equal to the lesser of (i) one and one half percent (1.5%) of the shares of common stock outstanding on the last day of the immediately preceding fiscal year; (ii) 750,000 shares; or  (iii) such number of shares of common stock as determined by our Board.

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

In June 2016, we entered into an agreement with 72 KDMN whereby we agreed to extend certain rights to 72 KDMN which survived the closing of the IPO, including board of director designation rights, see “Item 10. Directors, Executive Officers and Corporate Governance,” and confidentiality rights, subject to standard exceptions. In addition, we agreed to provide 72 KDMN with most favored nation rights which terminated upon the closing of the IPO on August 1, 2016. Andrew B. Cohen, a former member of our board of directors, is an affiliate of 72 KDMN. Following the dissolution of Kadmon I on January 23, 2017, for so long as 72 KDMN owned, directly or indirectly, at least 25.0% of our common stock received by 72 KDMN upon the dissolution and winding up of Kadmon I, then 72 KDMN had the right, at its option, to designate one director to our board of directors and, upon such designation, the board of directors had to recommend to the stockholders to vote for the election of 72 KDMN’s designee at any meeting of stockholders convened to elect our directors. In January 2017, Mr. Cohen resigned from our board of directors and we received notice that 72 KDMN forfeits, relinquishes and waives any and all rights it has to designate a director to our board of directors.

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

We entered into a third waiver agreement to the 2015 Credit Agreement in September 2016 to negotiate the amendment and restatement of certain covenants contained in the 2015 Credit Agreement. In connection with such negotiation, the lenders under the 2015 Credit Agreement had agreed to refrain from exercising certain rights under the 2015 Credit Agreement, including the declaration of a default and to forbear from acceleration of any repayment rights with respect to existing covenants until the parties have consummated the amendment and restatement of such provisions. In addition, certain payments required to be made under the 2015 Credit Agreement had been deferred while the parties negotiated the amendment. The parties executed a second amendment to the 2015 Credit Agreement in November 2016 whereby we deferred further principal payments owed under the 2015 Credit Agreement in the amount of $0.4 million per month until August 31, 2017. Additionally, the parties amended various clinical development milestones and added a covenant pursuant to which we were required to raise $40.0 million of additional equity capital by the end of the second quarter of 2017. All other material terms of the 2015 Credit Agreement, including the maturity date, remain the same.

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

On March 31, 2017, we entered into the Third Amendment. Pursuant to this amendment, principal payments owed under the 2015 Credit Agreement, in the amount of $380,000 per month, were deferred until January 31, 2018. Additionally, the parties amended the future capital raising covenant by extending the time period by which we were required to raise the remaining $17.0 million of capital by six months, from June 30, 2017 to December 31, 2017, which was satisfied in September 2017. All other material terms of the 2015 Credit Agreement, including the maturity date, remain the same. The clinical development milestone was deemed satisfied in a letter agreement entered into on December 22, 2017 with a majority of lenders under our 2015 Credit Agreement. As of the date hereof, we are not in default under the terms of the 2015 Credit Agreement.

The Third Amendment also amended certain terms of the warrants to purchase an aggregate of 617,651 shares of our common stock issued in connection with the 2015 Credit Agreement (2015 Warrants).  Pursuant to the Third Amendment, the warrants may now only be exercised for cash and the exercise price was reduced from $10.20 per share to $4.50 per share.  The redemption feature in the 2015 Warrants was also amended such that the warrant holder may only demand a redemption of the 2015 Warrants upon the occurrence of, and during the continuance of, an event of default.  Prior to this amendment, the warrant could be redeemed by the warrant holder at any time after the 51st month.

We entered into a fifth waiver agreement to the 2015 Credit Agreement in March 2018 under which the lenders under the 2015 Credit Agreement agreed to refrain from exercising certain rights under the 2015 Credit Agreement, including the declaration of a default and to forbear from acceleration of any repayment rights with respect to existing covenants. The report and opinion of our independent registered public accounting firm, BDO USA, LLP, contains an explanatory paragraph regarding our ability to continue as a going concern, which is an event of default under the 2015 Credit Agreement.

At December 31, 2017, the outstanding balance of the 2015 Credit Agreement was $34.6 million and the interest rate was LIBOR plus 9.375% with a 1% floor. We were in compliance with all covenants under the 2015 Credit Agreement at December 31, 2017 and 2016.

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

MeiraGTx subsequently ratified its shareholder agreement and accepted the pending equity subscription agreements, which provided equity ownership to various parties. The execution of these agreements resulted in our 48.0% ownership in MeiraGTx. The estimated fair value of our ownership interest was $24.0 million at the time of the transaction. At December 31, 2017, we maintain a 38.7% ownership in MeiraGTx  (25.6% assuming conversion of Series C convertible preferred shares). At December 31, 2017, Drs. Alexandria Forbes, Thomas E. Shenk and Mr. Steven N. Gordon, each maintain ownership interests of 6.6%, 1.9% and 0.5%, respectively (4.2%, 1.2% and 0.3%, respectively, assuming conversion of Series C convertible preferred shares).

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

Relationship with NT Life

Kadmon Corporation, our wholly‑owned subsidiary, currently holds 81,591 shares of common stock of Nano Terra, representing less than 1.0% of Nano Terra’s issued and outstanding capital stock. Kadmon Corporation entered into a joint venture with SLx through the formation of NT Life, whereby Kadmon Corporation contributed $0.9 million at the date of formation in exchange for a 50.0% interest in NT Life and entered into a sub‑licensing arrangement with NT Life and SLx. Pursuant to the sub‑licensing arrangement, Kadmon Corporation was granted a worldwide, exclusive license under certain intellectual property owned by SLx to three clinical-stage product candidates, as well as under SLx’s drug discovery platform, Pharmacomer Technology, each of which were licensed by SLx to NT Life. One of the two clinical‑stage products is being developed by us and is known as KD025.

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

In connection with his resignation on February 8, 2016, we entered into a separation agreement with Dr. Samuel D. Waksal terminating his employment with us and providing that he shall perform no further paid or unpaid services for us whether as employee, consultant, contractor or any other service provider. The principal provisions of the separation agreement are summarized below.

Severance and Other Payments

We agreed to make a series of payments (all subject to withholding taxes) to Dr. Samuel D. Waksal, some of which are contingent, structured as follows:

•	a $3.0 million severance payment, of which $0.9 million and $1.0 million was paid during 2016 and 2017, respectively, with the remaining $1.1 million payable during 2018 and 2019;
•

supplemental conditional payments of up to $6.75 million in the aggregate that are payable in 2017 ($2.25 million), 2018 ($2.25 million) and 2019 ($2.25 million) if specified benchmarks related to the valuation of our company implied by the public offering price per share in the IPO, the net proceeds to us from the IPO and our equity market capitalization on specified dates are achieved and subject to our having cash and cash equivalents less payables of $50.0 million or more on the dates when we make those payments. The supplemental conditional payments that were payable in 2017 and 2018 were not earned and will therefore not be paid;

•

an amount equal to 5.0% (up to a maximum of $15.0 million) of any cash received by us or guaranteed cash payments (as defined below) received by us pursuant to the first three business development programs that we enter into on or before February 8, 2019 to research, develop, market or commercialize our ROCK2 program or our immuno‑oncology program. For purposes of the separation agreement, ROCK2 program is defined to mean pathways involving ROCK2 or other pathways effecting inflammation, fibrosis, cancer or neurodegenerative diseases; immuno‑oncology program is defined to mean antibodies or small molecules involved in inducing the immune system to make an anti‑tumor response; and guaranteed cash payments is defined to mean payments to us of cash contractually provided for pursuant to an agreement entered into by us with respect to a business development program, which payments are not subject to our meeting any milestones or thresholds. If the aggregate cash and guaranteed cash payments received by us pursuant to any business development program exceed $800.0 million before the completion of the IPO, the equity market capitalization requirements that must be met for Dr. Samuel D. Waksal to earn the supplemental payments of up to $6.75 million described above shall be deemed fulfilled, regardless of our equity market capitalization at the applicable time.

EAR Unit Award

In December 2014, Dr. Samuel D. Waksal received an award of EAR units under the 2014 LTIP with a base price of $6.00 per EAR unit (see description under “Executive Compensation” for the terms of our EAR units). The number of EAR units granted to Dr. Samuel D. Waksal was adjusted to equal 0.75% of our common stock determined on the first trading date following the date of the IPO. Based on the adjustments, the number of shares underlying Dr. Samuel D. Waksal’s LTIP award is 1,783,618. The separation agreement provides that:

•

by virtue of his separation from service, Dr. Samuel D. Waksal acknowledges that he is no longer entitled to vesting on December 16, 2024 but is eligible to vest based on a change in control or stock price increase, as described herein below;

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

Item 14. Principal Accounting Fees and Services.

The following table provides information regarding the fees incurred to BDO USA, LLP during the years ended December 31, 2017 and 2016.

	Year Ended December 31,
	2017	2016
	(In thousands)
Audit Fees(1)	$515	$1,062
Tax Fees(2)	86	93
Audit-Related Fees	—	—
All Other Fees	—	—
Total Fees	$601	$1,155

(1)

Audit fees of BDO USA, LLP for the years ended December 31, 2017 and 2016 were for professional services rendered for the audits of our financial statements, including accounting consultation and reviews of quarterly financial statements, private placement memorandums and registration statements. Fees for 2016 include $0.4 million for services associated with our IPO, which was completed in August 2016.

(2)	Tax fees consist principally of professional services for corporate tax compliance and tax advisory services.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The financial statements listed in the Index to Financial Statements beginning on page 116 are filed as part of this Annual Report on Form 10-K.

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

Item 16.  Form 10-K Summary

None.

Kadmon Holdings, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Kadmon Holdings, Inc.

New York, New York

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Kadmon Holdings, Inc. (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and expects losses to continue in the future that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2010.

New York, New York

March 6, 2018

Kadmon Holdings, Inc.

Consolidated balance sheets

(in thousands, except share amounts)

	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$67,517	$36,093
Accounts receivable, net	325	655
Accounts receivable from affiliates	861	555
Inventories, net	201	1,950
Prepaid expenses and other current assets	1,109	1,034
Total current assets	70,013	40,287
Fixed assets, net	4,292	5,427
Goodwill	3,580	3,580
Restricted cash	2,116	2,116
Investment, at cost	3,542	3,542
Investment, equity method	—	7,599
Other noncurrent assets	9	5
Total assets	$83,552	$62,556

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$8,008	$6,296
Accrued expenses	8,577	12,150
Deferred revenue	4,400	4,400
Fair market value of financial instruments	1,952	—
Secured term debt - current	33,707	1,900
Total current liabilities	56,644	24,746
Deferred revenue	19,617	24,017
Deferred rent	4,347	4,377
Deferred tax liability	939	1,376
Fair market value of financial instruments - non current	—	3,305
Other long term liabilities	247	1,250
Secured term debt – net of current portion and discount	—	28,677
Total liabilities	81,794	87,748
Commitments and contingencies (Note 16 and 17)
Stockholders’ equity (deficit):
Convertible Preferred Stock, $0.001 par value; 10,000,000 shares authorized at December 31, 2017 and 2016; 30,000 shares issued and outstanding at December 31, 2017 and 2016	40,220	38,302
Common Stock, $0.001 par value; 200,000,000 shares authorized at December 31, 2017 and December 31, 2016; 78,643,954 and 45,078,666 shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively	79	45
Additional paid-in capital	198,856	92,166
Accumulated deficit	(237,397)	(155,705)
Total stockholders’ equity (deficit)	1,758	(25,192)
Total liabilities and stockholders’ equity (deficit)	$83,552	$62,556

See accompanying notes to consolidated financial statements

Kadmon Holdings, Inc.

Consolidated statements of operations

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2017	2016	2015
Revenues
Net sales	$5,257	$18,514	$29,299
License and other revenue	7,007	7,541	6,420
Total revenue	12,264	26,055	35,719
Cost of sales	1,332	3,485	3,731
Write-down of inventory	1,654	385	2,274
Gross profit	9,278	22,185	29,714
Operating expenses:
Research and development	40,777	35,840	33,558
Selling, general and administrative	37,057	105,880	104,740
Impairment of intangible asset	—	—	31,269
Gain on settlement of payable	—	(4,131)	—
Total operating expenses	77,834	137,589	169,567
Loss from operations	(68,556)	(115,404)	(139,853)
Other expense (income):
Interest income	(132)	(38)	(10)
Interest expense	5,962	72,634	27,160
Loss on extinguishment of debt	—	11,176	2,934
Change in fair value of financial instruments	(2,096)	(4,380)	(1,494)
Gain on deconsolidation of subsidiary	—	—	(24,000)
Loss on equity method investment	7,599	13,625	2,776
Other expense (income)	6	(8)	(134)
Total other expense	11,339	93,009	7,232
Loss before income tax expense	(79,895)	(208,413)	(147,085)
Income tax expense (benefit)	(121)	342	(3)
Net loss	$(79,774)	$(208,755)	$(147,082)
Deemed dividend on convertible preferred stock and Class E redeemable convertible units	1,918	21,733	—
Net loss attributable to common stockholders	$(81,692)	$(230,488)	$(147,082)

Basic and diluted net loss per share of common stock	$(1.42)	$(9.74)	$(18.10)
Weighted average basic and diluted shares of common stock outstanding	57,405,331	23,674,512	8,127,781

See accompanying notes to consolidated financial statements

Kadmon Holdings, Inc.

Consolidated statements of stockholders’ equity (deficit)

(in thousands, except unit and share amounts)

	Convertible units		Stockholders' equity (deficit)
	Class E redeemable convertible units		Class A	Class B	Class C	Class D	Preferred stock		Common stock		Additional paid-in	Accumulated
	Units	Amount	Units	Units	Units	Units	Shares	Amount	Shares	Amount	capital	Deficit	Total
Balance, January 1, 2015	3,438,984	$37,052	50,882,656	1	1	4,373,674	—	$—	—	$—	$341,343	$(496,763)	$(155,420)
Issuance of Class A units to settle obligation	—	—	1,808,334	—	—	—	—	—	—	—	10,541	—	10,541
Issuance of Class E units to non-employee directors	10,435	63	—	—	—	—	—	—	—	—	—	—	—
Issuance of Class E units to settle obligation	574,392	6,606	—	—	—	—	—	—	—	—	—	—	—
Issuance of Class E units, net of transaction costs of $40	945,441	10,833	—	—	—	—	—	—	—	—	—	—	—
Accretion of Class E units fee discount and repayment premium	—	4,302	—	—	—	—	—	—	—	—	(4,302)	—	(4,302)
Issuance of Class A units	—	—	1,250,000	—	—	—	—	—	—	—	15,000	—	15,000
Unit-based compensation	—	—	—	—	—	—	—	—	—	—	10,324	—	10,324
Issuance of Class A units related to option exercises	—	—	5,011	—	—	—	—	—	—	—	30	—	30
Net loss	—	—	—	—	—	—	—	—	—	—	—	(147,082)	(147,082)
Balance, December 31, 2015	4,969,252	$58,856	53,946,001	1	1	4,373,674	—	$—	—	$—	$372,936	$(643,845)	$(270,909)
Issuance of Class A units to settle obligation	—	—	25,000	—	—	—	—	—	—	—	125	—	125
Issuance of Class E units to settle obligation	1,170,437	13,460	—	—	—	—	—	—	—	—	—	—	—
Equity raised through issuance of Class E units, net	478,266	5,500	—	—	—	—	—	—	—	—	—	—	—
Accretion of Class E units fee discount and repayment premium	—	5,812	—	—	—	—	—	—	—	—	(5,812)	—	(5,812)
Share-based compensation expense	—	—	—	—	—	—	—	—	—	—	47,217	—	47,217
Issuance of Class A units related to option exercises	—	—	7,200	—	—	—	—	—	—	—	41	—	41
Issuance of common stock to settle obligation	—	—	—	—	—	—	—	—	208,334	1	2,499	—	2,500
Common stock issued in initial public offering, net of commissions and underwriting discounts	—	—	—	—	—	—	—	—	6,250,000	6	69,744	—	69,750
Initial public offering costs	—	—	—	—	—	—	—	—	—	—	(3,739)	—	(3,739)
Beneficial conversion feature on Class E units	—	—	—	—	—	—	—	—	—	—	13,431	(13,431)	—
Cumulative effect of change in accounting principle - ASU 2016-09 forfeiture adjustment	—	—	—	—	—	—	—	—	—	—	1,990	(1,990)	—
Corporate conversion from Kadmon Holdings, LLC to Kadmon Holdings, Inc.	—	—	—	—	—	—	—	—	—	—	(720,618)	720,618	—
Corporate conversion to common stock	(6,617,955)	(83,628)	(53,978,201)	(1)	(1)	(4,373,674)	—	—	19,585,865	19	83,607	—	83,626
Conversion of convertible debt to common stock	—	—	—	—	—	—	—	—	19,034,467	19	182,712	—	182,731
Beneficial conversion feature on convertible debt	—	—	—	—	—	—	—	—	—	—	45,683	—	45,683
Conversion of convertible debt to convertible preferred stock	—	—	—	—	—	—	30,000	30,000	—	—	—	—	30,000
Beneficial conversion feature on convertible preferred stock	—	—	—	—	—	—	—	7,660	—	—	—	(7,660)	—
Accretion of dividends on convertible preferred stock	—	—	—	—	—	—	—	642	—	—	—	(642)	—
Reclassification of warrants to equity	—	—	—	—	—	—	—	—	—	—	1,716	—	1,716
Beneficial conversion feature on warrants	—	—	—	—	—	—	—	—	—	—	634	—	634
Net loss	—	—	—	—	—	—	—	—	—	—	—	(208,755)	(208,755)
Balance, December 31, 2016	—	$—	—	—	—	—	30,000	$38,302	45,078,666	$45	$92,166	$(155,705)	$(25,192)
Share-based compensation expense	—	—	—	—	—	—	—	—	—	—	12,354	—	12,354
Common stock issued for warrant exercises	—	—	—	—	—	—	—	—	11,839	—	37	—	37
Common stock issued under ESPP plan	—	—	—	—	—	—	—	—	10,594	—	30	—	30

Common stock issued in private placement, net	—	—	—	—	—	—	—	—	6,767,855	7	19,209	—	19,216
Common stock and warrants issued in public offering, net	—	—	—	—	—	—	—	—	26,775,000	27	75,060	—	75,087
Beneficial conversion feature on convertible preferred stock	—	—	—	—	—	—	—	384	—	—	—	(384)	—
Accretion of dividends on convertible preferred stock	—	—	—	—	—	—	—	1,534	—	—	—	(1,534)	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	(79,774)	(79,774)
Balance, December 31, 2017	—	$—	—	—	—	—	30,000	$40,220	78,643,954	79	$198,856	$(237,397)	$1,758

See accompanying notes to consolidated financial statements

Kadmon Holdings, Inc.

Consolidated statements of cash flows

(in thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net loss	$(79,774)	$(208,755)	$(147,082)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of fixed assets	1,822	2,280	2,312
Amortization of intangible asset	—	15,223	27,442
Impairment of intangible asset	—	—	31,269
Write-down of inventory	1,654	385	2,274
Write-down of capitalized computer software development costs	—	—	62
Gain on purchase commitment	—	—	(243)
Loss on extinguishment of debt / conversion of debt	—	11,176	2,934
Write-off of deferred financing costs and debt discount	—	3,820	2,752
Amortization of deferred financing costs	509	1,304	1,290
Amortization of debt discount	2,297	3,118	3,867
Amortization of debt premium	(564)	—	—
Accretion of repayment premium on secured term debt	—	—	(345)
Share-based compensation	12,354	47,217	10,324
Gain on settlement of payable	—	(4,131)	—
Bad debt expense	3	6	5
Gain on deconsolidation of subsidiary	—	—	(24,000)
Change in fair value of financial instruments	(2,096)	(4,380)	(1,494)
Beneficial conversion feature expense on warrants	—	1,745	—
Beneficial conversion feature expense on convertible debt	—	44,170	—
Fair value of units issued to consultants	—	3,000	—
Fair value of shares / units issued in settlement of obligation	—	4,360	13,647
Accrued legal settlement	—	—	10,350
Deferred taxes	(437)	27	(3)
Paid-in-kind interest	—	14,695	11,434
Loss on equity method investment	7,599	13,625	2,776
Changes in operating assets and liabilities:
Restricted cash	—	—	(89)
Accounts receivable, net	21	937	(1,313)
Inventories, net	95	1,133	1,930
Prepaid expenses and other assets	(134)	(479)	597
Accounts payable	1,605	530	(4,413)
Accrued expenses, other liabilities and deferred rent	(4,652)	544	3,040
Deferred revenue	(4,400)	(4,500)	(10,300)
Net cash used in operating activities	(64,098)	(52,950)	(60,977)

See accompanying notes to consolidated financial statements

Kadmon Holdings, Inc.

Consolidated statements of cash flows (continued)

(in thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from investing activities:
Purchases of fixed assets	(479)	(539)	(161)
Net cash used in investing activities	(479)	(539)	(161)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net	95,954	—	—
Proceeds from issuance of ESPP shares	30	—	—
Proceeds from warrant exercises	37	—	—
Proceeds from issuance of common stock in IPO, net	—	69,750	—
Payments of initial public offering costs	—	(3,293)	(445)
Payment of financing costs related to debt exchange agreements	—	(534)	—
Proceeds from issuance of secured term debt	—	—	35,000
Proceeds from issuance of convertible debt	—	—	112,500
Payment of financing costs	(20)	—	(4,069)
Principal payments on secured term debt	—	(380)	(107,204)
Proceeds from related party loans	—	—	2,000
Repayment of related party loans	—	(3,000)	(2,000)
Proceeds from issuance of Class A units, net	—	—	15,000
Proceeds from issuance of Class E redeemable convertible units, net	—	5,500	10,833
Proceeds from exercise of stock options	—	41	30
Net cash provided by financing activities	96,001	68,084	61,645
Net increase in cash and cash equivalents	31,424	14,595	507
Cash and cash equivalents, beginning of period	36,093	21,498	20,991
Cash and cash equivalents, end of period	$67,517	$36,093	$21,498

Supplemental cash flow disclosures:
Cash paid for interest	$3,689	$3,723	$8,019
Cash paid for taxes	356	339	153
Non-cash investing and financing activities:
Settlement of related party loan	—	—	500
Units issued in settlement of obligation	—	11,725	9,063
Capitalized lease obligations	208	230	20
Unpaid financing/offering costs	—	56	1,958
Equity method investment related to deconsolidation	—	—	24,000
Financing costs paid with convertible notes	—	—	2,260
Fair value of warrants issued to lenders	—	—	6,300
Cost method investment in affiliate	—	1,242	—
Beneficial conversion feature on convertible preferred stock	384	7,660	—
Accretion of dividends on convertible preferred stock	1,534	642	—
Beneficial conversion feature on Class E units	—	13,431	—
Conversion of Class E units into common stock	—	83,628	—
Conversion of convertible debt into common stock	—	176,615	—
Conversion of convertible debt into convertible preferred stock	—	30,000	—
Reclassification of warrants from liability to equity	—	1,716	—
Fair value of warrants issued in private placement	1,651	—	—
Fair value of modification to lender warrants	908	—	—

See accompanying notes to consolidated financial statements

Kadmon Holdings, Inc. and Subsidiaries

Notes to consolidated financial statements

1. Organization

Nature of Business

Kadmon Holdings, Inc. (together with its subsidiaries, “Kadmon” or “Company”) is a fully integrated biopharmaceutical company engaged in the discovery, development and commercialization of small molecules and biologics to address disease areas of significant unmet medical needs, with a near-term clinical focus on inflammatory and fibrotic diseases.  The Company leverages its multi‑disciplinary research and clinical development team members to identify and pursue a diverse portfolio of novel product candidates, both through in-licensing products and employing its small molecule and biologics platforms. By retaining global commercial rights to its lead product candidates, the Company believes that it has the ability to develop these candidates while maintaining flexibility for commercial and licensing arrangements. The Company expects to continue to progress its clinical candidates and have further clinical trial events throughout 2018.

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

Liquidity

The Company had an accumulated deficit of $237.4 million and working capital of $13.4 million at December 31, 2017. For the year ended December 31, 2017, the Company earned a $2.0 million milestone payment pursuant to a license agreement entered into with Jinghua to develop products using human monoclonal antibodies. The Company also raised gross proceeds of $22.7 million in March 2017 ($20.9 million net of placement agent fees and other offering costs and expenses) and gross proceeds of $80.4 million in September 2017 ($75.1 million net of underwriting fees, commissions and other offering costs and expenses) of which $66.8 million of gross proceeds closed in September 2017 and the remaining $13.6 million of gross proceeds closed in October 2017. These raises, in total, together with its existing cash, are expected to enable the Company to advance its planned Phase 2 clinical studies for KD025 and tesevatinib, advance certain of its other pipeline product candidates and provide for other working capital purposes.

On March 31, 2017, the Company entered into its third amendment to the 2015 Credit Agreement (the “Third Amendment”). Pursuant to the Third Amendment, principal payments owed under the 2015 Credit Agreement, in the amount of $380,000 per month, were deferred until January 31, 2018. Additionally, the parties amended a future capital raising covenant by extending the time period by which the Company was required to raise the remaining $17.0 million of capital by six months, from June 30, 2017 to December 31, 2017, which was satisfied in September 2017. All other material terms of the 2015 Credit Agreement, including the maturity date, remain the same. The Company maintained cash and cash equivalents of $67.5 million at December 31, 2017.

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

At  December 31, 2017, the Company had working capital of only $13.4 million. The Company’s accumulated deficit amounted to $237.4 million and $155.7 million at December 31, 2017 and 2016, respectively. Net cash used in operating activities was $64.1 million, $53.0 million and $61.0 million for years ended December 31, 2017, 2016 and 2015. The Company must raise additional capital to fund its continued operations and remain in compliance with its debt covenants. The Company may not be successful in its efforts to raise additional funds or achieve profitable operations. Amounts raised will be used for further development of the Company’s product candidates, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. Even if the Company is able to raise additional funds through the sale of its equity securities, or loans from financial institutions, the Company’s cash needs could be greater than anticipated in which case it could be forced to raise additional capital.

In September 2017, the Company raised $80.4 million in gross proceeds ($75.1 million net of $5.3 million in underwriting fees, commissions and other offering costs and expenses) from the issuance of 26,775,000 shares of common stock and warrants to purchase 10,710,000 shares of common stock at an initial exercise price of $3.35 per share for a term of 5 years from the date of issuance at a combined price of $3.001 per share and accompanying warrant (“2017 Public Offering”). Gross proceeds of $66.8 million and the issuance of 22,275,000 shares of common stock and warrants to purchase 8,910,000 shares of common stock closed in September 2017 and the remaining $13.6 million of gross proceeds and the issuance of 4,500,000 shares of common stock and warrants to purchase 1,800,000 shares of common stock closed in October 2017. In March 2017, the Company raised $22.7 million in gross proceeds ($20.9 million net of $1.8 million in placement agent fees and other offering costs and expenses) from the issuance of 6,767,855 shares of common stock, at a price of $3.36 per share, and warrants to purchase 2,707,138 shares of common stock at an initial exercise price of $4.50 per share for a term of 13 months from the date of issuance (“2017 Private Placement”). At the present time, the Company has no commitments for any additional financing, and there can be no assurance that, if needed, additional capital will be available to the Company on commercially acceptable terms or at all. If the Company cannot obtain the needed capital, it may not be able to become profitable and may have to curtail or cease its operations. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern.

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

Revenue Recognition

The Company recognizes sales when the risk of loss has been transferred to the customer. As is typical in the pharmaceutical industry, gross product sales are subject to a variety of deductions, primarily representing rebates, chargebacks, returns, and discounts to government agencies, wholesalers, and managed care organizations. These deductions represent management’s best estimates of the related reserves and, as such, judgment is required when estimating the impact of these sales deductions on gross sales for a reporting period. If estimates are not representative of the actual future settlement, results could be materially affected. The Company’s product sales were substantially derived from the sale of its ribavirin portfolio of products during the years ended December 31, 2017, 2016 and 2015.

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

Foreign Revenue

Foreign product sales represented approximately 26.9%,  8.6% and 10% of total product sales for the years ended December 31, 2017, 2016 and 2015, respectively, the majority of which were to the Netherlands and Ireland.

Sales Returns Reserve

Revenue is recognized net of sales returns, which are estimated using the Company’s historical experience. The sales returns reserve was $0.6 million and $0.4 million at December 31, 2017 and 2016, respectively. Sales returns expense was $0.6 million, $0.9 million and $0.7 million for the years ended December 31, 2017, 2016 and 2015, respectively.  Actual results could differ from original estimates resulting in future adjustments to revenue.

Reserve for Wholesaler Chargebacks and Rebates

The Company maintains a reserve for wholesaler chargebacks and rebates to properly reflect the realizable value of accounts receivable. A chargeback represents a contractual allowance provided by the Company to its wholesalers for any variances between wholesale and lower retail prices of the Company’s pharmaceutical products. The Company estimates the reserve for wholesaler chargebacks based on wholesaler inventory levels, contract prices and historical experience. Rebate reserves represent contractual allowances based on specific customer contracts. The rebate allowance is estimated as a percentage of specific customer sales. The reserve for wholesaler chargebacks and rebates was $0.2 million and $0.1 million at December 31, 2017 and 2016, respectively. Wholesaler chargebacks and rebates expense was $0.3 million, $0.5 million and $1.0 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Rebates Payable

The Company issues rebates related to various government programs and buying groups. In these instances, the rebates are paid in cash to the party managing the discount buying program. The estimated rebates earned but unpaid was $0.3 million and $0.4 million at December 31, 2017 and 2016, respectively. Such amounts have been included in accounts payable on the Company’s consolidated balance sheets. Rebates expense was $0.7 million, $0.8 million and $1.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Shipping and Handling Costs

Shipping and handling costs for raw materials and finished goods prior to their sale are classified in cost of sales. Freight charges for shipments to customers are not billed to customers and are included in selling, general and administrative expenses when incurred and were $0.1 million,  $0.2 million and $0.3 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Foreign Currencies

The consolidated financial statements are presented in U.S. dollars, the reporting currency of the Company. Gains or losses on transactions denominated in a currency other than the Company’s functional currency, which arise as a result of changes in foreign currency exchange rates, are recorded in other income on the consolidated statements of operations. The transaction gains (loss) were  ($25,000), $9,000 and $124,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

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

Research and development expense was $40.8 million, $35.8 million and $33.6 million during the years ended December 31, 2017, 2016 and 2015, respectively.

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

The Company follows FASB ASC Topic 740‑10, “Accounting for Uncertainty in Income Taxes”, which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. At December 31, 2017 and 2016, the Company had no material uncertain tax positions to be accounted for in the financial statements. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in interest expense.

Under ASU 2016-09, all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) should be recognized as income tax expense or benefit in the statement of operations. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity also should recognize excess tax benefits regardless of whether the benefits reduce tax payable in the current period. The Company made an early adoption on the ASU 2016-09 effect in the fourth quarter of 2016. There was no cumulative impact as the federal and state excess deductions would be offset by a corresponding change to the valuation allowance.

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

Restricted Cash

The Company has a lease agreement for the premises it occupies in New York. A secured letter of credit in lieu of a lease deposit totaling $2.0 million is secured by restricted cash in the same amount at December 31, 2017 and 2016. The secured letter of credit will remain in place for the life of the related lease, expiring in October 2024 (Note 16). The Company also has a lease agreement for the premises it occupies in Massachusetts. A secured letter of credit in lieu of a lease deposit totaling $91,000 was established during the third quarter of 2015 and is secured by restricted cash in the same amount at December 31, 2017 and 2016. The secured letter of credit will remain in place for the life of the related lease, expiring in April 2023 (Note 16).

Allowance for Doubtful Accounts

The Company reviews the collectability of accounts receivable based on an assessment of historical experience, current economic conditions, and other collection indicators. The Company has recorded an allowance for doubtful accounts of $0.7 million at both December 31, 2017 and 2016. Adjustments to the allowance for doubtful accounts are recorded to selling, general and administrative expenses, and amounted to $3,000,  $6,000, and $5,000 for the years ended December 31, 2017, 2016 and 2015, respectively. When accounts are determined to be uncollectible they are written off against the reserve balance and the reserve is reassessed. When payments are received on reserved accounts they are applied to the customer’s account and the reserve is reassessed.

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

The Company’s total investment balance totaled $3.5 million and $11.1 million at December 31, 2017 and 2016, respectively.

For all non‑consolidated investments, the Company will continually assess the applicability of FASB ASC Topic 810, “Consolidation” (“ASC 810”), to determine if the investments qualify for consolidation. At December 31, 2017 and 2016, no such investments qualified for consolidation (Note 12).

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

Goodwill

The Company’s goodwill relates to the 2010 acquisition of Kadmon Pharmaceuticals, a Pennsylvania limited liability company that was formed in April 2000. Goodwill is not amortized, but rather is assessed for impairment annually or upon the occurrence of an event that indicates impairment may have occurred, in accordance with FASB ASC Topic 350 “Intangibles—Goodwill and Other”. No impairment to goodwill was recorded during the years ended December 31, 2017, 2016 and 2015.

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

The Company performed a trigger analysis over all other long‑lived assets at the lowest identifiable level of cash flows and determined that an impairment existed during the year ended December 31, 2015 (Note 11) and no impairment triggers existed during the years ended December 31, 2017 and 2016. An impairment of $31.3 million was recognized during the year ended December 31, 2015, while no such impairment was recognized during the years ended December 31, 2017 and 2016 (Note 11).

Accounting for Leases

The Company recognizes rent expense for operating leases as of the earlier of the possession date or the lease commencement date. Rental expense, inclusive of rent escalations, rent holidays, concessions and tenant allowances are recognized over the lease term on a straight‑line basis. See Note 16 for a further discussion of operating leases.

The Company has entered into capital lease agreements for information technology and laboratory equipment. Amortization expense for capital lease agreements is included in depreciation and amortization of fixed assets. As a result of these leases, the Company capitalized $208,000,  $230,000 and $20,000 as office equipment and furniture during the years ended December 31, 2017, 2016 and 2015, respectively. The unamortized portion of capital leases totaled $270,000 and $191,000 at December 31, 2017 and 2016, respectively.

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

The fair value of cash and cash equivalents, accounts receivable and accounts payable approximate their carrying amounts due to their short term nature (Note 8).

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

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash”. This ASU requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents.  Entities will also be required to reconcile such total amounts on the balance sheet and disclose the nature of the restrictions. The Company will adopt this standard on January 1, 2018 and it is not expected to have a significant impact on its consolidated financial statements as the Company’s restricted cash balances are immaterial.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The FASB has continued to issue accounting standards updates to clarify and provide implementation guidance related to Revenue from Contracts with Customers, including ASU 2016-08, Revenue from Contract with Customers: Principal versus Agent Considerations, ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, and ASU 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients. These amendments address a number of areas, including the entity’s identification of its performance obligations in a contract, collectability, non-cash consideration, presentation of sales tax and an entity’s evaluation of the nature of its promise to grant a license of intellectual property and whether or not that revenue is recognized over time or at a point in time. The Company has adopted the standard effective January 1, 2018 using the modified retrospective method applied to all contracts applying the practical expedient for contract modifications, which allows a company to aggregate the impact of all modifications entered into prior to the earliest period presented. In preparation for adoption of the standard, the Company has implemented internal controls to enable the preparation of financial information including the assessment of the impact of the standard. Adoption of the standard is expected to result in a decrease to deferred revenues of approximately $24.0 million along with a cumulative adjustment to the Company's accumulated deficit of $24.0 million as of January 1, 2018.

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

Class A Units

Class A units represented the Company’s common stock equivalents. At December 31, 2016,  Kadmon I, LLC (“Kadmon I”) held approximately 12.1% of the total outstanding common stock of the Company. Kadmon I was a Delaware limited liability company that was formed in August 2009 and was an affiliate of the Company (Note 19). Kadmon I’s funds were raised through a private offering of 80% of Kadmon I’s total membership interests, the other 20% being owned by certain other members, including members of the Company’s board of directors and an executive officer at the time of such offering.

Once each Kadmon I investor has received aggregate distributions equal to four times the amount of their initial investment, their collective ownership percentage in additional distributions would have decreased from 80% to 50%, and the collective ownership percentage for the members of the Company’s board of directors, an executive officer and members in Kadmon I, and certain other members who received units would have increased from 20% to 50%. The change in ownership percentages would have required the Company to evaluate whether such changes would result in additional compensation expense. Kadmon I investors had never received any distributions. Accordingly, no additional compensation expense was recognized. On January 23, 2017, Kadmon I, LLC was dissolved and liquidated. Upon dissolution and liquidation, all assets of Kadmon I, LLC which consists solely of the shares of common stock in Kadmon Holdings, Inc., were distributed to the members of Kadmon I, LLC.

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

The Class A units converted into common stock at the Conversion Event resulting in no Class A units outstanding at December 31, 2017.

Class B Unit

The Class B unit did not participate in distributions from the Company, did not have any preferences in relation to the Class A units, was non‑voting, and was non‑redeemable. The only right afforded to the Class B unit was the right to convert into Class A units pursuant to the Company’s Operating Agreement (see “Conversion Event”). The Class B unit converted into common stock at the Conversion Event resulting in no Class B units outstanding at December 31, 2017.

Class C Unit

The Class C unit did not participate in distributions from the Company, does not have any preferences in relation to the Class A units, is non‑voting, and is non‑redeemable. The only right afforded to the Class C unit was the right to convert into Class A units pursuant to the Operating Agreement (see “Conversion Event”). The Class C unit converted into common stock at the Conversion Event resulting in no Class C units outstanding at December 31, 2017.

Class D Units

The Class D units did not participate in distributions from the Company, did not have any preferences in relation to the Class A units, were non‑voting, and were non‑redeemable. The only right afforded to the Class D unit was the right to convert into Class A units pursuant to the Company’s Operating Agreement (see “Conversion Event”). The Class D units converted into common stock at the Conversion Event resulting in no Class D units outstanding at December 31, 2017.

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

The Company calculated a deemed dividend on the Class E redeemable convertible units of $13.4 million in August 2016, which equals a 15% discount to the IPO price of the Company’s common stock of $12.00 per share upon conversion to common stock at the Conversion Event, a beneficial conversion feature. The Class E redeemable convertible units converted into common stock at the Conversion Event resulting in no Class E redeemable convertible units outstanding at December 31, 2017.

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

The shares of 5% convertible preferred stock are entitled to receive dividends, when and as declared by the board of directors and to the extent of funds legally available for the payment of dividends, at an annual rate of 5% of the sum of the original purchase price per share of 5% convertible preferred stock plus any dividend arrearages. Dividends on the 5% convertible preferred stock shall, at the Company’s option, either be paid in cash or added to the stated liquidation preference amount for purposes of calculating dividends at the 5% annual rate (until such time as the Company declares and pays the missed dividend in full and in cash, at which time that dividend will no longer be part of the stated liquidation preference amount). Dividends shall be payable annually on June 30 of each year and shall be cumulative from the most recent dividend payment date on which the dividend has been paid or, if no dividend has ever been paid, from the original date of issuance of the 5% convertible preferred stock and shall accumulate from day to day whether or not declared until paid.

The 5% convertible preferred stock converts into shares of the Company’s common stock at a 20% discount to the price per share of common stock in the IPO. The Company calculated a deemed dividend on the 5% convertible preferred stock of $7.5 million in August 2016, which equals the 20% discount to the IPO price of the Company’s common stock of $12.00 per share, a beneficial conversion feature. The 5% convertible preferred stock, inclusive of accrued and unpaid dividends, is convertible into 3,351,717 and 3,191,843 shares of common stock at December 31, 2017 and 2016, respectively. The Company accrued dividends on the 5% convertible preferred stock of $1.5  million and $0.6 million for the years ended December 31, 2017 and 2016, respectively. The Company also calculated a deemed dividend of $0.4 million on the $1.5 million of accrued dividends for the year ended December 31, 2017 and $0.2 million on the $0.6 million of accrued dividends for the year ended December 31, 2016, which equals the 20% discount to the IPO price of the Company’s common stock of $12.00 per share, a beneficial conversion feature. Approximately $1.4 million of accrued dividends that were payable on June 30, 2017 was added to the stated liquidation preference amount of the 5% convertible preferred stock. The stated liquidation preference amount on the 5% convertible preferred stock totaled $31.4 million at December 31, 2017.

Common Stock

Prior to the IPO, there were no shares outstanding of the Company’s common stock, par value $0.001 per share, and no stockholders of record. The Company’s certificate of incorporation authorizes the issuance of up to 200,000,000 shares of the Company’s common stock. On August 1, 2016, the Company completed its IPO whereby it sold 6,250,000 shares of common stock at $12.00 per share. The aggregate net proceeds received by the Company from the offering were $66.0 million, net of underwriting discounts and commissions of $5.3 million and offering expenses of $3.7 million. At December 31, 2017,  78,643,954 shares of common stock were outstanding.

During the year ended December 31, 2017,  the Company raised $80.4 million in gross proceeds, $75.1 million net of $5.3 million in underwriting fees, commissions and other offering costs and expenses, from the issuance of 26,775,000 shares of common stock and warrants to purchase 10,710,000 shares of common stock at an initial exercise price of $3.35 per share for a term of 5 years from the date of issuance at a combined price of $3.001 per share and accompanying warrant. The Company allocated $57.6 million to the common stock which was recorded as common stock and additional paid in capital and allocated $22.8 million to the warrants which was recorded to additional paid in capital.

The Company also raised $22.7 million in gross proceeds, $20.9 million net of $1.8 million in placement agent fees and other offering costs and expenses, from the issuance of 6,767,855 shares of common stock, at a price of $3.36 per share, and warrants to purchase 2,707,138 shares of common stock at an initial exercise price of $4.50 per share for a term of 13 months from the date of issuance. In connection with the 2017 Private Placement, the Company agreed to file a registration statement to register the shares of common stock and the shares of common stock underlying the warrants for resale. Under the agreement, the registration statement had to be filed within 30 days of the closing of the financing and declared effective within the timeline provided in the agreement. If the applicable deadlines were not met, monthly liquidated damages of 2.0% of the subscription amount (with an 8.0% cap) were due to the purchaser. The registration statement was filed on April 10, 2017 and declared effective on April 21, 2017.

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

	Years Ended
	December 31,
	2017	2016	2015
Numerator – basic and diluted:
Net loss attributable to common stockholders	$(81,692)	$(230,488)	$(147,082)
Denominator – basic and diluted:
Weighted average common stock outstanding used to compute basic and diluted net loss per share	57,405,331	23,674,512	8,127,781
Net loss per share, basic and diluted	$(1.42)	$(9.74)	$(18.10)

The amounts in the table below were excluded from the calculation of diluted net loss per share, due to their anti-dilutive effect:

	Years Ended
	December 31,
	2017	2016	2015
Convertible preferred stock	3,351,717	3,191,843	3,191,843
Options to purchase common stock	8,496,872	6,437,515	1,685,248
Warrants to purchase common stock	14,699,990	1,328,452	1,328,452
Total shares of common stock equivalents	26,548,579	10,957,810	6,205,543

6. Commercial Partnership

On June 17, 2013, the Company entered into a series of agreements with a commercial partner AbbVie Inc. (“AbbVie”), related to our ribavirin products. Pursuant to an asset purchase agreement, as amended, we sold marketing authorizations and related assets for ribavirin in certain countries outside the United States. The Company received upfront payments totaling $64.0 million, and could receive additional contingent payments totaling $51.0 million based on the achievement of certain milestones. The Company did not earn any such milestones during the years ended December 31, 2017, 2016 and 2015.

Of the $64.0 million upfront payment, $44.0 million was considered allocable to the domestic licensing arrangement and was recorded as deferred revenue to be recognized over the 10 year term of the agreement. The Company will recognize the upfront payment to revenue on a straight‑line basis over the life of the agreement. The Company recognized $4.4 million of the upfront consideration as license revenue during each of the years ended December 31, 2017, 2016 and 2015. At December 31, 2017 and 2016,  $24.0 million and $28.4 million were recorded as deferred revenue, respectively, of which $4.4 million was short‑term.

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

Since the royalties earned from the resale of ribavirin products by AbbVie under the domestic license agreement did not exceed the $3.0 million annual prepayment in 2015, the Company refunded approximately $2.1 million of the prepaid royalty to AbbVie as a credit against future purchases during the year ended December 31, 2016. The Company had recorded this amount as an accrued expense at December 31, 2015. Furthermore, the Company was required to refund approximately $2.9 million of the prepaid royalty to AbbVie resulting from the resale of ribavirin products by AbbVie during 2016. The Company settled approximately $2.9 million and $0.7 million of the prepaid royalty refund as of December 31, 2017 and 2016, respectively, and therefore has no refunds of prepaid royalties due to Abbvie at December 31, 2017. The Company had recorded an accrued expense of $2.2 million at December 31, 2016.

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

The Company is a party to one credit agreement in the following amount (in thousands):

	December 31,
	2017	2016

Secured term debt due June 17, 2018	34,620	34,620

Total debt before fees and debt discount/premium	34,620	34,620
Less: Deferred financing costs	(228)	(737)
Debt discount	(1,030)	(3,306)
Add: Debt premium	345	—
Total debt payable	$33,707	$30,577

Debt payable, current portion	$33,707	$1,900
Debt payable, long-term	$—	$28,677

Secured Term Debt

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

In conjunction with the 2015 Credit Agreement, warrants to purchase $6.3 million of Class A units were issued to two lenders, of which $5.4 million was recorded as a debt discount and $0.9 million was recorded as loss on extinguishment of debt (Note 8). The debt discount is being amortized over the life of the outstanding term loan using the effective interest method.

Deferred financing costs of $1.3 million were recognized in recording the 2015 Credit Agreement and will be amortized to interest expense over the three year term of the agreement. Additionally, a fee paid to one existing lender of $113,000 was charged to loss on extinguishment of debt in accordance with ASC 470. There was also $1.5 million of debt discount and $390,000 of deferred financing cost write‑offs charged to loss on extinguishment of debt in accordance with ASC 470 in connection with this transaction. Unamortized deferred financing costs were $0.2 million and $0.7 million at December 31, 2017 and 2016, respectively. Approximately $0.5 million,  $0.4 million and $0.4 million were charged to interest expense during the years ended December 31, 2017, 2016 and 2015, respectively.

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

The Company entered into a fourth waiver agreement to the 2015 Credit Agreement in March 2017 under which the lenders under the 2015 Credit Agreement agreed to refrain from exercising certain rights under the 2015 Credit Agreement, including the declaration of a default and to forbear from acceleration of any repayment rights with respect to existing covenants. The report and opinion of the Company’s independent registered public accounting firm, BDO USA, LLP, contained an explanatory paragraph regarding the Company’s ability to continue as a going concern, which was an event of default under the 2015 Credit Agreement.

On March 31, 2017, the Company entered into the Third Amendment. Pursuant to this amendment, principal payments owed under the 2015 Credit Agreement, in the amount of $380,000 per month, were deferred until January 31, 2018. Additionally, the parties amended a future capital raising covenant by extending the time period by which the Company was required to raise the remaining $17.0 million of capital by six months, from June 30, 2017 to December 31, 2017, which was satisfied in September 2017. All other material terms of the 2015 Credit Agreement, including the maturity date, remain the same. The clinical development milestone was deemed satisfied in a letter agreement entered into on December 22, 2017 with a majority of lenders under our 2015 Credit Agreement. As of the date hereof, the Company is not in default under the terms of the 2015 Credit Agreement.

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

As a result of the Third Amendment, $0.9 million was recorded as a debt premium at March 31, 2017, inclusive of the fair value of the warrant modification utilizing a Black-Scholes calculation, and will be amortized to interest expense over the remaining term of the agreement as the amendment was deemed to be a modification in accordance with ASC 470 (Note 8). Approximately $0.6 million was recorded to interest expense during the year ended December 31, 2017.

The Company entered into a fifth waiver agreement to the 2015 Credit Agreement in March 2018 under which the lenders under the 2015 Credit Agreement agreed to refrain from exercising certain rights under the 2015 Credit Agreement, including the declaration of a default and to forbear from acceleration of any repayment rights with respect to existing covenants. The report and opinion of the Company’s independent registered public accounting firm, BDO USA, LLP, contains an explanatory paragraph regarding the Company’s ability to continue as a going concern, which is an event of default under the 2015 Credit Agreement.

The minimum payments required on the outstanding balances of the 2015 Credit Agreement at December 31, 2017 are (in thousands):

2015 Credit Agreement
2018	$34,620
$34,620

The following table provides components of interest expense and other related financing costs (in thousands):

	Years Ended
	December 31,
	2017	2016	2015
Interest expense and other financing costs	$3,720	$3,782	$7,817
Interest expense - beneficial conversion feature	—	45,915	—
Interest paid-in kind	—	14,695	11,434
Write-off of deferred financing costs and debt discount	—	3,820	2,752
Amortization of deferred financing costs, debt discount and debt premium	2,242	4,422	5,157
Interest expense	$5,962	$72,634	$27,160

8. Financial Instruments

Success Fee

In October 2011, an executive officer and member of Kadmon Holdings, LLC issued an equity instrument for which the underlying value is based on 536,065 Class A units. The intrinsic value of the instrument is redeemable for cash upon certain defined liquidity or distribution events (“Success Fee”).

Upon consummation of the Company’s IPO on August 1, 2016 with a price per share of $12.00 per share, the fair value of this equity instrument had a fair value of $0, which resulted in no Success Fee owed by the Company. As a result of marking to market this instrument, the Company recorded ($0.1) million and ($0.2) million to change in fair value of financial instruments for the years ended December 31, 2016 and 2015, respectively.

As there were no quoted prices for identical or similar instruments prior to the IPO, the Company had utilized a Black‑Scholes calculation to value this instrument at December 31, 2015, with the following assumptions: risk-free interest rate of 0.49%, expected term of 0.5 years, expected volatility of 79.2%, unit price of $32.50. strike price of $74.17 and a dividend rate of 0%.

Equity issued pursuant to Credit Agreements

In connection with the incurrence of the Senior Convertible Term Loan, the Company issued three tranches of warrants as fees to the lenders that were redeemable for Class A units. The change in fair value of the warrants was ($0.2) million and ($1.3) million for the years ended December 31, 2016 and 2015, respectively. Upon consummation of the Company’s IPO on August 1, 2016 with a price per share of common stock in the IPO of $12.00, the warrants to purchase Class A units issued to lenders in the Senior Convertible Term Loan were exchanged for 351,992 warrants with a strike price of $10.20 per share to purchase the same number of shares of the Company’s common stock. Since the strike price was determined at IPO, the aggregate fair value of these warrants totaling $1.7 million was reclassified from liability to equity upon consummation of the Company’s IPO in August 2016.

At December 31, 2015 the Company utilized a binomial model to measure all three warrant tranches. Due to the uncertainty of the strike price of the warrants, the Company performed each calculation multiple times using a weighted number of units exercisable based on the Company’s best estimate of how many units would be issuable. The inputs used in the calculations to measure all three warrant tranches at December 31, 2015 are as follows: risk-free interest rate of 0.49%, expected term of 0.5 years, expected volatility of 79.2%, unit price of $32.50. strike price of $61.75 and a dividend rate of 0%.

In connection with the 2015 Credit Agreement, the Company issued warrants as fees to the lenders to purchase an aggregate of $6.3 million of the Company’s Class A units. The strike price of the warrants was 85% of the price per unit in an IPO or, if before an IPO, 85% of the deemed per unit equity value as defined in the 2015 Credit Agreement. The warrants were exercisable as of the earlier of an IPO or July 1, 2016. Prior to the Third Amendment, these warrants were redeemable at the option of the holder after the 51st month from the issue date and were recorded as a non-current liability of $3.3 million at December 31, 2016. Since these warrants are now redeemable at the option of the holder upon the occurrence of, and during the continuance of, an event of default, they are recorded as a liability of $1.2 million at December 31, 2017. Upon entry into the agreement in August 2015, the warrants issued to an existing lender was recorded to loss on extinguishment of debt of $0.9 million and the warrants issued to the new lender was recorded as a debt discount of $5.4 million and will be amortized over the three year term (Note 7) in accordance with ASC 470. As a result of the Third Amendment, $0.9 million was recorded as a debt premium and will be amortized to interest expense over the remaining term of the agreement as the Third Amendment was deemed to be a modification in accordance with ASC 470. The Company used the Black-Scholes pricing model to value the warrant liability at December 31, 2017 with the following assumptions: risk-free interest rate of 2.20%, expected term of 4.66 years, expected volatility of 74.9% and a dividend rate of 0%.

Upon consummation of the Company’s IPO on August 1, 2016 with a price per share of common stock in the IPO of $12.00, the warrants to purchase Class A units issued to lenders under the 2015 Credit Agreement were exchanged for 617,651 warrants with a strike price of $10.20 per share to purchase the same number of shares of the Company’s common stock. The decline in fair value of the warrants was $(1.1) million and $(4.3) million for the years ended December 31, 2017 and 2016, while there was no change in fair value of financial instruments for the year ended December 31, 2015. None of these instruments have been exercised at December 31, 2017 or December 31, 2016. At December 31, 2017, the fair value of the warrant liability was approximately $1.2 million and is recorded as a short-term liability since the redemption feature of the warrant terminates upon the current maturity of the 2015 credit agreement on June 17, 2018.

Other Warrants

On April 16, 2013, the Company issued warrants with an estimated fair value of $1.4 million for the purchase of  30,000 Class A units at a strike price of $21.24 as consideration for fundraising efforts performed. Upon consummation of the Company’s IPO on August 1, 2016 and Corporate Conversion, these warrants to purchase Class A units were exchanged for 46,163 warrants to purchase the same number of shares of the Company’s common stock at a strike price of $138.06. None of these warrants have been exercised at December 31, 2017.

In connection with the sale of common stock in March 2017, warrants to purchase 2,707,138 shares of common stock were issued at an exercise price of $4.50 per share.  At December 31, 2017, all of these warrants were outstanding. These warrants included a cash settlement option requiring the Company to record a liability for the fair value of the warrants at the time of issuance and at each reporting period with any change in the fair value reported as other income or expense.  The Company used the Black-Scholes pricing model to value the warrant liability at December 31, 2017 with the following assumptions: risk-free interest rate of 1.39%, expected term of 0.27 years, expected volatility of 71.5% and a dividend rate of 0%. At the time of issuance, approximately $1.6 million was recorded as warrant liability. The change in the fair value of these warrants was $(0.9) million for the year ended December 31, 2017.  At December 31, 2017, the fair value of the warrant liability was approximately $0.7 million and is recorded as a short-term liability as the warrants expire in April 2018.

In connection with the 2017 Public Offering, the Company issued warrants to purchase 10,710,000 shares of common stock at an initial exercise price of $3.35 per share for a term of 5 years from the date of issuance. As of December 31, 2017, warrants to purchase 10,687,200 shares of common stock were outstanding. The Company assessed the warrants under FASB ASC 480 and determined that the warrants were outside the scope of ASC 480. The Company next assessed the warrants under FASB ASC 815. Under the related guidance, a reporting entity shall not consider a contract to be a derivative instrument if the contract is both (1) indexed to the entity’s own stock and (2) classified in stockholders’ equity. The Company determined that the warrants were indexed to the Company’s stock, as the agreements do not contain any exercise contingencies and the warrants’ settlement amount equals the difference between the fair value of the Company’s common stock price and the warrant strike price. The Company also assessed the classification in stockholders’ equity and determined the warrants met all of the criteria for classification as equity under ASC 815. Based on this analysis, the Company determined that the warrant should be classified as equity and recorded $22.8 million to additional paid in capital, which represents the allocation of the 2017 Public Offering proceeds to the fair value of the warrants at issuance date.

Fair Value of Long‑term Debt

The Company had no long-term secured debt at December 31, 2017 and maintained a  long‑term secured term debt balance of $28.7 million at December 31, 2016.  Since the secured debt becomes due in June 2018, it has been recorded as short-term secured debt at December 31, 2017.The underlying agreements for these balances were negotiated with parties that included fully independent third parties, at an interest rate which is considered to be in line with over-arching market conditions. Based on these factors management considers the carrying value of the debt to approximate fair value at December 31, 2017.

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

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The table below represents the values of the Company’s financial instruments at December 31, 2017 and December 31, 2016 (in thousands):

	Fair Value Measurement Using:
	December 31,	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2016	(Level 2)	(Level 3)
Warrants	$3,305	$3,305	$—
Total	$3,305	$3,305	$—

	December 31,	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2017	(Level 2)	(Level 3)
Warrants	$1,952	$1,952	$—
Total	$1,952	$1,952	$—

The table below represents a rollforward of the Level 2 and Level 3 financial instruments from January 1, 2015 to December 31, 2017 (in thousands).

	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 2)	(Level 3)
Balance as of January 1, 2016	$—	$8,289
Transfer of warrants from Level 3 to Level 2	6,300	(6,300)
Change in fair value of financial instruments	(4,107)	(273)
Beneficial conversion feature recognized on warrants issued in connection with 2015 credit agreement	1,112	—
Reclassification of warrants to APIC in connection with IPO	—	(1,716)
Balance as of December 31, 2016	$3,305	$—
Fair value of warrants modified in the Third Amendment	(908)	—
Issuance of warrants in private placement	1,651	—
Change in fair value of financial instruments	(2,096)	—
Balance as of December 31, 2017	$1,952	$—

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

The Company regularly reviews the expiration date of its inventories and maintains a reserve for inventories that are probable to expire before shipment. Inventories recorded on the Company’s consolidated balance sheets are net of a reserve for expirable inventory of $4.8 million and $4.9 million at December 31, 2017 and 2016, respectively. The Company expensed Ribasphere inventory that it believes will not be sold prior to reaching its product expiration date totaling $1.7 million, $0.4 million and $2.3 million during the years ended December 31, 2017, 2016 and 2015, respectively. If the amount and timing of future sales differ from management’s assumptions, adjustments to the estimated inventory reserves may be required.

Inventories are comprised of the following (in thousands):

	December 31,	December 31,
	2017	2016
Raw materials	$—	$1,153
Work-in-process	80	—
Finished goods, net	121	797
Total inventories	$201	$1,950

10. Fixed Assets

Fixed assets consisted of the following (in thousands):

	Useful Lives	December 31,	December 31,
	(Years)	2017	2016

Leasehold improvements	4-8	$10,120	$10,274
Office equipment and furniture	3-15	1,488	2,193
Machinery and laboratory equipment	3-15	2,765	3,255
Software	1-5	3,162	3,581
Construction-in-progress	̶̶̶̶	408	44
		17,943	19,347
Less accumulated depreciation and amortization		(13,651)	(13,920)
Fixed assets, net		$4,292	$5,427

Depreciation and amortization of fixed assets totaled $1.8 million, $2.3 million and $2.3 million in each of the years ended December 31, 2017, 2016 and 2015, respectively. The construction‑in‑progress balance was related to costs of unimplemented software still under development. Unamortized computer software costs were $0.2 million and $0.8 million at December 31, 2017 and 2016, respectively. The amortization of computer software costs amounted to $0.6 million, $0.7 million and $0.7 million during the years ended December 31, 2017, 2016 and 2015, respectively.

During the first quarter of 2017, the Company disposed of $2.1 million of fully depreciated assets. There was no consideration received for the disposal of these assets and the disposal did not have a significant impact on the consolidated financial statements of the Company.

11. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill and other amortizable intangible assets at December 31, 2017 and 2016 are as follows (in thousands):

	Balance as of December 31, 2015	Amortization	Impairment	Balance as of December 31, 2016	Remaining Useful Life as of December 31, 2016
Ribasphere product rights	$15,223	$(15,223)	$—	$—	—
Goodwill	$3,580	$—	$—	$3,580	—

	Balance as of December 31, 2016	Amortization	Impairment	Balance as of December 31, 2017	Remaining Useful Life as of December 31, 2017
Ribasphere product rights	$—	$—	$—	$—	—
Goodwill	$3,580	$—	$—	$3,580	—

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

Amortization expense is included within selling, general and administrative expenses on the Company’s consolidated statements of operations. No amortization expense related to the intangible asset was recorded in the year ended December 31, 2017, as the Ribasphere product rights intangible asset was fully amortized as of December 31, 2016. The Company recorded amortization expense related to the intangible asset of $15.2 million and $27.4 million for the years ended December 31, 2016 and 2015, respectively. The accumulated amortization of the intangible asset was $(140.7) million and at both December 31, 2017 and 2016.

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

The license agreement includes a series of acquisition and worldwide development milestone payments totaling up to $218.4 million, and $14.1 million of these payments and other fees have been paid as of December 31, 2017. Additionally, the license agreement includes commercial milestone payments totaling up to $175.0 million, none of which have been paid as of December 31, 2017, contingent upon the achievement of various sales milestones, as well as single‑digit sales royalties. The royalty term expires with the last to expire patent.

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

Princeton University

On December 8, 2010, the Company entered into a license agreement with Princeton University (“Princeton”) whereby the Company obtained from Princeton a worldwide exclusive license and right to make, use and sell products identified by Princeton’s Flux technology (“Princeton License”). The Company was obligated to pay Princeton an annual license fee of $60,000, which was recorded as a research and development expense. In addition, the Princeton License required the Company to make payments contingent on the achievement of certain development milestones totaling $31.0 million, such as receiving certain government approvals. Upon commercial sale, the Company was obligated to pay a low single digit royalty based on net sales levels. No development milestones or sales were achieved as of December 31, 2017 and 2016. In February 2017, the Company entered into a mutual termination agreement with Princeton. All rights and licenses granted under the agreement were immediately terminated and shall revert to the party granting such rights.

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

The summarized financial information for MeiraGTx as of and for the years ended December 31, 2017 and 2016 is as follows (amounts in thousands):

	2017	2016
Balance Sheet Data:
Cash	$8,549	$17,477
Other current assets	2,926	1,613
Noncurrent assets	14,379	3,461
Current liabilities	21,402	6,041
Noncurrent liabilities	479	815
Mezzanine equity	51,410	33,002
Total stockholders’ deficit	(47,437)	(17,308)
Statement of Operations Data:
General and administrative expense	$9,879	$6,027
Research and development expense	22,414	14,038
Net loss	(32,717)	(19,792)

As part of a transition services agreement with MeiraGTx, the Company recognized $0.6 million of service revenue to license and other revenue during the year ended December 31, 2017, and recognized $1.0 million of service revenue to license and other revenue during each of the years ended December 31, 2016 and 2015. During April 2016, the Company received 230,000 shares of MeiraGTx’s convertible preferred Class C shares as a settlement for $1.2 million in receivables from MeiraGTx. Under ASC 323, the Class C shares of MeiraGTx do not qualify as common stock or in-substance common stock and the $1.2 million was recorded as a cost method investment. The Company also received cash payments of $0.3 million and $0.2 million during 2017 and 2016, respectively, related to service revenue earned.

The Company assessed the recoverability of both the cost method and equity method investment in MeiraGTx at December 31, 2017 and 2016 and identified no events or changes in circumstances that may have a significant adverse impact on the fair value of this investment. For the years ended December 31, 2017, 2016 and 2015, the Company recorded its share of MeiraGTx’s net loss of $7.6 million, $13.6 million, and $2.8 million, respectively, inclusive of adjustments related to MeiraGTx’s 2015 financial statements that resulted in the Company recording a loss on equity method investment of $3.9 million for the year ended December 31, 2016. The Company maintains a 25.6% ownership in MeiraGTx at December 31, 2017, inclusive of C preferred shares issued by MeiraGTx. For accounting purposes, the Company has determined that the C preferred shares issued by MeiraGTx are not in-substance common stock. Accordingly, the Company records 38.7% of MeiraGTx’s losses, which represents what the Company’s percentage would be if only A ordinary shares were outstanding. The Company’s maximum exposure associated with MeiraGTx is limited to its initial investment of $24.0 million, which has been written down to zero at December 31, 2017 based on the Company’s absorption of MeiraGTx’s net losses.

Nano Terra, Inc.

On April 8, 2011, the Company entered into a series of transactions with Nano Terra, Inc. (“Nano Terra”), pursuant to which the Company (i) paid $2.3 million for Nano Terra’s Series B Preferred Stock, (ii) entered into a joint venture with Surface Logix, Inc. (“Surface Logix”) (Nano Terra’s wholly‑owned subsidiary) through the formation of NT Life Sciences, LLC (“NT Life”), whereby the Company contributed $0.9 million at the date of formation in exchange for a 50% interest in NT Life and (iii) entered into a sub‑licensing arrangement with NT Life and Surface Logix. Pursuant to the sub‑licensing arrangement, the Company was granted a worldwide, exclusive license under certain intellectual property owned by Surface Logix to three clinical-stage product candidates, as well as rights to Surface Logix’s drug discovery platform, Pharmacomer™ Technology, each of which were licensed by Surface Logix to NT Life. In December 2014, the Company received one share of Nano Terra’s Common Stock for every 100 shares of Series B Preferred Stock held by the Company, resulting in approximately a 1% holding in Nano Terra as of December 31, 2017 and 2016. In accordance with ASC 325, “Investments—Other”, the Company continues to account for the investment under the cost method.

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

Since inception, the Company has continuously assessed the applicability of ASC 810, based on the corporate structure, voting rights and contributions of the various parties in connection with these agreements, and determined that Nano Terra and NT Life are not variable interest entities and not subject to consolidation. On April 8, 2011 the Company recorded its $2.3 million investment in Nano Terra in accordance with ASC 325, and its investment of $0.9 million in NT Life in accordance with ASC 323, of which was $450,000 was recorded as a loss on equity investment and $450,000 was recorded as an impairment loss in 2011. In accordance with ASC 325‑20‑35, the Company assessed the recoverability of the investment in Nano Terra as of December 31, 2017 and 2016 and identified no events or changes in circumstances that may have a significant adverse impact on the fair value of this investment. There was no activity of the joint venture during the years ended December 31, 2017, 2016 and 2015 which resulted in income or loss to the Company. The Company’s maximum exposure associated with Nano Terra and NT Life is limited to cash contributions made.

Additionally, subject to certain exceptions, the Company must pay to the previous shareholders of Surface Logix from which Nano Terra acquired Surface Logix a mid-single digit percentage royalty of net sales of the applicable licensed products and a percentage that ranges between a low twenty percent and a low forty percent of all sublicensing revenue the Company receives in the event the Company further assigns or sublicenses its rights under the sub-licensing arrangement to certain third parties. In addition, the Company must pay to NT Life a ten percent royalty of any remaining net sales amount of the applicable licensed products and all of such sublicensing revenue after taking into account the royalties and sublicensing revenue paid to the previous shareholders of Surface Logix. No sublicensing revenue or sales were achieved as of December 31, 2017 and 2016.

Dyax Corp. (acquired by Shire Plc in January 2016)

On July 22, 2011 the Company entered into a license agreement with Dyax Corp. (“Dyax”) for the rights to use the Dyax Antibody Libraries, Dyax Materials and Dyax Know‑How (collectively “Dyax Property”). The agreement terminated on September 22, 2015, but the Company had a right to a commercial license of any research target within two years of expiration of the agreement. The Company exercised its right to a commercial license of two targets in September 2017, resulting in a license fee payable to Shire Plc of $1.5 million which was recorded to research and development expense for the year ended December 31, 2017.  The agreement includes the world‑wide, non‑exclusive, royalty‑free, non‑transferable license to use the Dyax Property to be used in the research field, without the right to sublicense. Additionally, the Company has the option to obtain a sublicense for use in the commercial field if any research target is obtained. The Company was required to pay Dyax $0.6 million upon entering into the agreement and $0.3 million annually to maintain the agreement. The initial payment was deferred and recorded as prepaid expense; $0.3 million of which will be amortized over the term of the agreement, and $0.3 million of which was amortized in a manner consistent with that of the annual payments. All subsequent annual payments will be and have been recorded as prepaid expense and amortized over the applicable term of one year.

On September 13, 2012 the Company entered into a separate license agreement with Dyax whereby the Company obtained from Dyax the exclusive, worldwide license to use research, develop, manufacture and commercialize DX‑2400 in exchange for a payment of $0.5 million. All payments associated with this agreement were recorded as research and development expense at the time the agreement was executed.

The DX‑2400 license requires the Company to make additional payments contingent on the achievement of certain development milestones (such as receiving certain regulatory approvals and commencing certain clinical trials) and sales targets. None of these targets have been achieved and, as such, no assets or liabilities associated with the milestones have been recorded in the accompanying consolidated financial statements for the year ended December 31, 2017. The DX‑2400 license also includes royalty payments commencing on the first commercial sale of any licensed product, which had not occurred as of December 31, 2017 and 2016.

Chiromics

On November 18, 2011 the Company entered into a non‑exclusive, royalty free license agreement with Chiromics LLC (“Chiromics”) for access to two chemical compound libraries for the research, discovery and development of biological and/or pharmaceutical products. The Company was required to pay $0.2 million upon execution of the agreement and $0.2 million following the delivery of each of the chemical compounds included within the related library. The Company was additionally required to make quarterly payments of $0.2 million for the eight quarters following delivery of all compounds; such payments were expensed to research and development expense in those quarters.

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

The Company recorded royalty expense of $0.1 million, $1.2 million and $2.7 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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

In partial consideration for the rights granted to Jinghua under the agreement, the Company received an upfront payment of $10.0 million in the form of an equity investment in Class E redeemable convertible units of the Company. The Company is eligible to receive from Jinghua a royalty equal to a percentage of net sales of product in the territory in the low ten percents. In addition to such payments, the Company is eligible to receive milestone payments for the achievement of certain development milestones, totaling up to $40.0 million. The Company earned a $2.0 million milestone payment in March 2016, which was recorded as license and other revenue during the year ended December 31, 2016. The Company earned a $2.0 million milestone payment in January 2017, which was received in February 2017, and was recorded as license and other revenue during the year ended December 31, 2017.The Company is also eligible to receive a portion of sublicensing revenue from Jinghua ranging from the low ten percents to the low thirty percents based on the development stage of a product. No such revenue was earned during the years ended December 31, 2017, 2016 and 2015

The Company’s agreement with Jinghua will continue on a product‑by‑product and country‑by‑country basis until the later of ten years after the first commercial sale of the product in such country or the date on which there is no longer a valid claim covering the licensed antibody contained in the product in such country. Either party may terminate the agreement for any material breach by the other party that is not cured within a specified time period or upon the bankruptcy or insolvency of the other party. No patents were licensed to the Company under this agreement.

Camber Pharmaceuticals, Inc.

In February 2016, we entered into a supply and distribution agreement with Camber Pharmaceuticals, Inc. (Camber) for the purposes of marketing, selling and distributing tetrabenazine, a medicine that is used to treat the involuntary movements (chorea) of Huntington’s disease. The initial term of the agreement was twelve months. In May 2016, we amended our agreement with Camber to include the marketing, selling and distributing of valganciclovir, a medicine that is used for the treatment of CMV retinitis, a viral inflammation of the retina of the eye, in patients with acquired immunodeficiency syndrome (AIDS) and for the prevention of CMV disease, a common viral infection complicating solid organ transplants, in kidney, heart and kidney pancreas transplant patients. In August 2016, we amended our agreement with Camber to include the marketing, selling and distributing of several other products that have not had meaningful sales to date. In February 2017, we entered into a third amendment to the supply and distribution agreement with Camber extending the initial term of the agreement by an additional twelve months. The supply and distribution agreement with Camber terminated on February 23, 2018.

Under the agreement, as amended, we obtained commercial supplies of the Camber products at a contracted price and distributed them through our existing sales force and commercial network. We retained 100% of the revenue generated from the sale of the Camber products. The Company recognized revenue from the sales of tetrabenazine of $1.0 million and $0.6 million during the years ended December 31, 2017 and 2016, respectively. No revenue was generated from sales of tetrabenazine in 2015. The Company recognized revenue from sales of valganciclovir of $0.2 million and $0.9 million during the years ended December 31, 2017 and 2016.  No revenue was generated from sales of valganciclovir in 2015. No meaningful revenue was generated from sales of the other Camber products for the years ended December 31, 2017, 2016 and 2015.

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

2016 Equity Incentive Plan

The Company’s 2016 Equity Incentive Plan (the “2016 Equity Plan”), was approved by the Company’s board of directors and holders of the Company’s membership units in July 2016. The 2016 Equity Plan was Amended and Restated effective December 5, 2017. It is intended to make available incentives that will assist the Company to attract, retain and motivate employees, including officers, consultants and directors. The Company may provide these incentives through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units and other cash-based or stock-based awards.

A total of 6,720,000 shares of the Company’s common stock was initially authorized and reserved for issuance under the 2016 Equity Plan, which was increased to 8,523,147 on January 1, 2017. At December 31, 2017 the number of additional shares available for grant was 8,496,872. This 2016 Equity Plan provided for annual increases in the number of shares available for issuance under the 2016 Equity Plan on January 1, 2017 and each subsequent anniversary through January 1, 2025, by an amount equal to the smaller of (a) 4% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (b) an amount determined by the board of directors. This reserve was increased to include any shares issuable upon exercise of options granted under the Company’s 2011 Equity Incentive Plan that expire or terminate without having been exercised in full.

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

The 2016 Equity Plan contains certain change of control provisions that provide for varied acceleration of vesting of outstanding awards, assumption, continuation or substitution of outstanding awards or cash-out of outstanding awards in the event of a change of control. Any awards which are not assumed or continued in connection with a change in control or are not exercised or settled prior to the change in control will terminate effective as of the time of the change in control. The compensation committee may provide for the acceleration of vesting of any or all outstanding awards upon such terms and to such extent as it determines, except that the vesting of all awards held by members of the board of directors who are not employees will automatically be accelerated in full. The 2016 Equity Plan also authorizes the compensation committee, in its discretion and without the consent of any participant, to cancel each or any outstanding award denominated in shares upon a change in control in exchange for a payment to the participant with respect to each share subject to the cancelled award of an amount equal to the excess of the consideration to be paid per share of common stock in the change in control transaction over the exercise price per share, if any, under the award.

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

Total unrecognized compensation expense related to unvested options granted under the Company’s share‑based compensation plan was $13.3 million and $21.7 million at December 31, 2017 and 2016, respectively. That expense is expected to be recognized over a weighted average period of 1.9 years and 1.7 years as of December 31, 2017 and 2016, respectively. The Company recorded share‑based option compensation expense under the 2011 Equity Incentive Plan and 2016 Equity Plan of $12.4 million, $24.6 million and $10.3 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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

The following table summarizes information about unit options outstanding at December 31, 2017 and 2016:

	Options Outstanding
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Balance, December 31, 2015	1,685,248	$37.38	8.72	$—
Granted	4,858,460	7.12
Exercised	(1,109)	36.63
Forfeited	(105,084)	32.09
Balance, December 31, 2016	6,437,515	$8.32	9.28	$2,227,268
Granted	2,853,000	3.69
Exercised	—	—
Forfeited	(793,643)	6.23
Balance, December 31, 2017	8,496,872	$6.96	8.83	$—
Options vested and exercisable, December 31, 2017	3,969,407	$9.76	8.04	$—

The aggregate intrinsic value in the table above represents the total pre‑tax intrinsic value calculated as the difference between the fair value of the Company’s common stock at December 31, 2017  ($3.62 per share) and December 31, 2016 ($5.35 per share) and the exercise price, multiplied by the related in‑the‑money options that would have been received by the option holders had they exercised their options at the end of the fiscal year. This amount changes based on the fair value of the Company’s common stock. There were no options exercised during the year ended December 31, 2017. There were 1,109 options exercised during the year ended December 31, 2016 that were not in‑the‑money. There were 772 options exercised during 2015 that were in‑the‑money, with an aggregate intrinsic value at time of exercise of $4,800.

During the year ended December 31, 2016,  1,630,536 options were granted to the Company’s Chief Executive Officer and 3,227,924 options were granted to the Company’s employees and directors. The weighted‑average fair value of the stock option awards granted to employees, officers, directors and advisors was $2.44,  $7.12 and $20.67 during the years ended December 31, 2017, 2016 and 2015, respectively, and was estimated at the date of grant using the Black‑Scholes option‑pricing model and the assumptions noted in the following table:

	Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015
Weighted average fair value of grants	$2.44	$7.12	$20.67
Expected volatility	74.48% - 74.92%	74.98% - 79.35%	77.23% - 93.85%
Risk-free interest rate	1.87% - 2.22%	1.15% - 2.20%	1.54% - 1.93%
Expected life	5.5 - 6.0 years	5.0 - 6.0 years	5.2 - 6.0 years
Expected dividend yield	0%	0%	0%

In December 2015, the option agreement entered into with the Company’s Chief Executive Officer was replaced in its entirety by an option agreement dated December 31, 2015 so that the number of units is set to 769,231 unit options valued at $15.2 million which will be recognized as compensation expense over the vesting term. These units under this option agreement were issued outside of the 2011 Equity Incentive Plan. The Company expensed $2.9 million, $7.2 million and $5.1 million during the years ended December 31, 2017 and 2016 and the fourth quarter of 2015, respectively. The options vest 1/3 at the grant date, 1/3 in August 2016 and 1/3 in August 2017. While the awards vest over this term they are not exercisable until the occurrence of the Calculation Date. The Calculation Date is defined as the earliest to occur of 1) a sale of the Company (as defined in the Company’s second amended and restated limited liability company agreement dated as of June 27, 2014), 2) the date on which the Company consummates an IPO and 3) the date the key employee ceases to be a service provider to the Company. The Calculation Date was deemed to have occurred upon consummation of the Company’s IPO on July 26, 2016.

On July 13, 2016, the compensation committee of the Company’s board of directors approved an option award for Dr. Harlan W. Waksal increasing the number of options (giving effect to the Corporate Conversion) subject to his original option grant. The number of shares subject to this option award shall equal the difference between the 769,231 options originally granted to Dr. Harlan W. Waksal and 5% of the Company’s outstanding common equity determined on a fully diluted basis on the IPO date, which amounted to 1,630,536 options. The effective date of the new option award was the IPO date of July 26, 2016. The exercise price per share of common stock subject to the new incremental options awarded was equal to the IPO price per share of common stock at the IPO date of $12.00. The option award was subject to the same vesting schedule applicable to the original option grant such that all options awarded will vest on August 4, 2017. In consideration for the new option award, Dr. Harlan W. Waksal has committed to perform an additional year of service in connection with receipt of the additional option shares. In the event Dr. Harlan W. Waksal voluntarily terminates his employment prior to completion of this additional year of service, Dr. Harlan W. Waksal shall forfeit 25% of the additional options, or 25% of the aggregate additional option gain associated with the additional option shares in the event the options are exercised, as applicable. This modification resulted in a $12.4 million charge, of which the incremental value of the previously vested portion of the awards totaling $8.3 million was expensed during the third quarter of 2016 and the remaining amount of the unvested portion totaling $4.1 million will be recognized over the additional two years of service through August 4, 2018.

Stock Appreciation Rights

The Company granted 1,040,000 stock appreciation rights to three executive employees during the year ended December 31, 2017.  No stock appreciation rights were granted under the 2016 Equity Plan prior to 2017. The weighted-average fair value of the stock appreciation rights granted to the three executive officers was $2.42 and was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:  risk-free interest rate of 2.22%, expected term of 6.0 years, expected volatility of 74.92%, and a dividend rate of 0%.

Compensation expense for stock appreciation rights is recognized on a straight-line basis over the awards’ requisite service period. At December 31, 2017, there was $2.5 million of total unrecognized compensation cost related to stock appreciation rights. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.9 years. No stock appreciation rights were exercised during the year ended December 31, 2017.

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

A total of 9,750 units were granted under the LTIP at December 31, 2017 and 2016. The compensation expense for this award was recognized upon consummation of the Company’s IPO on August 1, 2016 and was recorded as additional paid in capital.  No compensation expense had been recorded prior to this date. The Company utilized a Monte-Carlo simulation to determine the fair value of the awards granted under the LTIP of $22.6 million, which was recorded as share-based compensation during the third quarter of 2016 as these awards are not forfeitable. The LTIP is payable upon the fair market value of the Company’s common stock exceeding 333% of the $6.00 grant price ($20.00) per share prior to December 7, 2024. The holders of the LTIP have no right to demand a particular form of payment, and the Company reserves the right to make payment in the form of cash or common stock.

2016 Employee Stock Purchase Plan (“2016 ESPP”)

The Company’s board of directors has adopted and the Company’s stockholders have approved the 2016 ESPP. A total of 1,125,000 shares of the Company’s common stock were initially available for sale under the 2016 ESPP, which increased to 1,801,180 on January 1, 2017.  The Company issued 10,594 shares of common stock under the 2016 ESPP in October 2017. No meaningful compensation expense was recognized for the ESPP during the years ended December 31, 2017 and 2016.  In addition, the 2016 ESPP provides for annual increases in the number of shares available for issuance under the 2016 ESPP on January 1, 2017 and each subsequent anniversary through 2025, equal to the smallest of:

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

Warrants

The following table summarizes information about warrants outstanding at December 31, 2017 and 2016:

	Warrants	Weighted Average Exercise Price
Balance, December 31, 2015	710,801	$46.64
Granted	617,651	10.20
Balance, December 31, 2016	1,328,452	$29.70
Granted	13,394,338	3.58
Exercised	(22,800)	3.35
Forfeited	—	—
Balance, December 31, 2017	14,699,990	$5.94

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

14. Accrued Expenses and Other Short Term Liabilities

Short‑term accrued expenses at December 31, 2017 and 2016 include the following (in thousands):

	December 31,	December 31,
	2017	2016
Commission payable	$2,395	$2,395
Compensation and benefits	758	954
Severance	1,122	1,744
Royalty arrangements	—	2,502
Other	4,302	4,555
Total Accrued Expenses	$8,577	$12,150

Commission Payable

During 2015, the Company raised $873,000 in gross proceeds, $833,000 net of $40,000 in transaction costs, through the issuance of 75,875 Class E redeemable convertible units. At December 31, 2017 and 2016,  $40,000 remains in accrued liabilities relating to commissions to third parties for Class E redeemable convertible raises during 2015.

During 2014, the Company raised $39.5 million in gross proceeds, $36.4 million net of $3.1 million in transaction costs, through the issuance of 3,438,984 Class E redeemable convertible units. Of the $3.1 million in transaction costs, $2.4 million remains in accrued liabilities at December 31, 2017 and 2016 relating to commissions to third parties for Class E redeemable convertible raises during 2014.

Severance

Severance balances represent contractual compensation to be paid to former employees, a significant portion of which relates to the separation agreement with Dr. Samuel D. Waksal. Effective as of February 8, 2016, Dr. Samuel D. Waksal resigned from all positions with the Company and is no longer employed by the Company in any capacity. At December 31, 2017, accrued severance payable to Dr. Samuel D. Waksal totaled $1.2 million, of which $1.0 million is recorded as accrued expense and $0.2 million is recorded as other long‑term liabilities. At December 31, 2016, accrued severance payable to Dr. Samuel D. Waksal totaled $2.2 million, of which $1.0 is recorded as accrued expense and $1.2 million is recorded as other long-term liabilities. The separation agreement with Dr. Samuel D. Waksal contains certain supplement conditional payments, none of which have been met at December 31, 2017. The Company has not recorded any expense related to these conditional payments at December 31, 2017 and will continue to evaluate the probability of these conditional payments.

Separation Agreement with Dr. Samuel D. Waksal

Dr. Samuel D. Waksal founded the Company in October 2010 and, until August 2014, was the chairman of the Company’s board of directors and the Company’s Chief Executive Officer. In August 2014, he stepped down as the Company’s Chief Executive Officer and became the Company’s Chief of Innovation, Science and Strategy.

In connection with his resignation on February 8, 2016, the Company entered into a separation agreement with Dr. Samuel D. Waksal terminating his employment with the Company and providing that he shall perform no further paid or unpaid services for the Company whether as employee, consultant, contractor or any other service provider. The principal provisions of the separation agreement are summarized below.

Severance and Other Payments

The Company agreed to make a series of payments (all subject to withholding taxes) to Dr. Samuel D. Waksal, some of which are contingent, structured as follows:

•

a  $3.0 million severance payment, of which $0.9 million and $1.0 million was paid during 2016 and 2017, with the remaining $1.1 million payable during 2018 and 2019. Severance expense totaling $3.1 million, including the cost of Company‑paid medical benefits, was recorded during the first quarter of 2016 as these payments are probable and estimable;

•

supplemental conditional payments of up to $6.75 million in the aggregate that are payable in 2017 ($2.25 million), 2018 ($2.25 million) and 2019 ($2.25 million) if specified benchmarks related to the valuation of the Company implied by the public offering price in the IPO, the net proceeds to the Company from the IPO and the Company’s equity market capitalization on specified dates are achieved and subject to the Company having cash and cash equivalents less payables of $50 million or more on the dates when the Company makes those payments. The supplemental conditional payments that were payable in 2017 and 2018 were not earned and will therefore not be paid. The remaining conditional payment in 2019, although estimable, is not probable at December 31, 2017 as the Company is not able to determine if or when the benchmark related to the valuation of the Company will be achieved. The Company has not recorded any expense related to these conditional payments at December 31, 2017 and will continue to evaluate the probability of these conditional payments;

•

an amount equal to five percent (up to a maximum of $15 million) of any cash received by the Company or guaranteed cash payments (as defined below) payable to the Company pursuant to the first three business development programs that the Company enters into on or before February 8, 2019 to research, develop, market or commercialize the Company’s ROCK2 program or the Company’s immuno‑oncology program. For purposes of the separation agreement, ROCK2 program is defined to mean pathways involving ROCK2 or other pathways effecting inflammation, fibrosis, cancer or neurodegenerative diseases; immunooncology program is defined to mean antibodies or small molecules involved in inducing the immune system to make an anti‑tumor response; and guaranteed cash payments is defined to mean payments to the Company of cash contractually provided for pursuant to an agreement entered into by the Company with respect to a business development program, which payments are not subject to the Company’s meeting any milestones or thresholds. If the aggregate cash and guaranteed cash payments received by the Company pursuant to any business development program exceed $800 million before the completion of the IPO, the equity market capitalization requirements that must be met for Dr. Samuel D. Waksal to earn the supplemental payments of up to $6.75 million described above shall be deemed fulfilled, regardless of the Company’s equity market capitalization at the applicable time. These conditional payments are not estimable or probable at December 31, 2017 as the Company is not able to determine if or when the Company will enter into these business development programs. The Company has not recorded any expense related to these conditional payments at December 31, 2017 and will continue to evaluate the probability of these conditional payments.

LTIP EAR Unit Award

In December 2014, Dr. Samuel D. Waksal received an award of EAR units under the 2014 LTIP with a base price of $6.00 per EAR unit (see description under “Executive Compensation” for the terms of our EAR units). The number of EAR units granted to Dr. Samuel D. Waksal was adjusted to equal 0.75% of our common stock determined on the first trading date following the date of the IPO. Based on the adjustments, the number of shares underlying Dr. Samuel D. Waksal’s LTIP award is 1,783,618. The separation agreement provides that:

•

by virtue of his separation from the Company, Dr. Samuel D. Waksal acknowledges that he is no longer entitled to vesting at December 16, 2024 date but is eligible to vest based on a change in control or stock price increase, as described herein below;

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

The compensation expense for this award was recognized upon consummation of the Company’s IPO on August 1, 2016 and was recorded as additional paid in capital.  No compensation expense had been recorded prior to this date. The Company utilized a Monte-Carlo simulation to determine the fair value of the award granted under the LTIP of $11.6 million, which was recorded during the third quarter of 2016 as this award is not forfeitable.

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

Royalty Arrangements

The Company has contracts with third parties, which require the Company to make royalty payments based on the sales revenue of the products specified in the contract. The Company records royalty expense as the associated sales are recognized, and classifies such amounts as selling, general and administrative expenses in the accompanying consolidated statements of operations. Royalty payable was $0.1 million and $2.5 million at December 31, 2017 and 2016, respectively. These royalties are generally paid quarterly. Royalty expense was $0.1 million, $1.2 million and $2.7 million for the years ended December 31, 2017, 2016 and 2015, respectively. Approximately $2.2 million of the royalty payable at December 31, 2016 is the prepaid royalty that was refunded to the Company’s commercial partner (Note 6).

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

The Company expensed employer matching contributions of $0.2 million, $0.3 million and $0.3 million for the years ended December 31, 2017, 2016 and 2015, respectively. The Company made disbursements of $0.3 million in each of the years ended December 31, 2017 and 2016. The Company typically disburses employer matching contributions during the first quarter following the plan year.

16. Commitments

Lease Commitments

The Company has three primary operating locations which are occupied under long‑term leasing arrangements. In October 2010, Kadmon Corporation, LLC entered into a corporate headquarters and laboratory lease in New York, New York, expiring in February 2021 and opened a secured letter of credit with a third party financial institution in lieu of a security deposit for $2.0 million. As of December 31, 2016, there were four amendments to this lease agreement, which altered office and laboratory capacity and extended the lease term through October 2024. On August 11, 2017, the Company entered into the fifth and sixth amendments for the corporate headquarters and laboratory lease in New York, New York. Pursuant to the terms of the amendments, the Company surrendered a portion of its laboratory space, made a surrender payment of approximately $1.1 million which equated to the Company’s deferred rent liability for the surrendered space, extended the term of the lease for an additional year through October 28, 2025, and received approximately $1.1 million in rent abatement beginning on September 1, 2017, which will be recognized straight-line over the remaining term of the lease. All other material terms of the lease remain intact. Rental expense for this lease amounted to $5.7 million, $6.4 million and $6.2 million for each of the years ended December 31, 2017, 2016 and 2015. During future years, the base rent amount associated with these premises will increase 3.5% annually. The Company has the ability to extend portions of the lease on the same terms and conditions as the current lease, except that the base rent will be adjusted to the fair market rental rate for the building based on the rental rate for comparable space in the building at the time of extension.

The Company is party to an operating lease in Warrendale, Pennsylvania (the Company’s specialty-focused commercial operation), which expires on September 30, 2019, with a five‑year renewal option. Rental payments under the renewal period will be at market rates determined from the average rentals of similar tenants in the same industrial park. Rental expense for this lease was $0.6 million for each of the years ended December 31, 2017, 2016 and 2015, respectively.

In August 2015, the Company entered into an office lease agreement in Cambridge, Massachusetts (the Company’s new clinical office) effective January 2016 and expiring in April 2023. The Company opened a secured letter of credit with a third party financial institution in lieu of a security deposit for $91,000. Rental expense for this lease was $0.3 million in each of the years ended December 31, 2017 and 2016.  No rental expense was incurred for this lease during the year ended December 31, 2015.

Future minimum rental payments under noncancellable leases are as follows (in thousands) at December 31, 2017:

Year ending December 31,	Amount
2018	$4,579
2019	4,517
2020	4,049
2021	4,148
2022	4,286
Thereafter	11,884
Total	$33,463

Licensing Commitments

The Company has entered into several license agreements for products currently under development (Note 12). The Company may be obligated in future periods to make additional payments, which would become due and payable only upon the achievement of certain research and development, regulatory, and approval milestones. The specific timing of such milestones cannot be predicted and depends upon future discretionary clinical developments as well as regulatory agency actions which cannot be predicted with certainty (including action which may never occur). These additional contingent milestone payments aggregate to $400.4 million at December 31, 2017. Any payments made prior to FDA approval will be expensed as research and development. Payments made after FDA approval will be capitalized.

Further, under the terms of certain licensing agreements, the Company may be obligated to pay commercial milestones contingent upon the realization of sales revenues and sublicense revenues. Due to the long‑range nature of such commercial milestones, they are neither probable at this time nor predictable, and consequently are not included in the additional contingent milestone payment amount.

Employment Agreements

Two former employees of the Company received $1.25 million each upon the consummation of the IPO, which the Company settled through the issuance of an aggregate of 208,334 shares of its common stock on August 1, 2016. The amount of compensation due to another former employee as a result of this event is contingent upon the valuation of the Company at the time of the transaction, which was not achieved upon consummation of the IPO on August 1, 2016. Certain employment agreements also provide for routine severance compensation. The Company has recorded a liability for such agreements of $1.2 million and $2.9 million at December 31, 2017 and 2016, respectively,  which is primarily attributable to the severance expense recognized in connection with the resignation of Dr. Samuel D. Waksal (Note 14).

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

Legal Proceedings

The Glodek Litigation

On July 25, 2016, Kevin Glodek filed and served a Summons with Notice against Kadmon Holdings, LLC and Kadmon Holdings, Inc. in the New York State Supreme Court, for the county of New York, for an amount of no less than $2.8 million with interest, plus costs and disbursements. Company counsel demanded a complaint and that complaint was served and filed on September 6, 2016. In the complaint, Glodek alleges fraud, misrepresentation, breach of contract, breach of the implied covenant of good faith and fair dealing, and unjust enrichment, for amounts to be determined at trial, but in no event less than $4 million with interest, plus costs and disbursements. Glodek’s claims arise out of a 2015 settlement agreement, in which he released all claims he had against Kadmon Holdings, LLC and Kadmon Holdings, Inc. On September 21, 2016, Glodek filed an Amended Summons and an Amended Complaint adding Steven N. Gordon and Mr. Poukalov as named defendants. All defendants moved (i) to dismiss the Amended Complaint and (ii) for sanctions or, in the alternative, to disqualify Glodek’s counsel. Argument on the motions was conducted on January 24, 2017 before the Honorable Anil Singh. On April 18, 2017, the complaint was dismissed in its entirety. Glodek filed a Notice of Appeal on May 18, 2017, and had 9 months within which to “perfect” his appeal by filing a brief and the record. Defendants filed a Notice of Cross Appeal on May 18, 2017. Glodek has filed a motion to expand his time to perfect his appeal, which the defendants have opposed.

18. Concentrations

Major Customers

Sales to two major customers aggregate to approximately 29% , 41% and 31% of the Company’s net sales for the years ended December 31, 2017, 2016 and 2015, respectively. Net accounts receivable from these customers totaled $0.1 at each of the years ended December 31, 2017 and 2016.

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

19. Related Party Transactions

At December 31, 2016, Kadmon I held approximately 12.1% of the total outstanding common stock of Kadmon Holdings. The sole manager of Kadmon I was an executive officer of the Company. Kadmon I has no special rights or preferences in connection with its investment into Kadmon Holdings, and had the same rights as all other holders of Kadmon Holdings Class A units. On January 23, 2017, Kadmon I, LLC was dissolved and liquidated. Upon dissolution and liquidation, all assets of Kadmon I, LLC which consists solely of the shares of common stock in Kadmon Holdings, Inc., were distributed to the members of Kadmon I, LLC.

During 2014 the Chief Executive Officer and member, a family member of the Chief Executive Officer and member and an executive officer provided the Company with short‑term, interest‑free loans to meet operating obligations. During this time the maximum amount which was outstanding in the aggregate was $3.5 million and was recorded as a related party loan on the Company’s balance sheet. The $0.5 million related party loan with a family member of the Chief Executive Officer and member was settled in January 2015 through the issuance of 43,478 Class E redeemable convertible units. At December 31, 2015, the $3.0 million related party loan with the Chief Executive Officer and director was still outstanding and was repaid in full during the fourth quarter of 2016.

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

In June 2016, the Company entered into certain agreements with Falcon Flight LLC and one of its affiliates in connection with a settlement of certain claims alleging breaches of a letter agreement between the Company and Falcon Flight LLC relating to a prior investment by Falcon Flight LLC and its affiliate in the Company’s securities, which letter agreement was amended and restated as part of this settlement, which, together with a supplemental letter agreement, we refer to as the Falcon Flight Agreement. Subject to certain terms and conditions contained therein, the Falcon Flight Agreement provides Falcon Flight LLC and its affiliate with certain most favored nation rights, information rights, consent rights, anti‑dilution protections including the issuance of 1,061,741 additional Class E redeemable convertible membership units with a conversion price equal to any down‑round price, a right to designate a member of the Company’s board of then managers or observer and notice requirements with respect to any waivers by the underwriters in connection with lock‑up agreements, among other things. The aforementioned rights terminated upon the closing of the IPO on August 1, 2016, except for indemnification of Falcon Flight LLC’s board designee or observer, which survives termination. In addition, the Company agreed to pay $0.5 million to Falcon Flight LLC within one business day following the consummation of the IPO, and $0.3 million within sixty days following the consummation of the IPO. The Company recorded an estimate for this settlement of approximately $10.4 million in September 2015 and recorded an additional expense of $2.6 million in June 2016 based on the excess of the fair value of this settlement over the $10.4 million previously expensed in 2015.

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

20. Income Taxes

The Company files U.S. federal and state tax returns for Kadmon Holdings, Inc. and the required information returns for its international subsidiaries, all of which are wholly owned. The Company recorded an income tax benefit of $0.1 million for the year ended December 31, 2017, related to a $0.4 million adjustment to the deferred tax liability, as explained below, net of $0.3 million of income tax expense related to a $2.0 million milestone payment received from Jinghua. The Company recorded income tax expense of $0.3 million for the year ended December 31, 2016, related to a $2.0 million milestone payment received from Jinghua. The Company recorded an immaterial amount of income tax benefit for the year ended December 31, 2015.

The Tax Cuts and Jobs Act (the “Act”) was enacted in December 2017. The Act reduces the U.S. federal corporate tax rate from 35 percent to 21 percent, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, creates new taxes on certain foreign earnings and reduces the orphan drug tax credit. The Company recognized a deferred income tax benefit of $0.4 million for the year ended December 31, 2017 due to the write-down of a deferred tax liability related to the reduction of the corporate income tax rate per the Act.

The income tax provision consists of the following components (in thousands):

	For the Year Ended December 31,
	2017	2016	2015
Current tax expense (benefit)
Foreign	$316	$315	$—
Federal	—	—	—
State	—	—	—
Total current tax expense	316	315	—
Deferred tax expense (benefit)
Federal	(485)	(15)	1
State	48	42	(4)
Total deferred tax benefit	(437)	27	(3)
Total income tax expense (benefit)	$(121)	$342	$(3)

The income tax expense (benefit) differs from the expense (benefit) that would result from applying federal statutory rates to loss before income taxes as follows (in thousands):

	For the Year Ended December 31,
	2017		2016		2015
	Amount	Rate	Amount	Rate	Amount	Rate
Expected federal statutory income tax	$(27,821)	-35.0%	$(72,945)	-35.0%	$(51,480)	-35.0%
State income taxes, net of federal benefits	(8,314)	-10.5%	(9,485)	-4.6%	(4,544)	-3.1%
Change in federal tax rate used for deferred purposes	112,611	141.7%	200	0.1%	972	0.7%
Adjustment to deferred tax assets	15,210	19.1%	—	0.0%	(6,492)	-4.4%
Change in valuation allowance	(91,807)	-115.5%	82,572	39.6%	61,541	41.8%
Income tax expense (benefit )	$(121)	-0.2%	$342	0.1%	$(3)	0.0%

Deferred income tax expense (benefit) results primarily from the timing of temporary differences between the tax and financial statement carrying amounts of goodwill. The net deferred tax asset and liability in the accompanying consolidated balance sheets consists of the following components (in thousands):

	For the Year Ended December 31,
	2017	2016
Deferred tax assets
Net operating loss carryforward	$112,289	$171,074
Foreign tax credit carryforward	631	315
Capitalized research and development	66,500	78,147
Share-based compensation	18,735	22,233
Loss on equity investment	6,294	5,900
Organization costs	30	46
Depreciation	772	1,050
Intangibles	30,788	47,595
Inventory reserve and other	2,145	3,631
Total deferred tax assets	238,184	329,991
Deferred tax liability
Goodwill	(939)	(1,376)
Total deferred tax liability	(939)	(1,376)
Total deferred tax assets, net	237,245	328,615
Valuation allowance	(238,184)	(329,991)
Deferred tax liability	$(939)	$(1,376)

At December 31, 2017, the Company has unused federal and state net operating loss carry-forwards of $419.2 million and $362.0 million, respectively, that may be applied against future taxable income. These carry-forwards expire at various dates through December 31, 2037. The Company experienced ownership changes under Internal Revenue Code Section 382 in 2010, 2011 and 2016, which limits the Company’s ability to utilize net operating loss carry-forwards. The Company did not reduce the gross deferred tax assets related to the net operating loss carry-forwards, however, because the limitations do not hinder the Company’s ability to potentially utilize all of the net operating loss carry-forwards.

In accordance with ASC 740, “Income Taxes,” the Company recorded a valuation allowance to fully offset the gross deferred tax asset, because it is more likely than not that the Company will not realize future benefits associated with these deferred tax assets at December 31, 2017 and 2016. The change in deferred tax liability has been recognized as an income tax benefit in the consolidated statements of operations for the years ended December 31, 2017 and 2015 and as income tax expense for the year ended December 31, 2016.

The federal income tax return for the period of September 16, 2010 through December 31, 2010 was audited by the Internal Revenue Service during 2012 and early 2013. As a result of the audit, the Company’s operating loss carry-forwards were reduced by $1.4 million, which is reflected in the table above.

The Company follows guidance on accounting for uncertainty in income taxes which prescribes a minimum threshold a tax position is required to meet before being recognized in the financial statements. The Company does not have any liabilities as of December 31, 2017 and 2016 to account for potential income tax exposure. The Company is obligated to file income tax returns in the U.S. federal jurisdiction and several U.S. States. Since the Company had losses in the past, all prior years that generated net operating loss carry-forwards are open and subject to audit examination in relation to the net operating loss generated from those years.

21. Quarterly Financial Data (unaudited)

The following table presents our unaudited quarterly financial data. Our quarterly results of operations for these periods are not necessarily indicative of our future results of operations.

	Three Months Ended		Three Months Ended			Three Months Ended		Three Months Ended
(in thousands,	December 31,		September 30,			June 30,		March 31,
except per share data)	2017	2016	2017	2016		2017	2016	2017	2016

Net sales	$187	$3,010	$1,036	$4,345		$1,698	$4,967	$2,336	$6,192
License and other revenue	1,277	1,267	1,241	1,350		1,259	1,453	3,230	3,471
Total revenue	1,464	4,277	2,277	5,695		2,957	6,420	5,566	9,663
Cost of sales	222	640	277	880		266	880	567	1,085
Write-down of inventory	(22)	119	933	129		373	2	370	135
Gross profit	1,264	3,518	1,067	4,686		2,318	5,538	4,629	8,443
Operating expenses:
Research and development	10,499	8,539	11,775	9,631		10,056	8,587	8,447	9,083
Selling, general and administrative	7,916	14,620	9,121	48,426		9,902	19,148	10,118	23,686
Gain on settlement of payable	—	—	—	(256)		—	—	—	(3,875)
Total operating expenses	18,415	23,159	20,896	57,801		19,958	27,735	18,565	28,894
Loss from operations	(17,151)	(19,641)	(19,829)	(53,115)		(17,640)	(22,197)	(13,936)	(20,451)
Total other expense	1,476	1,716	1,874	64,049		4,674	14,837	3,315	12,407
Income tax expense (benefit)	(437)	27	—	—		—	—	316	315
Net loss	(18,190)	(21,384)	(21,703)	(117,164)		(22,314)	(37,034)	(17,567)	(33,173)
Deemed dividend on convertible preferred stock and Class E redeemable convertible units	490	469	490	21,264		469	—	469	—
Net loss attributable to common stockholders	(18,680)	(21,853)	(22,193)	(138,428)	(1)	(22,783)	(37,034)	(18,036)	(33,173)
Basic and diluted net loss per share of common stock	$(0.24)	$(0.48)	$(0.42)	$(4.24)		$(0.44)	$(4.46)	$(0.39)	$(4.00)
Weighted average basic and diluted shares of common stock outstanding	78,397,156	45,078,666	52,572,880	32,678,259	(2)	51,846,521	8,304,334	46,507,435	8,302,635

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

4.3

Form of Warrant Agreement dated September 28, 2017 (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37841), filed with the SEC on September 28, 2017).

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

10.9

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

10.32

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

10.34

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

10.42

Fifth Amendment to Lease Agreement, dated August 11, 2017, by and between ARE-East River Science Park, LLC and Kadmon Corporation, LLC (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-37841), filed with the SEC on August 14, 2017).

10.43

Sixth Amendment to Lease Agreement, dated August 11, 2017, by and between ARE-East River Science Park, LLC and Kadmon Corporation, LLC (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 001-37841), filed with the SEC on August 14, 2017).

10.44

Kadmon Holdings, LLC 2014 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.43 to the Registrant's Registration Statement on Form S-1 (File No. 333-211949), filed with the SEC on June 10, 2016).

10.45

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

10.47	Form of 2013 Warrant (incorporated by reference to Exhibit 10.46 to the Registrant's Registration Statement on Form S-1 (File No. 333-211949), filed with the SEC on June 10, 2016).
10.48	Form of 2013/2014 Warrant (incorporated by reference to Exhibit 10.47 to the Registrant's Registration Statement on Form S-1 (File No. 333-211949), filed with the SEC on June 10, 2016).
10.49	Form of 2015 Warrant (incorporated by reference to Exhibit 10.48 to the Registrant's Registration Statement on Form S-1 (File No. 333-211949), filed with the SEC on June 10, 2016).
10.50

Exchange Agreement ("Exchange Agreement") dated June 8, 2016 by and among Kadmon Holdings, LLC, Kadmon Pharmaceuticals, LLC and the lenders under the Third Amended and Restated Convertible Credit Agreement (incorporated by reference to Exhibit 10.49 to the Registrant's Registration Statement on Form S-1 (File No. 333-211949), filed with the SEC on June 10, 2016).

10.51

Securities Purchase Agreement, dated March 8, 2017, by and among Kadmon Holdings, Inc. and the investors referenced therein (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K Amendment No. 2 (File No. 001-37841), filed with the SEC on March 9, 2017).

10.52

Registration Rights Agreement dated August 28, 2015 by and among Kadmon Holdings, LLC and the holders of the second-lien convertible paid-in-kind notes. (incorporated by reference to Exhibit 10.53 to the Registrant's Registration Statement on Form S-1/A (File No. 333-211949), filed with the SEC on July 7, 2016).

10.53

Registration Rights Agreement by and between Kadmon Holdings, Inc. and the lenders under the Third Amended and Restated Convertible Credit Agreement (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37841), filed with the SEC on August 1, 2016).

10.54

Registration Rights Agreement, dated March 8, 2017, by and among Kadmon Holdings, Inc. and the investors referenced therein (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K Amendment No. 2 (File No. 001-37841), filed with the SEC on March 9, 2017).

10.55

Form of Indemnification to be entered into by Kadmon Holdings, Inc. and each of its directors, executive officers and certain key employees (incorporated by reference to Exhibit 10.55 to the Registrant's Registration Statement on Form S-1/A (File No. 333-211949), filed with the SEC on July 14, 2016).

10.56

Form of Subscription Agreement dated September 26, 2017 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37841), filed with the SEC on September 28, 2017).

10.57*	Amended and Restated Kadmon Holdings, Inc. 2016 Equity Incentive Plan.
10.58*	Form of Stock Appreciation Right Agreement under Amended and Restated Kadmon Holdings, Inc. 2016 Equity Incentive Plan.
10.59*

Fifth Waiver Agreement to Credit Agreement, dated March 2, 2018, by and among Kadmon Pharmaceuticals, LLC, the guarantors from time to time party thereto, the lenders from time to time party thereto and Perceptive Credit Holdings, L.P.

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

101*

The following materials from the Kadmon Holdings, Inc. Form 10-K for the year ended December 31, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at December 31, 2017 and 2016, (ii) Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015, (iii) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2017, 2016 and 2015, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015, and (v) Notes to the Financial Statements.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Kadmon Holdings, Inc.

Date: March 6, 2018	By:	/s/ Harlan W. Waksal Harlan W. Waksal President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

March 6, 2018
Signature	Title	Date

/s/ Harlan W. Waksal	President and Chief Executive Officer	March 6, 2018
Harlan W. Waksal	(Principal Executive Officer)

/s/ Konstantin Poukalov	Executive Vice President and Chief Financial Officer	March 6, 2018
Konstantin Poukalov	(Principal Financial Officer)

/s/ Charles Darder	Controller	March 6, 2018
Charles Darder	(Principal Accounting Officer)

/s/ Bart M. Schwartz	Director	March 6, 2018
Bart M. Schwartz

/s/ Eugene Bauer	Director	March 6, 2018
Eugene Bauer

/s/ D. Dixon Boardman	Director	March 6, 2018
D. Dixon Boardman

/s/ Steven Meehan	Director	March 6, 2018
Steven Meehan

/s/ Alexandria Forbes	Director	March 6, 2018
Alexandria Forbes

/s/ Tasos Konidaris	Director	March 6, 2018
Tasos Konidaris

/s/ Thomas E. Shenk	Director	March 6, 2018
Thomas E. Shenk

/s/ Susan Wiviott	Director	March 6, 2018
Susan Wiviott