Form 10-Q
period 2018-03-31
Kadmon Holdings, Inc.
filed 2018-05-08
CIK 1557142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________________

FORM 10-Q

_______________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

The number of shares of the registrant’s common stock outstanding as of May 4, 2018 was 78,794,746.

Kadmon Holdings, Inc.

Form 10-Q

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

PART I. FINANCIAL INFORMATION

Kadmon Holdings, Inc.

Consolidated balance sheets

(in thousands, except share amounts)

	March 31,	December 31,
	2018	2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$49,167	$67,517
Accounts receivable, net	537	325
Accounts receivable from affiliates	6	861
Inventories, net	466	201
Prepaid expenses and other current assets	1,536	1,109
Total current assets	51,712	70,013
Fixed assets, net	4,070	4,292
Goodwill	3,580	3,580
Restricted cash	2,116	2,116
Investment, at cost	2,300	3,542
Other noncurrent assets	6	9
Total assets	$63,784	$83,552

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,293	$8,008
Accrued expenses	7,258	8,577
Deferred revenue	—	4,400
Fair market value of financial instruments	1,811	1,952
Secured term debt – current	33,081	33,707
Total current liabilities	50,443	56,644
Deferred revenue	—	19,617
Deferred rent	4,386	4,347
Deferred tax liability	939	939
Other long term liabilities	84	247
Total liabilities	55,852	81,794
Commitments and contingencies (Note 14 and 15)
Stockholders’ equity:
Convertible Preferred Stock, $0.001 par value; 10,000,000 shares authorized at March 31, 2018 and December 31, 2017; 30,000 shares issued and outstanding at March 31, 2018 and December 31, 2017	40,710	40,220
Common Stock, $0.001 par value; 200,000,000 shares authorized at March 31, 2018 and December 31, 2017; 78,652,149 and 78,643,954 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	79	79
Additional paid-in capital	201,454	198,856
Accumulated deficit	(234,311)	(237,397)
Total stockholders’ equity	7,932	1,758
Total liabilities and stockholders’ equity	$63,784	$83,552

See accompanying notes to consolidated financial statements

Kadmon Holdings, Inc.

Consolidated statements of operations (unaudited)

(in thousands,  except share and per share amounts)

	Three Months Ended
	March 31,
	2018	2017
Revenues
Net sales	$274	$2,336
License and other revenue	159	3,230
Total revenue	433	5,566
Cost of sales	199	567
Write-down of inventory	147	370
Gross profit	87	4,629
Operating expenses:
Research and development	9,780	8,447
Selling, general and administrative	8,250	10,118
Total operating expenses	18,030	18,565
Loss from operations	(17,943)	(13,936)
Other expense (income):
Interest income	(69)	(12)
Interest expense	1,465	1,600
Change in fair value of financial instruments	(141)	(906)
Loss on equity method investment	1,242	2,634
Other expense (income)	1	(1)
Total other expense	2,498	3,315
Loss before income tax expense	(20,441)	(17,251)
Income tax expense	—	316
Net loss	$(20,441)	$(17,567)
Deemed dividend on convertible preferred stock	490	469
Net loss attributable to common stockholders	$(20,931)	$(18,036)

Basic and diluted net loss per share of common stock	$(0.27)	$(0.39)
Weighted average basic and diluted shares of common stock outstanding	78,650,143	46,507,435

See accompanying notes to consolidated financial statements

Kadmon Holdings, Inc.

Consolidated statements of stockholders’ equity (unaudited)

(in thousands, except share amounts)

	Preferred stock		Common stock		Additional paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	Deficit	Total
Balance, December 31, 2017	30,000	$40,220	78,643,954	$79	$198,856	$(237,397)	$1,758
Share-based compensation expense	—	—	—	—	2,572	—	2,572
Common stock issued for warrant exercises	—	—	8,195	—	26	—	26
Cumulative effect of change in accounting principle - ASC 606 adoption	—	—	—	—	—	24,017	24,017
Beneficial conversion feature on convertible preferred stock	—	98	—	—	—	(98)	—
Accretion of dividends on convertible preferred stock	—	392	—	—	—	(392)	—
Net loss	—	—	—	—	—	(20,441)	(20,441)
Balance, March 31, 2018	30,000	$40,710	78,652,149	$79	$201,454	$(234,311)	$7,932

See accompanying notes to consolidated financial statements

Kadmon Holdings, Inc.

Consolidated statements of cash flows (unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(20,441)	$(17,567)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of fixed assets	349	480
Write-down of inventory	147	370
Amortization of deferred financing costs	127	127
Amortization of debt discount	575	571
Amortization of debt premium	(188)	—
Share-based compensation	2,572	3,880
Change in fair value of financial instruments	(141)	(906)
Loss on equity method investment	1,242	2,634
Changes in operating assets and liabilities:
Accounts receivable, net	643	(552)
Inventories, net	(412)	(36)
Prepaid expenses and other assets	(424)	(1,177)
Accounts payable	285	(520)
Accrued expenses, other liabilities and deferred rent	(1,443)	(1,895)
Deferred revenue	—	(1,100)
Net cash used in operating activities	(17,109)	(15,691)

Cash flows from investing activities:
Purchases of fixed assets	(127)	(83)
Net cash used in investing activities	(127)	(83)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net	—	22,730
Principal payments on secured term debt	(1,140)	—
Proceeds from exercise of warrants	26	—
Net cash (used in) provided by financing activities	(1,114)	22,730
Net (decrease) increase in cash, cash equivalents and restricted cash	(18,350)	6,956
Cash, cash equivalents and restricted cash, beginning of period	69,633	38,209
Cash, cash equivalents and restricted cash, end of period	$51,283	$45,165

Components of cash, cash equivalents, and restricted cash
Cash and cash equivalents	49,167	43,049
Restricted Cash	2,116	2,116
Total cash, cash equivalents, and restricted cash	51,283	45,165

Supplemental cash flow disclosures:
Cash paid for interest	$961	$915
Cash paid for taxes	—	378
Non-cash investing and financing activities:
Unpaid financing/offering costs	—	1,835
Unpaid fixed asset purchases	—	129
Fair value of warrants issued in private placement	—	1,651
Fair value of modification to lender warrants	—	908
Beneficial conversion feature on convertible preferred stock	98	94
Accretion of dividends on convertible preferred stock	392	375
Cumulative effect of change in accounting principle - ASC 606 adoption	24,017	—

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

Liquidity

The Company had an accumulated deficit of $234.3 million and working capital of $1.3 million at March 31, 2018.  The Company maintained cash and cash equivalents of $49.2 million at March 31, 2018. The Company’s existing cash and cash equivalents is expected to enable it to advance its planned Phase 2 clinical studies for KD025 and tesevatinib, advance certain of its other pipeline product candidates and provide for other working capital purposes.

As set forth in the 2015 Credit Agreement, which matures on June 17, 2018, the Company is required to comply with certain financial covenants. No assurances can be given that the Company will be able to comply with these covenants or that the Company will be able to refinance this debt on or before the maturity date.

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

2. Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern. The Company has not established a source of revenues sufficient to cover its operating costs, and as such, has been dependent on funding operations through the issuance of debt and sale of equity securities. The Company expects to incur further losses over the next several years as it develops its business.

At March 31, 2018 the Company had working capital of only $1.3 million. The Company’s accumulated deficit amounted to $234.3 million and $237.4 million at March 31, 2018 and December 31, 2017, respectively. Net cash used in operating activities was $17.1 million and $15.7 million for the three months ended March 31, 2018 and 2017, respectively. The Company anticipates that it will need additional capital to fund its continued operations and remain in compliance with its debt covenants. The Company may not be successful in its efforts to raise additional funds or achieve profitable operations. Amounts raised will be used for further development of the Company’s product candidates, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. Even if the Company is able to raise additional funds through the sale of its equity securities, or loans from financial institutions, the Company’s cash needs could be greater than anticipated in which case it could be forced to raise additional capital.

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

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in conformity with GAAP. The consolidated financial statements include the accounts of Kadmon Holdings, Inc. and its domestic and international subsidiaries, all of which are wholly owned.

Interim Financial Statements

 The accompanying financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the final results that may be expected for the year ended December 31, 2018. These unaudited financial statements should be read in conjunction with the audited financial statements in Item 15 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Actual results could differ from those estimates.

Critical accounting policies

The Company’s significant accounting policies are disclosed in the audited financial statements included in Item 8 of the Annual Report on Form 10-K as of and for the year ended December 31, 2017. Since the date of such financial statements, there have been no changes to the Company’s significant accounting policies, other than those described below.

Revenue Recognition

The Company adopted FASB ASC 606, Revenue from Contracts with Customers (ASC 606), on January 1, 2018 using the modified retrospective method for all contracts not completed as of the date of adoption– i.e. by recognizing the cumulative effect of initially applying ASC 606 as an adjustment to the opening balance of stockholders equity at January 1, 2018. For contracts that were modified before the effective date, the Company reflected the aggregate effect of all modifications when identifying performance obligations and allocating transaction price in accordance with practical expedient ASC 606-10-65-1-(f)-4. The reported results for 2018 reflect the application of ASC 606 guidance while the reported results for 2017 were prepared under the guidance of ASC 605, Revenue Recognition (ASC 605), which is also referred to herein as the "previous guidance". The adoption of ASC 606 represents a change in accounting principle that will more closely align revenue recognition with the delivery of the Company's services and will provide financial statement readers with enhanced disclosures. Therefore, the comparative information prior to January 1, 2018 has not been adjusted and continues to be reported under ASC 605. The details of significant changes and quantitative impact of the changes are set out below.

The Company recognizes revenue in accordance with ASC 606, the core principle of which is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange for those goods or services. To achieve this core principle, five basic criteria must be met before revenue can be recognized: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to performance obligations in the contract; and (5) recognize revenue when or as the Company satisfies a performance obligation.

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers for the three month period ended March 31, 2018:

Three Months Ended
March 31, 2018
Product sales	$274
Other revenue	159
Total revenue	$433

Product Sales

The Company markets a portfolio of branded and generic ribavirin products used as part of a combination treatment for chronic HCV infection (Ribasphere RibaPak and Ribasphere) and also distributes products in a variety of other therapeutic areas, including tetrabenazine for the treatment of chorea associated with Huntington’s disease. These contracts typically include a single promise to deliver a fixed amount of product to the customer with payment due within 30 days of shipment. Revenues are recognized when control of the promised goods is transferred to the customer, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods.

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

Other Revenue

The other revenue generated by the Company is primarily related to the transition services agreement with MeiraGTx Limited (“MeiraGTx”), which expired in April 2018. The Company performed various professional services under this agreement that support MeiraGTx. The Company recognizes revenue related to transition services as they are performed.

Contract Balances

The timing of revenue recognition may differ from the timing of invoicing to customers. Accounts receivable are recorded at the invoiced amount, net of an allowance for doubtful accounts. A receivable is recognized in the period we deliver goods or provide services or when our right to consideration is unconditional. The Company has not recognized any assets for costs to obtain or fulfill a contract with a customer as of March 31, 2018.

Financial Statement Impact of Adopting ASC 606

The Company adopted ASC 606 using the modified retrospective method. The cumulative effect of applying the new guidance to all contracts with customers that were not completed as of January 1, 2018 was recorded as an adjustment to accumulated deficit as of the adoption date as follows:

	As Reported	Adjustments	Adjusted
(in thousands)	December 31,	AbbVie	January 1,
	2017	Agreement	2018
		(unaudited)	(unaudited)
Cash, cash equivalents, and restricted cash	$69,633	$	$69,633
Accounts receivable, net	1,186		1,186
Inventories, net	201		201
Prepaid expenses and other current assets	1,109		1,109
Fixed assets, net	4,292		4,292
Goodwill	3,580		3,580
Investments at cost	3,542		3,542
Other noncurrent assets	9		9
Total assets	$83,552	$	$83,552
Accounts payable and accrued expenses	$16,585	$	$16,585
Fair market value of financial instruments - current	1,952		1,952
Secured term debt - current	33,707		33,707
Deferred revenue, current	4,400	(4,400)	—
Deferred revenue, long term	19,617	(19,617)	—
Other long term liabilities	5,533		5,533
Total liabilities	81,794	(24,017)	57,777
Common stock, preferred stock, and additional paid-in capital	239,155		239,155
Accumulated deficit	(237,397)	24,017	(213,380)
Total stockholders’ equity	1,758	24,017	25,775
Total liabilities and stockholders’ equity	$83,552	$—	$83,552

The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

Commercial Partnership Agreement with AbbVie Inc. (“Abbvie”)

On June 17, 2013, the Company entered into a series of agreements with a commercial partner AbbVie related to certain of the Company’s ribavirin products. Pursuant to an asset purchase agreement, as amended, we sold marketing authorizations and related assets for ribavirin in certain countries outside the United States. The Company received upfront payments totaling $64.0 million, and could have received additional contingent payments totaling $51.0 million based on the achievement of certain milestones. The Company did not earn any such milestones during the three months ended March 31, 2018.

Of the $64.0 million upfront payments, $44.0 million was considered allocable to the domestic licensing arrangement and was recorded as deferred revenue to be recognized over the 10 year term of the agreement. The Company recognized $1.1 million during the three months ended March 31, 2017. At March 31, 2018 and December 31, 2017, $0.0 and $24.0 million is recorded as deferred revenue, respectively, of which $4.4 million was short‑term at December 31, 2017. The Company will continue to supply ribavirin products, maintain the marketing authorization for certain ribavirin products and maintain the intellectual property for Ribasphere and RibaPak through the term of the agreements ending December 31, 2020.

The Company’s agreements with AbbVie provide the customer with access to various forms of intellectual property, as well as, supply of product. Under the previous guidance, certain of the upfront payments under the agreements was considered allocable to a 10-year domestic license arrangement and, as a result, the associated revenue was previously deferred and recognized straight line over the life of the agreements. Under ASC 606, the Company has determined that two distinct performance obligations under the domestic license agreement exist, both of which are considered to be completed as of the date of adoption. No other material rights or enforceable rights or obligations exist under the AbbVie agreements. In conjunction with the January 1, 2018 adoption of ASC 606, the Company adjusted its accumulated deficit by $24.0 million, reflecting the recognition of $24.0 million of deferred revenue related to the domestic license agreement with AbbVie.

Income Taxes

The adoption of ASC 606 primarily resulted in an acceleration of revenue as of January 1, 2018, which in turn generated additional deferred tax liabilities that ultimately reduced the Company's net deferred tax asset position. As the Company fully reserves its net deferred tax assets in the jurisdictions impacted by the adoption of ASC 606, this impact was offset by a corresponding reduction to the valuation allowance.

Impact of New Revenue Guidance on Financial Statement Line Items

The following table compares the reported condensed consolidated balance sheet as of March 31, 2018 to the pro-forma amounts had the previous guidance been in effect (in thousands):

	As Reported			Balances without adoption of ASC 606
	March 31, 2018	Adjustments		March 31, 2018	December 31, 2017
	(unaudited)	(unaudited)		(unaudited)
Cash, cash equivalents, and restricted cash	$51,283	$		$51,283	$69,633
Accounts receivable, net	543			543	1,186
Inventories, net	466			466	201
Prepaid expenses and other current assets	1,536			1,536	1,109
Fixed assets, net	4,070			4,070	4,292
Goodwill	3,580			3,580	3,580
Investments at cost	2,300			2,300	3,542
Other noncurrent assets	6			6	9
Total assets	$63,784		$—	$63,784	$83,552
Accounts payable and accrued expenses	$15,551	$		$15,551	$16,585
Fair market value of financial instruments - current	1,811			1,811	1,952
Secured term debt - current	33,081			33,081	33,707
Deferred revenue, current	—		4,400	4,400	4,400
Deferred revenue, long term	—		18,517	18,517	19,617
Other long term liabilities	5,409			5,409	5,533
Total liabilities	55,852		22,917	78,769	81,794
Common stock, preferred stock, and additional paid-in capital	242,243			242,243	239,155
Accumulated deficit	(234,311)		(22,917)	(257,228)	(237,397)
Total stockholders’ equity (deficit)	7,932		(22,917)	(14,985)	1,758
Total liabilities and stockholders’ equity (deficit)	$63,784		$—	$63,784	$83,552

The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

Total reported liabilities were $22.9 million less than the pro-forma balance sheet, which assumes the Company had continued to recognize revenues under ASC 605 as of March 31, 2018. This is due to the recognition of the deferred revenue related to the AbbVie agreement upon adoption of ASC 606.

The following summarizes the significant changes on the Company’s condensed consolidated statement of operations for the three months ended March 31, 2018 as a result of the adoption of ASC 606 on January 1, 2018, which assumes the Company had continued to recognize revenues under ASC 605 (in thousands):

	As Reported		Balances without adoption of ASC 606	Three Months Ended
	March 31, 2018	Adjustments	March 31, 2018	March 31, 2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales	$274	$	$274	$2,336
License and other revenue	159	1,100	1,259	3,230
Total revenue	433	1,100	1,533	5,566
Cost of sales and write-down of inventory	346		346	937
Research and development	9,780		9,780	8,447
Selling, general and administrative	8,250		8,250	10,118
Total other expense	2,498		2,498	3,315
Income tax expense	—		—	316
Net loss	$(20,441)	$1,100	$(19,341)	$(17,567)
Deemed dividend on convertible preferred stock	490		490	469
Net loss attributable to common stockholders	$(20,931)	$1,100	$(19,831)	$(18,036)

Basic and diluted net loss per share of common stock	$(0.27)	$0.01	$(0.26)	$(0.39)
Weighted average basic and diluted shares of common stock outstanding	78,650,143	78,650,143	78,650,143	46,507,435

The Company’s adoption of ASC 606 accelerated the recognition of revenue that was previously deferred under the AbbVie domestic license agreement, resulting in a cumulative effect adjustment to accumulated deficit on January 1, 2018. Therefore no further revenue will be recognized under the AbbVie domestic license agreement. Revenue under this agreement had previously been recognized under license and other revenue.

The adoption of ASC 606 had no impact on the Company’s cash flows from operations. The aforementioned adjustments resulted in offsetting shifts in cash flows to net loss and change in deferred revenue.

Transaction Price Allocated to Future Performance Obligations

ASC 606 requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of March 31, 2018. The guidance provides certain practical expedients that limit this requirement. The Company has various contracts that meet the following practical expedients provided by ASC 606:

1. The performance obligation is part of a contract that has an original expected duration of one year or less.

2. Revenue is recognized from the satisfaction of the performance obligations in the amount billable to the customer.

3. The variable consideration is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct good or service that forms part of a single performance obligation.

The Company does not have any performance obligations, outside of the practical expedients above, that have not yet been satisfied as of March 31, 2018 and therefore there is no transaction price allocated to future performance obligations under ASC 606.

Recent Accounting Pronouncements

In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-09, Compensation – Stock Compensation,  which clarifies the guidance about which changes to the terms and conditions of a share-based payments award require an entity to apply modification accounting in Topic 718. This ASU is effective for annual or any interim periods beginning after December 15, 2017. The Company adopted this standard on January 1, 2018, which did not impact the consolidated financial statements as the fair value of the Company’s modified awards is immaterial.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (“ASU 2017-04”), which simplifies the subsequent measurement of goodwill by eliminating “Step 2” from the goodwill impairment test. Instead of performing Step 2 to determine the amount of an impairment charge, the fair value of a reporting unit will be compared with its carrying amount and an impairment charge will be recognized for the value by which the carrying amount exceeds the reporting unit’s fair value. ASU 2017-04 is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not expect the standard to have a significant impact on its consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash”. This ASU requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents.  Entities will also be required to reconcile such total amounts on the balance sheet and disclose the nature of the restrictions. The Company adopted this standard on January 1, 2018, which did not have a significant impact on its consolidated financial statements as the Company’s restricted cash balances are immaterial.

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

4.  Stockholders’ Equity

5% Convertible Preferred Stock

The Company had 30,000 shares of 5% convertible preferred stock outstanding at March 31, 2018,  which converts into shares of the Company’s common stock at a 20% discount to the price per share of common stock in the Company’s initial public offering (“IPO”) of $12.00 per share. The Company accrued dividends on the 5% convertible preferred stock of $0.4 million during each of the three months ended March 31, 2018 and 2017. The Company calculated a deemed dividend of $0.1 million on the $0.4 million of accrued dividends during each of the three months ended March 31, 2018 and 2017,  which is a beneficial conversion feature. Approximately $1.4 million of accrued dividends that were payable on June 30, 2017 were added to the stated liquidation preference amount of the 5% convertible preferred stock. The stated liquidation preference amount on the 5% convertible preferred stock totaled $31.4 million at March 31, 2018.

Common Stock

The Company’s certificate of incorporation authorizes the issuance of up to 200,000,000 shares of the Company’s common stock, par value $0.001 per share.

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

	Three Months Ended
	March 31,
	2018	2017
Numerator – basic and diluted:
Net loss available to common stockholders	$(20,931)	$(18,036)
Denominator – basic and diluted:
Weighted average common shares outstanding used to compute basic and diluted net loss per share	78,650,143	46,507,435
Net loss per share, basic and diluted	$(0.27)	$(0.39)

The amounts in the table below were excluded from the calculation of diluted net loss per share, due to their anti-dilutive effect:

	Three Months Ended
	March 31,
	2018	2017
Convertible preferred stock	3,392,592	3,230,906
Options to purchase common stock	8,374,489	6,247,608
Warrants to purchase common stock	14,713,790	4,035,590
Total shares of common stock equivalents	26,480,871	13,514,104

6. Debt

The Company is a party to one credit agreement in the following amount (in thousands):

	March 31,	December 31,
	2018	2017

Secured term debt due June 17, 2018	$33,480	$34,620

Total debt before fees, interest and debt discount/premium	33,480	34,620
Less: Deferred financing costs	(101)	(228)
Debt discount	(455)	(1,030)
Add: Debt premium	157	345
Total debt payable	$33,081	$33,707

Debt payable, current portion	$33,081	$33,707

Secured Term Debt

August 2015 Secured Term Debt

 In August 2015, the Company entered into a secured term loan in the amount of $35.0 million with two lenders (“2015 Credit Agreement”). The interest rate on the loan is LIBOR plus 9.375% with a 1% floor. The Company incurred and paid a $788,000 commitment fee in connection with the loan that will be amortized to interest expense over the term of the agreement. The basic terms of the loan require monthly payments of interest only, through the first anniversary date of the loan, and require the Company to maintain certain financial covenants requiring the Company to maintain a minimum liquidity amount and minimum revenue levels beginning after June 30, 2016 through August 1, 2016, the date the Company consummated its IPO. Beginning on the first anniversary date of the loan, the Company was required to make monthly principal payments in the amount of $380,000. Any outstanding balance of the loan and accrued interest is to be repaid on June 17, 2018. The secured term loan is collateralized by a first priority perfected security interest in all the tangible and intangible property of the Company.

In conjunction with the 2015 Credit Agreement, warrants to purchase $6.3 million of Class A units were issued to two lenders, of which $5.4 million was recorded as a debt discount and $900,000 was recorded as loss on extinguishment of debt (Note 7). The debt discount is being amortized over the life of the outstanding term loan using the effective interest method.

Deferred financing costs of $1.3 million were recognized in recording the 2015 Credit Agreement and will be amortized to interest expense over the three year term of the agreement. Unamortized deferred financing costs were $0.1 million and $0.2 million at March 31, 2018 and December 31, 2017, respectively. Approximately $0.1 million was charged to interest expense during each of the three months ended March 31, 2018 and 2017.

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

The Company entered into a fourth waiver agreement to the 2015 Credit Agreement in March 2017 under which the lenders under the 2015 Credit Agreement agreed to refrain from exercising certain rights under the 2015 Credit Agreement, including the declaration of a default and to forbear from acceleration of any repayment rights with respect to existing covenants. The report and opinion of the Company’s independent registered public accounting firm, BDO USA, LLP, for the year end December 31, 2016 contained an explanatory paragraph regarding the Company’s ability to continue as a going concern, which was an event of default under the 2015 Credit Agreement.

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

As a result of the Third Amendment, $0.9 million was recorded as a debt premium at March 31, 2017, inclusive of the fair value of the warrant modification utilizing a Black-Scholes calculation, and will be amortized to interest expense over the remaining term of the agreement as the amendment was deemed to be a modification in accordance with ASC 470 (Note 7). Approximately $0.2 million was recorded to interest expense during  the three months ended March 31, 2018. No expense was recorded during the three months ended March 31, 2017.

The Company entered into a fifth waiver agreement to the 2015 Credit Agreement in March 2018 under which the lenders under the 2015 Credit Agreement agreed to refrain from exercising certain rights under the 2015 Credit Agreement, including the declaration of a default and to forbear from acceleration of any repayment rights with respect to existing covenants. The report and opinion of the Company’s independent registered public accounting firm, BDO USA, LLP, for the year end December 31, 2017 contained an explanatory paragraph regarding the Company’s ability to continue as a going concern, which was an event of default under the 2015 Credit Agreement.

The minimum payments required on the outstanding balances of the 2015 Credit Agreement at March 31, 2018 are (in thousands):

2015 Credit Agreement
2018	33,480
$33,480

The following table provides components of interest expense and other related financing costs (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Interest expense and other financing costs	$951	$902
Amortization of deferred financing costs, debt discount and debt premium	514	698
Interest expense	$1,465	$1,600

7. Financial Instruments

Equity issued pursuant to Credit Agreements

In connection with the 2015 Credit Agreement, the Company issued warrants as fees to the lenders to purchase an aggregate of $6.3 million of the Company’s Class A units. The strike price of the warrants was 85% of the price per unit in an IPO or, if before an IPO, 85% of the deemed per unit equity value as defined in the 2015 Credit Agreement. The warrants were exercisable as of the earlier of an IPO or July 1, 2016. Since these warrants are also redeemable at the option of the holder upon the occurrence of, and during the continuance of, an event of default, the warrants are recorded as a liability of $1.5 million and $1.2 million at March 31, 2018 and December 31, 2017. Upon entry into the agreement in August 2015, the warrants issued to an existing lender was recorded to loss on extinguishment of debt of $0.9 million and the warrants issued to the new lender was recorded as a debt discount of $5.4 million and will be amortized over the three year term (Note 6) in accordance with ASC 470. As a result of the Third Amendment, $0.9 million was recorded as a debt premium and will be amortized to interest expense over the remaining term of the agreement as the Third Amendment was deemed to be a modification in accordance with ASC 470. The Company used the Black-Scholes pricing model to value the warrant liability at March 31, 2018 with the following assumptions: risk-free interest rate of 2.6%, expected term of 4.4 years, expected volatility of 74.4% and a dividend rate of 0%.

Upon consummation of the Company’s IPO on August 1, 2016 with a price per share of common stock in the IPO of $12.00, the warrants to purchase Class A units issued to lenders under the 2015 Credit Agreement were exchanged for 617,651 warrants to purchase the same number of shares of the Company’s common stock. The change in fair value of the warrants was $0.3 million and $(1.1) million for the three months ended March 31, 2018 and 2017, respectively.  None of these instruments have been exercised as of March 31, 2018 and December 31, 2017. At March 31, 2018, the fair value of the warrant liability was approximately $1.5 million and is recorded as a short-term liability since the redemption feature of the warrant terminates upon the current maturity of the 2015 credit agreement on June 17, 2018.

Other Warrants

In connection with the sale of common stock in March 2017, warrants to purchase 2,707,138 shares of common stock were issued at an exercise price of $4.50 per share.  At March 31, 2018, all of these warrants were outstanding. These warrants included a cash settlement option requiring the Company to record a liability for the fair value of the warrants at the time of issuance and at each reporting period with any change in the fair value reported as other income or expense. The Company used the Black-Scholes pricing model to value the warrant liability at March 31, 2018 with the following assumptions: risk-free interest rate of 1.6%, expected term of 0.04 years, expected volatility of 62.8% and a dividend rate of 0%. At the time of issuance, approximately $1.6 million was recorded as warrant liability. The change in the fair value of these warrants was $(0.4) million and $0.2 million for the three months ended March 31, 2018 and 2017, respectively. At March 31, 2018, the fair value of the warrant liability was approximately $0.3 million and is recorded as a short-term liability as the warrant expired in April 2018.

In connection with the 2017 Public Offering, the Company issued warrants to purchase 10,710,000 shares of common stock at an initial exercise price of $3.35 per share for a term of 5 years from the date of issuance. At March 31, 2018, warrants to purchase 10,678,200 shares of common stock were outstanding. The Company assessed the warrants under FASB ASC 480 and determined that the warrants were outside the scope of ASC 480. The Company next assessed the warrants under FASB ASC 815. Under the related guidance, a reporting entity shall not consider a contract to be a derivative instrument if the contract is both (1) indexed to the entity’s own stock and (2) classified in stockholders’ equity. The Company determined that the warrants were indexed to the Company’s stock, as the agreements do not contain any exercise contingencies and the warrants’ settlement amount equals the difference between the fair value of the Company’s common stock price and the warrant strike price. The Company also assessed the classification in stockholders’ equity and determined the warrants met all of the criteria for classification as equity under ASC 815. Based on this analysis, the Company determined that the warrant should be classified as equity and recorded $22.8 million to additional paid in capital, which represents the allocation of the 2017 Public Offering proceeds to the fair value of the warrants at issuance date.

Fair Value of Long‑term Debt

The Company had no long-term secured debt at March 31, 2018 or December 31, 2017.  Since the secured debt becomes due in June 2018, it has been recorded as short-term secured debt at both March 31, 2018 and December 31, 2017.  The underlying agreements for these balances were negotiated with parties that included fully independent third parties, at an interest rate which is considered to be in line with over-arching market conditions. Based on these factors management considers the carrying value of the debt to approximate fair value at March 31, 2018 and December 31, 2017.

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

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The table below represents the values of the Company’s financial instruments at March 31, 2018 and December 31, 2017 (in thousands):

	Fair Value Measurement Using Significant Other Observable Inputs (Level 2)
	March 31,	December 31,
Description	2018	2017
Warrants	$1,811	$1,952
Total	$1,811	$1,952

The table below represents a rollforward of the Level 2 financial instruments from January 1, 2017 to March 31, 2018 (in thousands).

Significant Other Observable Inputs
(Level 2)
Balance at January 1, 2017	$3,305
Fair value of warrants modified in the Third Amendment	(908)
Issuance of warrants in private placement	1,651
Change in fair value of financial instruments	(2,096)
Balance at December 31, 2017	$1,952
Change in fair value of financial instruments	(141)
Balance at March 31, 2018	$1,811

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

The Company regularly reviews the expiration dates of its inventories and maintains a reserve for inventories that are probable to expire before shipment. Inventories recorded on the Company’s consolidated balance sheets are net of a reserve for expirable inventory of $4.9 million and $4.8 million at March 31, 2018 and December 31, 2017, respectively. The Company expensed Ribasphere inventory that it believes will not be sold prior to reaching its expiration date totaling $0.1 million and $0.4 million during the three months ended March 31, 2018 and 2017, respectively. If the amount and timing of future sales differ from management’s assumptions, adjustments to the estimated inventory reserves may be required.

Inventories Produced in Preparation for Product Launches

The Company capitalizes inventories produced in preparation for product launches sufficient to support estimated initial market demand. Typically, capitalization of such inventory begins when positive results have been obtained for the clinical trials that the Company believes are necessary to support regulatory approval, uncertainties regarding ultimate regulatory approval have been significantly reduced and the Company has determined it is probable that these capitalized costs will provide some future economic benefit in excess of capitalized costs. The material factors considered by the Company in evaluating these uncertainties include the receipt and analysis of positive Phase III clinical trial results for the underlying product candidate, results from meetings with the relevant regulatory authorities prior to the filing of regulatory applications, and the compilation of the regulatory application. The Company closely monitors the status of each respective product within the regulatory approval process, including all relevant communication with regulatory authorities. The Company also considers its historical experience with manufacturing and commercializing similar products and the relevant product candidate. If the Company is aware of any specific material risks or contingencies other than the normal regulatory review and approval process or if there are any specific issues identified relating to safety, efficacy, manufacturing, marketing or labeling, the related inventory would generally not be capitalized.

For inventories that are capitalized in preparation of product launch, anticipated future sales, expected approval date and shelf lives are evaluated in assessing realizability. The shelf life of a product is determined as part of the regulatory approval process; however in evaluating whether to capitalize pre-launch inventory production costs, the Company considers the product stability data of all of the pre-approval production to date to determine whether there is adequate expected shelf life for the capitalized pre-launch production costs.

The Company has concluded that KD034, its generic version of trientine hydrochloride, is commercially viable since it is the chemical equivalent of the original FDA approved drug, the Company has submitted two ANDAs with the FDA, and economic benefits are probable. Accordingly, the pre-launch costs are realizable as the Company expects the inventory will be sold or used prior to expiration. An assessment of likelihood that regulatory approval will not be obtained will be made at each reporting period. If at any time regulatory approval is deemed to not be probable, the inventory will be written down to its net realizable value, which is presumably zero, as the product would have no alternative future use. The Company maintained $0.4 million and $0.1 million of work-in-process inventory related to KD034 at March 31, 2018 and December 31, 2017, respectively.

Inventories are comprised of the following (in thousands):

	March 31,	December 31,
	2018	2017
Raw materials	$—	$—
Work-in-process	369	80
Finished goods, net	97	121
Total inventories	$466	$201

9.  Fixed Assets

Fixed assets consisted of the following (in thousands):

	Useful Lives	March 31,	December 31,
	(Years)	2018	2017

Leasehold improvements	4-8	$10,120	$10,120
Office equipment and furniture	3-15	1,488	1,488
Machinery and laboratory equipment	3-15	2,826	2,765
Software	1-5	3,189	3,162
Construction-in-progress	̶̶̶̶	447	408
		18,070	17,943
Less accumulated depreciation and amortization		(14,000)	(13,651)
Fixed assets, net		$4,070	$4,292

Depreciation and amortization of fixed assets totaled $0.3 million and $0.5 million during the  three months ended March 31, 2018 and 2017, respectively. The construction‑in‑progress balance is related to costs of unimplemented software still under development. Unamortized computer software costs were $0.2 million at March 31, 2018 and December 31, 2017. The amortization of computer software costs amounted to $0.1 million and $0.2 million for the three months ended March 31, 2018 and 2017, respectively.

During the first quarter of 2017, the Company disposed of $2.1 million of fully depreciated assets. There was no consideration received for the disposal of these assets and the disposal did not have a significant impact on the consolidated financial statements of the Company.

10. Goodwill

The Company’s goodwill relates to the 2010 acquisition of Kadmon Pharmaceuticals, a Pennsylvania limited liability company that was formed in April 2000. There were no changes in the carrying amount of goodwill for three months ended March 31, 2018 and the year ended December 31, 2017.

11. License Agreements

The Company’s license agreements are disclosed in the audited financial statements included in Item 8 of the Annual Report on Form 10-K as of and for the year ended December 31, 2017. Since the date of such financial statements, there have been no changes to the Company’s license agreements, other than those described below.

Dyax Corp. (acquired by Shire Plc in January 2016)

On September 13, 2012 the Company entered into a license agreement with Dyax whereby the Company obtained from Dyax the exclusive, worldwide license to use research, develop, manufacture and commercialize DX‑2400 in exchange for payment of $0.5 million. All payments associated with this agreement were recorded as research and development expense at the time the agreement was executed. On April 2, 2018, we gave notice of our intent to terminate this agreement effective six months from the date of notice.

MeiraGTx Ltd.

As part of a transition services agreement with MeiraGTx, the Company recognized $0.1 million of service revenue to license and other revenue during each of the three months ended March 31, 2018 and 2017. The Company received cash payments of $1.0 million and $0.3 million for service revenue earned under the transition services agreement during the three months ended March 31, 2018 and 2017, respectively. The Company has amounts receivable from MeiraGTx of approximately $6,000 and $0.9 million at March 31, 2018 and December 31, 2017, respectively. For the three months ended March 31, 2018 and 2017, the Company recorded its share of MeiraGTx’s net loss of $1.2 million and $2.6 million, respectively.

The Company maintains a 18.9% ownership in MeiraGTx at March 31, 2018, inclusive of C preferred shares issued by MeiraGTx. For accounting purposes, the Company has determined that the C preferred shares issued by MeiraGTx are not in-substance common stock. Accordingly, the Company records 36.4% of MeiraGTx’s losses, which represents what the Company’s percentage would be if only A ordinary shares were outstanding.

We assessed the applicability of ASC 810 to MeiraGTx and based on the corporate structure, voting rights and contributions of the various parties in connection with activities of MeiraGTx, determined that MeiraGTx is a variable interest entity; however, consolidation is not required as the Company is not the primary beneficiary based upon the voting and managerial structure of the entity.

The Company’s maximum exposure associated with MeiraGTx is limited to its initial equity method investment of $24.0 million, which was written down to zero at December 31, 2017 based on the Company’s absorption of MeiraGTx’s net losses. Additionally, the Company’s cost method investment in C preferred shares of $1.2 million was written down to zero at March 31, 2018 based on the Company’s allocation of its share of MeiraGTx’s net losses to the Company’s other investment in the MeiraGTx under ASC 323. At March 31, 2018, the Company has no basis in any of the investments held in MeiraGTx. As of March 31, 2018, the Company has not recorded approximately $9.0 million of unrecorded equity method losses as the basis of the Company’s investments in MeiraGTx has been written down to zero.

12.  Share‑based Compensation

2016 Equity Incentive Plan

A total of 8,523,147 shares of the Company’s common stock were authorized and reserved for issuance under the Company’s 2016 Equity Incentive Plan, as amended (the “2016 Equity Plan”) at December 31, 2017. This reserve automatically increased to 11,668,905 on January 1, 2018 and will automatically increase each subsequent anniversary through January 1, 2025, by an amount equal to the smaller of (a) 4% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (b) an amount determined by the board of directors. At March 31, 2018, there were options to purchase an aggregate of 8,374,489 shares of common stock outstanding at a weighted average price of $6.98 per share under the 2016 Equity Plan.

Total unrecognized compensation expense related to unvested options granted under the Company’s share‑based compensation plan was $10.7 million and $13.3 million at March 31, 2018 and December 31, 2017, respectively. That expense is expected to be recognized over a weighted average period of 1.8 years and 1.9 years as of March 31, 2018 and December 31, 2017, respectively. The Company recorded share‑based compensation expense under the 2016 Equity Plan of $2.6 million and $3.9 million for the three months ended March 31, 2018 and 2017, respectively.

The following table summarizes information about stock options outstanding at March 31, 2018 and December 31, 2017:

	Options Outstanding
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Balance, December 31, 2017	8,496,872	$6.96	8.83	$—
Granted	5,077	8.70
Exercised	—	—
Forfeited	(127,460)	5.33
Balance, March 31, 2018	8,374,489	$6.98	8.56	$—
Options vested and exercisable, March 31, 2018	3,951,376	$9.75	7.76	$—

The aggregate intrinsic value in the table above represents the total pre‑tax intrinsic value calculated as the difference between the fair value of the Company’s common stock at March 31, 2018  ($4.25 per share) and the exercise price, multiplied by the related in‑the‑money options that would have been received by the option holders had they exercised their options at the end of the fiscal year. This amount changes based on the fair value of the Company’s common stock.  There were no options exercised during the three months ended March 31, 2018 and 2017.

There were 5,077 stock options granted during the three months ended March 31, 2018 with a weighted-average exercise price of $8.70. During the three months ended March 31, 2017,  10,000 stock options were granted with a weighted‑average exercise price of $3.82.  The fair value of each stock option award was estimated at the date of grant using the Black‑Scholes option‑pricing model and the assumptions noted in the following table:

	Three Months Ended	Three Months Ended
	March 31, 2018	March 31, 2017
Weighted average fair value of grants	$2.20	$2.48
Expected volatility	72.94% - 74.54%	74.70%
Risk-free interest rate	2.44% - 2.72%	2.00%
Expected life (years)	5.90 - 6.00	5.75
Expected dividend yield	0%	0%

2014 Long‑term Incentive Plan (“LTIP”)

A total of 9,750 units were granted under the LTIP at March 31, 2018 and December 31, 2017.  The LTIP is payable upon the fair market value of the Company’s common stock exceeding 333% of the $6.00 grant price ($20.00) per share prior to December 7, 2024. The holders of the LTIP have no right to demand a particular form of payment, and the Company reserves the right to make payment in the form of cash or common stock.

2016 Employee Stock Purchase Plan (“2016 ESPP”)

A total of 1,801,180 shares of the Company’s common stock were reserved for issuance under the 2016 ESPP at December 31, 2017,  which increased to 2,551,180 on January 1, 2018. The 2016 ESPP was amended and restated on March 16, 2018. No shares were issued under the 2016 ESPP during the three months ended March 31, 2018. The Company issued 10,594 shares and 22,958 shares of common stock under the 2016 ESPP in October 2017 and April 2018, respectively. No meaningful compensation expense was recognized for the ESPP during the three months ended March 31, 2018 and 2017.

Warrants

The following table summarizes information about warrants outstanding at March 31, 2018 and December 31, 2017:

	Warrants	Weighted Average Exercise Price
Balance, December 31, 2017	14,722,790	$5.70
Granted	—	—
Exercised	(9,000)	3.35
Forfeited	—	—
Balance, March 31, 2018	14,713,790	$5.70

13. Accrued Expenses

Short‑term accrued expenses at March 31, 2018 and December 31, 2017 include the following (in thousands):

	March 31,	December 31,
	2018	2017
Commission payable	$2,395	$2,395
Compensation and benefits	375	758
Severance	995	1,122
Research and development	925	1,915
Other	2,568	2,387
Total Accrued Expenses	$7,258	$8,577

Commission Payable

During 2014 and 2015, the Company raised $40.4 million in gross proceeds, $37.3 million net of $3.1 million in transaction costs, through the issuance of 3,514,859 Class E redeemable convertible units. Of the $3.1 million in transaction costs, $2.4 million remains in accrued liabilities at March 31, 2018 and December 31, 2017 relating to commissions to third parties for Class E redeemable convertible raises during 2014 and 2015.

Severance

Severance balances represent contractual compensation to be paid to former employees, a significant portion of which relates to the separation agreement with Dr. Samuel D. Waksal. Effective as of February 8, 2016, Dr. Samuel D. Waksal resigned from all positions with the Company and is no longer employed by the Company in any capacity. At March 31, 2018,  accrued severance payments payable to Dr. Samuel D. Waksal total $0.9 million, which is recorded as accrued expense. At December 31, 2017, accrued severance payable to Dr. Samuel D. Waksal totaled $1.2 million, of which $1.0 million was recorded as accrued expense and $0.2 million was recorded as other long‑term liabilities. The separation agreement with Dr. Samuel D. Waksal contains certain supplement conditional payments, none of which have been met at March 31, 2018. The Company has not recorded any expense related to these conditional payments at March 31, 2018 and will continue to evaluate the probability of these conditional payments.

Research and development

The Company has contracts with third parties for the development of the company’s product candidates. The timing of the expenses varies depending upon the timing of initiation of clinical trials and enrollment of patients in clinical trials. At March 31, 2018 and December 31, 2017, accrued research and development expenses for which the Company has not yet been invoiced totaled $0.9 million and $1.9 million, respectively.

14. Commitments

The Company’s commitments are disclosed in the audited financial statements included in Item 8 of the Annual Report on Form 10-K as of and for the year ended December 31, 2017. Since the date of such financial statements, there have been no changes to the Company’s commitments.

Licensing Commitments

The Company has entered into several license agreements for products currently under development (Note 11). The Company may be obligated in future periods to make additional payments, which would become due and payable only upon the achievement of certain research and development, regulatory, and approval milestones. The specific timing of such milestones cannot be predicted and depends upon future discretionary clinical developments as well as regulatory agency actions which cannot be predicted with certainty (including action which may never occur). These additional contingent milestone payments aggregate to $400.4 million at March 31, 2018. Any payments made prior to U.S. Food and Drug Administration (FDA) approval will be expensed as research and development. Payments made after FDA approval will be capitalized.

Further, under the terms of certain licensing agreements, the Company may be obligated to pay commercial milestones contingent upon the realization of sales revenues and sublicense revenues. Due to the long‑range nature of such commercial milestones, they are neither probable at this time nor predictable, and consequently are not included in the additional contingent milestone payment amount.

15. Contingencies

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

Legal Proceedings

The Glodek Litigation

On July 25, 2016, Kevin Glodek filed and served a Summons with Notice against Kadmon Holdings, LLC and Kadmon Holdings, Inc. in the New York State Supreme Court, for the county of New York, for an amount of no less than $2.8 million with interest, plus costs and disbursements. Company counsel demanded a complaint and that complaint was served and filed on September 6, 2016. In the complaint, Glodek alleges fraud, misrepresentation, breach of contract, breach of the implied covenant of good faith and fair dealing, and unjust enrichment, for amounts to be determined at trial, but in no event less than $4 million with interest, plus costs and disbursements. Glodek’s claims arise out of a 2015 settlement agreement, in which he released all claims he had against Kadmon Holdings, LLC and Kadmon Holdings, Inc. On September 21, 2016, Glodek filed an Amended Summons and an Amended Complaint adding Steven N. Gordon and Mr. Poukalov as named defendants. All defendants moved (i) to dismiss the Amended Complaint and (ii) for sanctions or, in the alternative, to disqualify Glodek’s counsel. Argument on the motions was conducted on January 24, 2017 before the Honorable Anil Singh. On April 18, 2017, the complaint was dismissed in its entirety. Glodek filed a Notice of Appeal on May 18, 2017, and had 9 months within which to “perfect” his appeal by filing a brief and the record. Defendants filed a Notice of Cross Appeal on May 18, 2017. Glodek filed a motion to expand his time to perfect his appeal, and this motion was granted thereby extending the deadline to perfect his appeal and for the defendants to file their cross appeal(s) to September 2018.

16. Related Party Transactions

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

17. Income Taxes

The Company files a consolidated tax return for Kadmon Holdings, Inc. and its domestic subsidiaries and the required information returns for its international subsidiaries, all of which are wholly owned. Where permitted, the Company files combined state returns, but in some instances separate company returns for certain subsidiaries on a stand‑alone basis are required.

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred tax assets relate primarily to its net operating loss carryforwards and other balance sheet basis differences. In accordance with ASC 740, “Income Taxes,” the Company recorded a valuation allowance to fully offset the gross deferred tax asset, because it is more likely than not that the Company will not realize future benefits associated with these deferred tax assets at March 31, 2018 and December 31, 2017. There was no change in deferred tax liability for the three months ended March 31, 2018 and 2017. For the three months ended March 31, 2017, the Company recorded income tax expense of $0.3 million related to the $2.0 million milestone payments received from Jinghua. No income tax expense was recorded for the three months ended March 31, 2018.

18. Subsequent Events

Share‑based Compensation

On April 3, 2018 (“Grant Date”) the Compensation Committee of the Board of Directors approved a grant of nonqualified performance-based stock options (“Options”) under the 2016 Equity Plan to certain of Kadmon’s executive officers. The Company granted 982,500 Options to the President and Chief Executive Officer, 307,500 Options to the Executive Vice President and Chief Financial Officer and 307,500 Options to the Executive Vice President, General Counsel, Chief Administrative, Compliance and Legal Officer (each, a “Grantee”), which represents the maximum number of Options that may be earned if all three performance milestones (each, a “Performance Goal”) are achieved during the three-year period following the Grant Date (the “Performance Period”), as described below. If two of the three Performance Goals are achieved during the Performance Period, two-thirds of the Options may be earned (the “Target” number of Options), and if one of the three Performance Goals are achieved during the Performance Period (the minimum performance threshold for the Options), one-third of the Options is earned. In addition to the achievement of the Performance Goals, the Options are also subject to time-based vesting requirements. Each Option was granted with an exercise price of $4.06 per share and does not contain any voting rights.

The Options may be earned based on the achievement of three separate Performance Goals related to Kadmon’s operating and research and development activities during the Performance Period, subject to the Grantee’s employment through the achievement date. If no Performance Goals are achieved during the Performance Period, the Options will be forfeited. Any Options earned upon the achievement of a Performance Goal will generally vest in three equal installments on specified vesting dates between the date of achievement of the Performance Goal and the third anniversary of the Grant Date based on continued employment; provided, that, if the relevant achievement date for a Performance Goal occurs after the second anniversary of the Grant Date, the full vesting of the Options earned will occur on the one year anniversary of the date of achievement of the applicable Performance Goal.

Unvested Options will be forfeited upon the Grantee’s termination of employment, unless the Grantee is terminated by Kadmon without cause or resigns for good reason or due to the Grantee’s death or disability, in which case earned but unvested Options will accelerate and vest (and unearned Options will be forfeited). If the Grantee is terminated by Kadmon for cause, all Options, whether earned, unearned, vested or unvested, will be forfeited. If a change in control (as defined in the 2016 Equity Plan) occurs during the Performance Period, the Target number of Options will be deemed earned (if not previously earned), and any unearned Options will be forfeited. In addition, following a change in control (whether such change in control occurs within or after three years following the Grant Date), and subject to the terms of the 2016 Equity Plan, Options earned upon such change in control will vest on the first anniversary of the change in control based on continued employment, and any Options earned prior to the change in control will vest no later than the first anniversary of the change in control based on continued employment; provided, that, in each case, any unvested Options will vest upon a Grantee’s earlier termination by Kadmon without cause or resignation for good reason.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing in this Quarterly Report on Form 10-Q and those in included in Item 8 of the Annual Report on Form 10-K as of and for the year ended December 31, 2017.  Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business and related financing, includes forward‑looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in, or implied by, the forward‑looking statements contained in the following discussion and analysis.

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

Our operations to date have been focused on developing first‑in‑class innovative therapies for indications with significant unmet medical needs while leveraging our commercial infrastructure. We have never been profitable and had an accumulated deficit of $234.3 million at March 31, 2018. Our net losses were $20.4 million and $17.6 million for the three months ended March 31, 2018 and 2017, respectively. Although our commercial business generates revenue, we expect to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our development of, and seek regulatory approvals for, our additional product candidates, hire additional personnel and initiate commercialization of any products that receive regulatory approval. We anticipate that our expenses will increase substantially if, or as, we:

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

Components of Statement of Operations

Revenue

Our revenue is substantially derived from sales of our portfolio of products, including our ribavirin portfolio of products and to a lesser extent sales of tetrabenazine and valganciclovir. No meaningful revenue has been generated from sales of our other products. Revenue also includes the recognition of upfront licensing fees and milestone payments received primarily from our license agreements with AbbVie and Jinghua.

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

Other income (expense)

Other income (expense) is comprised of interest income earned on cash and cash equivalents and restricted cash and interest expense on our outstanding indebtedness, including non‑cash interest related to the amortization of debt discount, debt premium, and deferred financing costs associated with our indebtedness. Our loss on equity method investment in MeiraGTx, as well as, gains and losses arising from changes in fair value of our financial instruments are recognized in other income (expense) in the consolidated statements of operations. Such financial instruments include warrant liabilities for which cash settlement features exist. The change in fair value is based upon the fair value of the underlying security at the end of each reporting period, as calculated using the Black‑Scholes option pricing model in the case of warrant liabilities.

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

Income taxes

We file a consolidated tax return for Kadmon Holdings, Inc. and its domestic subsidiaries and the required information returns for its international subsidiaries, all of which are wholly owned. Where permitted, we file combined state returns, but in some instances separate company returns for certain subsidiaries on a stand alone basis are required. At March 31, 2018 and December 31, 2017, we had a deferred tax liability of $0.9 million and a full valuation allowance for our deferred tax assets.

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

Critical accounting policies

The Company’s significant accounting policies are disclosed in the audited financial statements for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K filed on March 6, 2018 with the Securities Exchange Commission (“SEC”) pursuant to the Securities Act of 1933, as amended (“Securities Act”). Since the date of such financial statements, there have been no changes to the Company’s significant accounting policies except for the change in revenue recognition (See Note 3 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q).

Recent Accounting Pronouncements

See Note 3 of the notes to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a summary of recently issued and adopted accounting pronouncements.

Results of Operations

Three months ended March 31, 2018 and 2017

	Three Months Ended
	March 31,
	2018	2017
	(unaudited)
	(in thousands)
Revenues
Net sales	$274	$2,336
License and other revenue	159	3,230
Total revenue	433	5,566
Cost of sales	199	567
Write‑down of inventory	147	370
Gross profit	87	4,629
Operating expenses:
Research and development	9,780	8,447
Selling, general and administrative	8,250	10,118
Total operating expenses	18,030	18,565
Loss from operations	(17,943)	(13,936)
Other expense	2,498	3,315
Income tax expense	—	316
Net loss	$(20,441)	$(17,567)
Deemed dividend on convertible preferred stock	490	469
Net loss attributable to common stockholders	$(20,931)	$(18,036)

Revenues

Total revenue decreased by 91.6%, or approximately $5.1 million, from $5.6 million for the three months ended March 31, 2017 to $0.4 million for the three months ended March 31, 2018. The decrease in total revenue for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 was primarily attributable to the decline in sales of our ribavirin portfolio of products. The decrease was partially offset by sales of tetrabenazine and valganciclovir of $0.2 million and $0.4 million for the three months ended March 31, 2018 and 2017, respectively. Total revenue for the three months ended March 31, 2017 included a $2.0 million milestone payment earned pursuant to a license agreement entered into with Jinghua to develop products using human monoclonal antibodies while no such revenue was recognized for the three months ended March 31, 2018. We recognized previously deferred revenue from our license and collaboration agreements amounting to $1.1 million for the three months ended March 31, 2017 while no such revenue was recognized for the three months ended March 31, 2018 due to the Company’s adoption of ASC 606 (see Note 3 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q). Service revenue from our affiliate MeiraGTx was $0.1 million for each of the three months ended March 31, 2018 and 2017.

Foreign product sales represented approximately  1.0% and 43.8% of total product sales for the three months ended March 31, 2018 and 2017, respectively, the majority of which were sales to the Netherlands.

Sales from our ribavirin portfolio continued to decline throughout 2017 and into 2018, from $1.9 million for the three months ended March 31, 2017, to immaterial sales revenue for the three months ended March 31, 2018, as the treatment landscape for chronic HCV infection has rapidly evolved, with multiple ribavirin‑free treatment regimens, including novel direct‑acting antivirals, having entered the market and becoming the new standard of care. As a result, we do not expect sales of our ribavirin portfolio of products to contribute to revenue beyond 2018.

Cost of sales

Cost of sales was $0.2 million and $0.6 million for the three months ended March 31, 2018 and 2017, respectively, which relates primarily to sales of our ribavirin portfolio of products, tetrabenazine and valganciclovir.

Write‑down of inventory

We recognized $0.1 million and $0.4 million of inventory write‑downs during the three months ended March 31, 2018 and 2017, respectively, of our Ribasphere inventory based on our expectation that such inventory will not be sold prior to reaching its product expiration date.

Research and development expenses

Research and development expenses increased by 15.4%, or approximately $1.4 million, to $9.8 million for the three months ended March 31, 2018 from $8.4 million for the three months ended March 31, 2017. The increase in research and development expense for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017, was primarily related to development of the Company’s most advanced product candidates KD025 and tesevatinib.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased by 18.8%, or approximately $1.8 million, to $8.3 million for the three months ended March 31, 2018 from $10.1 million for the three months ended March 31, 2017.  The decrease in selling, general and administrative expense is primarily related to a non-cash decrease in share-based compensation of $1.6 million related to an option grant to our Chief Executive Officer in July 2016.

Other expense

The following table provides components of other expense:

	Three Months Ended
	March 31,
	2018	2017
	(unaudited)
	(in thousands)
Interest expense	$951	$902
Amortization of deferred financing costs and debt discount and premium	514	698
Change in fair value of financial instruments	(141)	(906)
Loss on equity method investment	1,242	2,634
Other income	(68)	(13)
Other expense	$2,498	$3,315

For the three months ended March 31, 2018 and 2017, other expense consisted primarily of interest expense and other costs related to our debt of $1.5 million and $1.6 million, respectively, loss on equity method investment in MeiraGTx of $1.2 million and $2.6 million, respectively, partially offset by a change in the fair value of financial instruments of $0.1 million and $0.9 million for the three months ended March 31, 2018 and 2017, respectively.

Income taxes

For the three months ended March 31, 2017, we recorded income tax expense of $0.3 million related to the $2.0 million milestone payments received from Jinghua in the respective periods. No income tax expense was recorded for the three months ended March 31, 2018.

Deemed Dividend

We issued 30,000 shares of 5% convertible preferred stock which accrues dividends at a rate of 5% and converts into shares of our common stock at a 20% discount to the price per share of our common stock of $12.00 in the IPO. We accrued dividends on the 5% convertible preferred stock of $0.4 million for each of the three months ended March 31, 2018 and 2017. Approximately $1.4 million of accrued dividends that were payable on June 30, 2017 was added to the stated liquidation preference amount of the 5% convertible preferred stock, which totaled $31.4 million at March 31, 2018.

Liquidity and Capital Resources

Overview

Since inception, we have incurred operating losses and anticipate that we will continue to incur operating losses for the next several years. We expect that our research and development and selling, general and administrative expenses will continue to increase as we develop our product candidates. As a result, we will need additional capital to fund our operations, which we may raise through a combination of equity offerings, debt financings, other third‑party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. As set forth in the 2015 Credit Agreement, which matures on June 17, 2018, we are required to comply with certain financial covenants. No assurances can be given that we will be able to comply with these covenants or that we will be able to refinance this debt on or before the maturity date. At March 31, 2018, we had $49.2 million in cash and cash equivalents and $2.1 million in restricted cash pursuant to leases for our facilities located in New York, New York, and Cambridge, Massachusetts. Our existing cash is expected to continue to enable us to advance our planned Phase 2 clinical studies for KD025 and tesevatinib and advance certain of our other pipeline product candidates.

Going Concern

The accompanying financial statements have been prepared in conformity with GAAP, which contemplate our continuation as a going concern. We have not established a source of revenues sufficient to cover our operating costs, and as such, have been dependent on funding operations through the issuance of debt and sale of equity securities. We expect to incur further losses over the next several years as we develop our business. Further, at March 31, 2018, we had working capital of $1.3 million. Our accumulated deficit amounted to $234.3 million and $237.4 million at March 31, 2018 and December 31, 2017, respectively. Net cash used in operating activities was $17.1 million and $15.7 million for the three months ended March 31, 2018 and 2017, respectively.

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

Sources of Liquidity

Since our inception through March 31, 2018, we have raised net proceeds from the issuance of equity and debt. At March 31, 2018, we had $33.5 million of outstanding loans under the 2015 Credit Agreement that matures in June 2018. As of the date hereof, we are not in default under the terms of the 2015 Credit Agreement. The Company maintained cash and cash equivalents of $49.2 million at March 31, 2018.

The following table sets forth the primary sources and uses of cash and cash equivalents for each period set forth below:

	Three Months Ended
	March 31,
	2018	2017
	(unaudited)
	(in thousands)

Net cash provided by (used in):
Operating activities	$(17,109)	$(15,691)
Investing activities	(127)	(83)
Financing activities	(1,114)	22,730
Net (decrease) increase in cash and cash equivalents	$(18,350)	$6,956

Operating Activities

The net cash used in operating activities was $17.1 million for the three months ended March 31, 2018, and consisted primarily of a net loss of $20.4 million adjusted for $4.6 million in non‑cash items, including the depreciation and amortization of fixed assets of $0.3 million, amortization of deferred financing costs, debt discount and debt premium of $0.5 million, loss on equity method investment of $1.2 million and share‑based compensation expense of $2.6 million, as well as, a net decrease in operating assets and liabilities of $1.4 million. The significant items in the change in operating assets and liabilities include a decrease of $1.1 million in accounts payable, accrued expenses and other liabilities, an increase in prepaid and other assets of $0.4 million due to timing of payments for certain services, and a decrease in inventories of $0.4 million, partially offset by a decrease in accounts receivable of $0.6 million due to timing of collections from our customers. The net loss was primarily driven by selling, general and administrative expenses of $8.3 million, research and development expense related to the advancement of our clinical product candidates of $9.8 million and interest paid on our debt of $1.0 million, partially offset by the net sales (less cost of sales) of our portfolio of products of $0.1 million.

The net cash used in operating activities was $15.7 million for the three months ended March 31, 2017, and consisted primarily of a net loss of $17.6 million adjusted for $7.7 million non‑cash items, including the depreciation and amortization of fixed assets of $0.5 million, amortization and write-off of deferred financing costs and debt discount of $0.7 million, loss on equity method investment of $2.6 million, and share‑based compensation expense of $3.9 million, as well as, a net increase in operating assets and liabilities of $5.3 million. The significant items in the change in operating assets and liabilities include an increase of $2.4 million in accounts payable, accrued expenses and other liabilities, an increase in accounts receivable of $0.6 million due to timing of collections from our customers and an increase in prepaid and other assets of $1.2 million due to timing of payments for certain services,  and a  decrease in deferred revenue of $1.1 million primarily related to the recognition of the $44.0 million upfront payment from the license agreement with AbbVie. The net loss, adjusted for non‑cash items, was primarily driven by selling, general and administrative expenses of $10.1 million, research and development expense related to the advancement of our clinical product candidates of $8.4 million and interest paid on our debt of $0.9 million, partially offset by the net sales (less cost of sales) of our ribavirin portfolio of products of $1.8 million and milestone revenue from our license agreement with Jinghua amounting to $2.0 million.

Investing Activities

Net cash used in investing activities was $0.1 million for the three months ended March 31, 2018 consisting of costs related to the purchase of property and equipment, primarily related to in‑house software. Net cash used in investing activities was $0.1 million for the three months ended March 31, 2017 consisting of costs related to leasehold improvements at our clinical office in Cambridge, MA and the purchase of property and equipment, primarily related to in‑house software purchased to support our internal clinical data management group.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2018 was $1.1 million, consisting primarily of principal payments related to the 2015 Credit Agreement. Net cash provided by financing activities for the three months ended March 31, 2017 was $22.7 million, consisting primarily of proceeds from the issuance of common stock and warrants in our 2017 Private Placement.

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

The expected use of our cash and cash equivalents at March 31, 2018 represents our intentions based upon our current plans and business conditions, which could change in the future as our plans and business conditions evolve. The amounts and timing of our actual expenditures may vary significantly depending on numerous factors, including the progress of our development, the status of, and results from, clinical trials, the potential need to conduct additional clinical trials to obtain approval of our product candidates for all intended indications, as well as any additional collaborations that we may enter into with third parties for our product candidates and any unforeseen cash needs. As a result, our management will retain broad discretion over the allocation of our existing cash and cash equivalents. In addition, we anticipate the need to raise additional funds from the issuance of additional equity, and our management will retain broad discretion over the allocation of those funds as well.

Contractual Obligations and Commitments

There have been no material changes in our contractual obligations and commitments during the three months ended March 31, 2018 from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2017.

Off‑balance Sheet Arrangements

During the periods presented we did not have, and we do not currently have, any off‑balance sheet arrangements, as defined under the SEC rules.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Our market risks as of March 31, 2018 have not changed materially from those discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2017.

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

As of March 31, 2018, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of March 31, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Please refer to Note 15 of the notes to our unaudited consolidated financial statements included elsewhere in this

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

Since inception, we have incurred substantial operating losses. Our consolidated net loss was $20.4 million and $17.6 million for the three months ended March 31, 2018 and 2017, respectively. Our accumulated deficit was $234.3 million and $237.4 million at March 31, 2018 and December 31, 2017, respectively.

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

Since our inception, we have incurred substantial indebtedness in order to fund acquisitions, research and development activities and the operations of our commercial pharmaceutical business. At March 31, 2018, we had approximately $33.5 million outstanding under our senior secured non‑convertible term loan (the 2015 Credit Agreement), which has a maturity date of June 17, 2018. In addition, we have incurred recurring losses from operations and have an accumulated deficit of $234.3 million at March 31, 2018.

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

Our 2015 Credit Agreement matures on June 17, 2018. Pursuant to the 2015 Credit Agreement, we are required to comply with certain financial covenants. A failure to comply with these covenants is an event of default, which, if not cured or waived, could result in the acceleration of the debt under our 2015 Credit Agreement. No assurances can be given that we will be able to comply with these covenants or that we will be able to refinance this debt on or before the maturity date.

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

Based on our recurring losses from operations, the deficiency in stockholders’ capital and the June 17, 2018 maturity date of the 2015 Credit Agreement, our independent registered public accounting firm has included an explanatory paragraph in its report on our consolidated financial statements as of and for the year ended December 31, 2017 expressing substantial doubt about our ability to continue as a going concern. We expect to incur further losses over the next several years as we develop our business, and we will require significant additional funding to continue operations. If we are unable to continue as a going concern, we may be unable to meet our debt obligations, which could result in an acceleration of our obligation to repay such amounts, and we may be forced to liquidate our assets. In such a scenario, the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements.

We are or have been party to certain litigation, which could adversely affect our business, results of operations and financial condition.

We are party to, or have been party to, various litigation claims and legal proceedings. We believe that the plaintiff’s claims in the currently ongoing litigation (which is in the appellate process ) have no merit and intend to vigorously defend the action. We similarly believe that the plaintiffs’ claims in recent litigations also had no merit. However, litigation is inherently uncertain, and any adverse outcome(s) could negatively affect our business, results of operations and financial condition. In addition, litigation can involve significant management time and attention and be expensive, regardless of outcome. During the course of litigation, there may be announcements of the results of hearings and motions and other interim developments related to the litigation. If securities analysts or investors regard these announcements as negative, the trading price of our shares of common stock may decline. In addition, we evaluate these litigation claims and legal proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these assessments and estimates, we establish reserves or disclose the relevant litigation claims or legal proceedings, as appropriate. These assessments and estimates are based on the information available to management at the time and involve a significant amount of management judgment. Actual outcomes or losses may differ materially from our current assessments and estimates. See Note 15, “Contingencies” of the notes to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information.

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

There are products already approved for many of the diseases we are targeting. Many of these approved products are well established therapies and are widely accepted by physicians, patients and third-party payors. This may make it difficult for us to achieve our business strategy of replacing existing therapies with our product candidates. Our commercial operations face significant direct competition and our competitors may develop products that are safer, more effective, more convenient or less costly than any that we are developing or that would render our product candidates obsolete or non-competitive. Our competitors may also obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours..

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

Our current and, in part, our future revenue depends upon continued sales of our ribavirin portfolio of products, which has represented a substantial portion of our total revenues to date. No meaningful revenue was generated from sales of our other products for the years ended December 31, 2017, 2016 and 2015, and a meaningful portion of our revenue will likely be dependent on sales from our ribavirin product portfolio for the near future.

RibaPak and Ribasphere face significant direct competition from other generic high-dose ribavirin offerings, as well as competition from lower dose and lower cost generic versions of ribavirin. With scrutiny on drug costs, payors may look for ways to reduce their overall cost of treatment by switching from RibaPak and other generic high-dose formulations of ribavirin to a lower dose and lower cost generic version of ribavirin. If healthcare providers receive pressure from patients, or they are encouraged by insurers, to prescribe less expensive generics, or insurers impose additional formulary controls or restrictions on coverage of RibaPak and Ribasphere, our revenue would be significantly harmed.

Additionally, our competitors have developed and introduced and are continuing to develop and introduce additional products for chronic HCV infection that may, or may not, require the use of ribavirin in combination, or may require lower doses or shorter durations of treatment with ribavirin.

The treatment of chronic HCV infection is rapidly changing as multiple new therapies have entered, such as Viekira Pak (AbbVie), Harvoni (Gilead Sciences, Inc.), Olysio (Janssen Pharmaceuticals, Inc.) and Zepatier (Merck & Co.), and will continue to enter the market that (either now or in the future) may not require the use of ribavirin as part of the treatment protocol. Multiple ribavirin free treatment regimens, including novel direct acting antivirals, have entered the market and become the new standard of care. As a result, we expect sales of our ribavirin portfolio of products to continue to decline in 2018 and beyond.

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

If we or one of our licensing partners initiated legal proceedings against a third party to enforce a patent covering one of our product candidates, the defendant could counterclaim that the patent covering our product candidate is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Although we have conducted due diligence on patents we have exclusively in-licensed, the outcome following legal assertions of invalidity and unenforceability during patent litigation is unpredictable. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the U.S. PTO, or made a misleading statement, during prosecution. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, post-grant review, inter partes review, interference proceedings, derivation proceedings,and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). Such proceedings could result in revocation or amendment to our patents in such a way that they no longer cover our products and product candidates. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art of which we and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our product candidates. Such a loss of patent protection would have a material adverse impact on our business.

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

We are dependent on patents, know-how and proprietary technology, both our own and licensed from others. We are party to intellectual property license agreements with third parties and expect to enter into additional license agreements in the future. Our current license agreements impose, and we expect that future license agreements will impose, various diligence, development, commercialization, payment and other obligations. If we fail to comply with our obligations under these agreements, the licensor may have the right to terminate the license agreement or may exercise a right to have the intellectual property that we license returned. For example, under our exclusive sub-license agreement for KD025 with NT Life and SLx, if we fail to comply with our diligence obligations, the former owners of the intellectual property licensed under such agreement may require us and our licensors to return such intellectual property, in which case our license to such intellectual property would terminate. Any termination of these licenses could result in the loss of significant rights and could have a material adverse effect on our ability to commercialize our product candidates, including KD025.

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

We plan to continue to develop and commercialize novel drugs that will have a significant clinical impact on important unmet medical needs while we continue to market our commercial products to eligible patients to generate revenue. Absent a successful launch of one or more of our product candidates, we expect our total revenue to be de minimis. In order to maintain a strong financial position, we are focusing our investment on development programs for our most advanced product candidates. In an effort to mitigate our drug development risk and improve our chance of ultimate commercial success, we are developing multiple product candidates in a wide variety of disease indications. There can be no assurance that our development programs will be successful or that our research programs will result in drugs that we can successfully develop and commercialize.

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

At March 31, 2018, we had 101 full‑time employees. As our development and commercialization plans and strategies develop, we expect to expand our employee base for managerial, operational, sales, marketing, financial and other resources. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. Also, our management may need to divert a disproportionate amount of their attention away from our day‑to‑day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations which may result in weaknesses in our infrastructure, give rise to operational errors, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of existing and additional product candidates. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate and/or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively with others in our industry will depend, in part, on our ability to effectively manage any future growth.

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

Shares of our convertible preferred stock are convertible into shares of our common stock and, upon conversion, would dilute your percentage of ownership.

Concurrently with the closing of our IPO, we issued 30,000 shares of our convertible preferred stock pursuant to an exchange agreement with holders of our Senior Convertible Term Loan. Holders of the convertible preferred stock shall be entitled to receive a cumulative dividend at an annual rate of 5% of the sum of the original purchase price per share of convertible preferred stock plus any dividend arrearages. In addition, holders of the convertible preferred stock shall be entitled to receive dividends paid or payable on our common stock with respect to the number of shares of our common stock into which each share of convertible preferred stock is then convertible at the then applicable conversion price. Shares of our convertible preferred stock are convertible at any time at the option of the holder into shares of our common stock at a conversion price equal to their original purchase price plus any accrued but unpaid dividends. At March 31, 2018, 3,392,592 shares of our common stock are issuable upon conversion of our convertible preferred stock. This issuance of common stock upon the conversion would dilute the percentage ownership of holders of our common stock by approximately 4.3% at March 31, 2018. The dilutive effect of the conversion of these securities may adversely affect our ability to obtain additional equity financing.

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

Our executive officers, directors and holders of 5% or more of our capital stock, together with their respective affiliates, beneficially owned 63.3% of our capital stock as of May 4, 2018, of which 3.6% is beneficially owned by our executive officers. Accordingly, our executive officers, directors and principal stockholders are able to determine the composition of the board of directors, retain the voting power to approve all matters requiring stockholder approval, including mergers and other business combinations, and continue to have significant influence over our operations. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us that you may believe are in your best interests as one of our stockholders. This in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove the board of directors or management.

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

3.3	Bylaws of Kadmon Holdings, Inc. (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37841), filed with the SEC on August 1, 2016).
10.1*	Amended and Restated Kadmon Holdings, Inc. 2016 Employee Stock Purchase Plan.
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
101*

The following materials from the Kadmon Holdings, Inc. Form 10-Q for the quarter ended March 31, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017, (ii) Consolidated Statements of Operations for the three months ended March 31, 2018 and 2017, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017, and (iv) Notes to the Financial Statements.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 8, 2018	By:	/s/ Harlan W. Waksal Harlan W. Waksal President and Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2018	By:	/s/ Konstantin Poukalov Konstantin Poukalov Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date: May 8, 2018	By:	/s/ Charles Darder
Charles Darder Controller
(Principal Accounting Officer)