Form 10-Q
period 2018-06-30
Kadmon Holdings, Inc.
filed 2018-08-09
CIK 1557142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________________

FORM 10-Q

_______________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

The number of shares of the registrant’s common stock outstanding as of August 4, 2018 was 113,101,776.

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

Forward‑looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward‑looking statements. We believe that these factors include, but are not limited to, the following:

•	the initiation, timing, progress and results of our preclinical studies and clinical trials, and our research and development programs;
•	our ability to advance product candidates into, and successfully complete, clinical trials;
•	our reliance on the success of our product candidates;
•	the timing or likelihood of regulatory filings and approvals;
•	our ability to expand our sales and marketing capabilities;
•	the commercialization of our product candidates, if approved;
•	the pricing and reimbursement of our product candidates, if approved;
•	the implementation of our business model, strategic plans for our business, product candidates and technology;
•	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;
•	our ability to operate our business without infringing, misappropriating or otherwise violating the intellectual property rights and proprietary technology of third parties;
•	cost associated with defending or enforcing, if any, intellectual property infringement, misappropriation or
•	other intellectual property violation, product liability and other claims;
•	regulatory and governmental policy developments in the United States, Europe and other jurisdictions;
•	estimates of our expenses, future revenues, capital requirements and our needs for additional financing;
•	the potential benefits of strategic collaboration agreements and our ability to enter into strategic arrangements;
•	our ability to maintain and establish collaborations or obtain additional grant funding;
•	the rate and degree of market acceptance, if any, of our product candidates, if approved;
•	developments relating to our competitors and our industry, including competing therapies;
•	our ability to effectively manage our anticipated growth;
•	our ability to attract and retain qualified employees and key personnel;
•	our ability to achieve cost savings and benefits from our efforts to streamline our operations and to not harm our business with such efforts;
•	our expectations regarding the period during which we qualify as an emerging growth company under the Jumpstart Our Business Startups Act (JOBS Act);
•	statements regarding future revenue, hiring plans, expenses, capital expenditures, capital requirements and share performance;
•	litigation, including costs associated with prosecuting or defending pending or threatened claims and any adverse outcomes or settlements not covered by insurance;
•	our expected use of cash and cash equivalents and other sources of liquidity;
•	our ability to amend or refinance the 2015 Credit Agreement due August 31, 2018;
•	the future trading price of the shares of our common stock and impact of securities analysts’ reports on these prices;
•	the future trading price of our equity investments and our potential inability to sell those securities if needed; and
•	other risks and uncertainties, including those listed under the caption “Risk Factors.”

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

PART I. FINANCIAL INFORMATION

Kadmon Holdings, Inc.

Consolidated balance sheets

(in thousands, except share amounts)

	June 30,	December 31,
	2018	2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$131,470	$67,517
Accounts receivable, net	534	325
Accounts receivable from affiliates	—	861
Inventories, net	665	201
Prepaid expenses and other current assets	1,613	1,109
Total current assets	134,282	70,013
Fixed assets, net	4,233	4,292
Goodwill	3,580	3,580
Restricted cash	2,116	2,116
Investment, equity securities	40,508	—
Investment, at cost	2,300	3,542
Other noncurrent assets	4	9
Total assets	$187,023	$83,552

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,031	$8,008
Accrued expenses	7,975	8,577
Deferred revenue	—	4,400
Fair market value of financial instruments	1,334	1,952
Secured term debt – current	28,046	33,707
Total current liabilities	43,386	56,644
Deferred revenue	—	19,617
Deferred rent	4,344	4,347
Deferred tax liability	377	939
Other long term liabilities	68	247
Total liabilities	48,175	81,794
Commitments and contingencies (Note 14 and 15)
Stockholders’ equity:
Convertible Preferred Stock, $0.001 par value; 10,000,000 shares authorized at June 30, 2018 and December 31, 2017; 30,000 shares issued and outstanding at June 30, 2018 and December 31, 2017	41,201	40,220
Common Stock, $0.001 par value; 200,000,000 shares authorized at June 30, 2018 and December 31, 2017; 113,101,776 and 78,643,954 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	113	79
Additional paid-in capital	310,831	198,856
Accumulated deficit	(213,297)	(237,397)
Total stockholders’ equity	138,848	1,758
Total liabilities and stockholders’ equity	$187,023	$83,552

See accompanying notes to consolidated financial statements

Kadmon Holdings, Inc.

Consolidated statements of operations (unaudited)

(in thousands,  except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues
Net sales	$161	$1,698	$435	$4,034
License and other revenue	198	1,259	357	4,489
Total revenue	359	2,957	792	8,523
Cost of sales	103	266	302	833
Write-down of inventory	98	373	245	743
Gross profit	158	2,318	245	6,947
Operating expenses:
Research and development	10,178	10,056	19,958	18,503
Selling, general and administrative	8,812	9,902	17,062	20,020
Total operating expenses	18,990	19,958	37,020	38,523
Loss from operations	(18,832)	(17,640)	(36,775)	(31,576)
Other expense (income):
Interest income	(139)	(21)	(208)	(33)
Interest expense	1,338	1,430	2,803	3,030
Change in fair value of financial instruments	(463)	180	(604)	(726)
Loss on equity method investment	—	3,095	1,242	5,729
Unrealized gain on equity securities	(40,508)	—	(40,508)	—
Other income	(3)	(10)	(2)	(11)
Total other expense (income)	(39,775)	4,674	(37,277)	7,989
Income (loss) before income tax	20,943	(22,314)	502	(39,565)
Income tax expense (benefit)	(562)	—	(562)	316
Net income (loss)	$21,505	$(22,314)	$1,064	$(39,881)
Deemed dividend on convertible preferred stock	491	469	981	938
Net income (loss) attributable to common stockholders	$21,014	$(22,783)	$83	$(40,819)

Basic net income (loss) per share of common stock	$0.25	$(0.44)	$0.00	$(0.83)
Diluted net income (loss) per share of common stock	$0.24	$(0.44)	$0.00	$(0.83)

Weighted average basic shares of common stock outstanding	85,004,107	51,846,521	81,844,677	49,191,727
Weighted average diluted shares of common stock outstanding	90,164,248	51,846,521	82,216,399	49,191,727

See accompanying notes to consolidated financial statements

Kadmon Holdings, Inc.

Consolidated statements of stockholders’ equity (unaudited)

(in thousands, except share amounts)

	Preferred stock		Common stock		Additional paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	Deficit	Total
Balance, December 31, 2017	30,000	$40,220	78,643,954	$79	$198,856	$(237,397)	$1,758
Share-based compensation expense	—	—	—	—	5,595	—	5,595
Common stock issued in public offering, net	—	—	34,303,030	34	105,727	—	105,761
Common stock issued for warrant exercises	—	—	131,834	—	588	—	588
Common stock issued under ESPP plan	—	—	22,958	—	65	—	65
Cumulative effect of change in accounting principle - ASC 606 adoption	—	—	—	—	—	24,017	24,017
Beneficial conversion feature on convertible preferred stock	—	196	—	—	—	(196)	—
Accretion of dividends on convertible preferred stock	—	785	—	—	—	(785)	—
Net income	—	—	—	—	—	1,064	1,064
Balance, June 30, 2018	30,000	$41,201	113,101,776	$113	$310,831	$(213,297)	$138,848

See accompanying notes to consolidated financial statements

Kadmon Holdings, Inc.

Consolidated statements of cash flows (unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$1,064	$(39,881)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization of fixed assets	702	927
Write-down of inventory	245	743
Amortization of deferred financing costs	228	255
Amortization of debt discount	1,030	1,146
Amortization of debt premium	(345)	(188)
Share-based compensation	5,595	7,580
Change in fair value of financial instruments	(604)	(726)
Loss on equity method investment	1,242	5,729
Unrealized gain on equity securities	(40,508)	—
Deferred tax liability	(562)	—
Bad debt expense	3	—
Changes in operating assets and liabilities:
Accounts receivable, net	649	(402)
Inventories, net	(709)	69
Prepaid expenses and other assets	(499)	(1,171)
Accounts payable	(2,092)	(936)
Accrued expenses, other liabilities and deferred rent	(784)	(2,577)
Deferred revenue	—	(2,200)
Net cash used in operating activities	(35,345)	(31,632)

Cash flows from investing activities:
Purchases of fixed assets	(528)	(309)
Net cash used in investing activities	(528)	(309)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net	105,761	22,094
Payment of financing costs	—	(20)
Principal payments on secured term debt	(6,574)	—
Proceeds from issuance of ESPP shares	65	—
Proceeds from exercise of warrants	574	—
Net cash provided by financing activities	99,826	22,074
Net increase (decrease) in cash, cash equivalents and restricted cash	63,953	(9,867)
Cash, cash equivalents and restricted cash, beginning of period	69,633	38,209
Cash, cash equivalents and restricted cash, end of period	$133,586	$28,342

Components of cash, cash equivalents, and restricted cash
Cash and cash equivalents	131,470	26,226
Restricted cash	2,116	2,116
Total cash, cash equivalents, and restricted cash	133,586	28,342

Supplemental cash flow disclosures:
Cash paid for interest	$1,899	$1,826
Cash paid for taxes	—	348
Non-cash investing and financing activities:
Fair value of warrants issued in private placement	—	1,651
Fair value of modification to lender warrants	—	908
Capitalized lease obligations	—	208
Unpaid financing/offering costs	—	1,227
Unpaid fixed asset purchases	115	75
Beneficial conversion feature on convertible preferred stock	196	188
Accretion of dividends on convertible preferred stock	785	750
Cumulative effect of change in accounting principle - ASC 606 adoption	24,017	—

See accompanying notes to consolidated financial statements

Kadmon Holdings, Inc.

Notes to consolidated financial statements (unaudited)

1. Organization

Nature of Business

Kadmon Holdings, Inc. (together with its subsidiaries, “Kadmon” or “Company”) is a fully integrated biopharmaceutical company engaged in the discovery, development and commercialization of small molecules and biologics to address disease areas of significant unmet medical needs, with a near-term clinical focus on inflammatory and fibrotic diseases. The Company leverages its multi‑disciplinary research and clinical development team to identify and pursue a diverse portfolio of novel product candidates, both through in-licensing products and employing its small molecule and biologics platforms. By retaining global commercial rights to its lead product candidates, the Company believes that it has the ability to develop these candidates while maintaining flexibility for commercial and licensing arrangements. The Company expects to continue to progress its clinical candidates and have further clinical trial data to report in the second half of 2018.

Liquidity

The Company had an accumulated deficit of $213.3 million and working capital of $90.9 million at June 30, 2018. The Company maintained cash and cash equivalents of $131.5 million at June 30, 2018. In June 2018, the Company raised $113.2 million ($105.8 million net of $7.4 million of underwriting discounts and other offering expenses payable by the Company) from the issuance of 34,303,030 shares of common stock at a price of $3.30 per share (“2018 Public Offering”). The Company’s existing cash and cash equivalents is expected to enable it to advance its planned Phase 2 clinical studies for KD025 and tesevatinib, advance certain of its other pipeline product candidates and provide for other working capital purposes. The Company believes its cash and cash equivalents balance at June 30, 2018, when considered with its forecasted cash expenditures, alleviates the substantial doubt about its ability to continue as a going concern.

On June 12, 2018, the Company entered into the fourth amendment to the 2015 Credit Agreement (the “Fourth Amendment”). Pursuant to the Fourth Amendment, the maturity date of the 2015 Credit Agreement was extended to August 31, 2018 (the “Extension Period”). The Company repaid $4.7 million of the outstanding principal on June 18, 2018, representing all amounts due under the 2015 Credit Agreement to GoldenTree Credit Opportunities, LP, GoldenTree Credit Opportunities, Ltd, GoldenTree Insurance Fund Series Interests of the SALI Multi-Series Fund, LP, GT NM, LP, and San Berndino County Employees’ Retirement Association. All other material terms of the 2015 Credit Agreement remain the same during the Extension Period, including a minimum liquidity covenant. No assurances can be given that the Company will be able to comply with these covenants or that the Company will be able to amend the 2015 Credit Agreement to further extend the maturity date or refinance this debt on or before the maturity date.

The Company has not established a source of revenue sufficient to cover its operating costs, and as such, has been dependent on funding operations through the issuance of debt and sale of equity securities. The Company expects to incur further losses over the next several years as it develops its business. The Company anticipates that it will need additional capital to fund its continued operations and remain in compliance with its debt covenants. The Company has no commitments for any additional financing, and there can be no assurance that, if needed, additional capital will be available to the Company on commercially acceptable terms or at all.

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

Interim Financial Statements

 The accompanying financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management’s opinion, the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the final results that may be expected for the year ended December 31, 2018. These unaudited financial statements should be read in conjunction with the audited financial statements in Item 15 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

Investment in Equity Securities

Equity securities consist of investments in common stock of companies traded on public markets (Note 10). These shares are carried on the Company’s balance sheet at fair value based on the closing price of the shares owned on the last trading day before the balance sheet of this report. Fluctutations in the underlying bid price of the shares result in unrealized gains or losses. In accordance with FASB ASC 321, Investments – Equity Securities (“ASC 321”), the Company recognizes these fluctuations in value as other expense (income). For investments sold, the Company recognizes the gains and losses attributable to these investments as realized gains or losses in other expense (income).

Revenue Recognition

The Company adopted FASB ASC 606, Revenue from Contracts with Customers (“ASC 606”), on January 1, 2018 using the modified retrospective method for all contracts not completed as of the date of adoption – i.e., by recognizing the cumulative effect of initially applying ASC 606 as an adjustment to the opening balance of stockholders’ equity at January 1, 2018. For contracts that were modified before the effective date, the Company reflected the aggregate effect of all modifications when identifying performance obligations and allocating transaction price in accordance with practical expedient ASC 606-10-65-1-(f)-4. The reported results for 2018 reflect the application of ASC 606 guidance while the reported results for 2017 were prepared under the guidance of ASC 605, Revenue Recognition (“ASC 605”), which is also referred to herein as the "previous guidance". The adoption of ASC 606 represents a change in accounting principle that will more closely align revenue recognition with the delivery of the Company's services and will provide financial statement readers with enhanced disclosures. Therefore, the comparative information prior to January 1, 2018 has not been adjusted and continues to be reported under ASC 605. The details of significant changes and quantitative impact of the changes are set out below.

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

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers for the three and six months ended June 30, 2018:

	Three Months Ended	Six Months Ended
	June 30, 2018	June 30, 2018
Product sales	$161	$435
Other revenue	198	357
Total revenue	$359	$792

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

Other Revenue

The other revenue generated by the Company is primarily related to the transition services agreement with MeiraGTx Holdings plc (“MeiraGTx”) (Note 10). The Company performed various professional services under this agreement that support MeiraGTx. The Company recognizes revenue related to transition services as they are performed.

Contract Balances

The timing of revenue recognition may differ from the timing of invoicing to customers. Accounts receivable are recorded at the invoiced amount, net of an allowance for doubtful accounts. A receivable is recognized in the period we deliver goods or provide services or when our right to consideration is unconditional. The Company has not recognized any assets for costs to obtain or fulfill a contract with a customer as of June 30, 2018.

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

The year-end condensed balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by GAAP.

Commercial Partnership Agreement with AbbVie Inc. (“Abbvie”)

On June 17, 2013, the Company entered into a series of agreements with AbbVie related to certain of the Company’s ribavirin products. Pursuant to an asset purchase agreement, as amended, we sold marketing authorizations and related assets for ribavirin in certain countries outside the United States. The Company received upfront payments totaling $64.0 million, and could have received additional contingent payments totaling $51.0 million based on the achievement of certain milestones. The Company did not earn any such milestones during the six months ended June 30, 2018.

Of the $64.0 million upfront payments, $44.0 million was considered allocable to the domestic licensing arrangement and was recorded as deferred revenue to be recognized over the 10 year term of the agreement. The Company recognized $1.1 million and $2.2 million during the three and six months ended June 30, 2017, respectively. At June 30, 2018 and December 31, 2017, $0.0 and $24.0 million is recorded as deferred revenue, respectively, of which $4.4 million was short‑term at December 31, 2017. The Company is required to supply ribavirin products, maintain the marketing authorization for certain ribavirin products and maintain the intellectual property for Ribasphere and RibaPak through the term of the agreements ending December 31, 2020.

The Company’s agreements with AbbVie provide AbbVie with access to various forms of intellectual property, as well as supply of product. Under the previous guidance, certain of the upfront payments under the agreements was considered allocable to a 10-year domestic license arrangement and, as a result, the associated revenue was previously deferred and recognized straight line over the life of the agreements. Under ASC 606, the Company has determined that two distinct performance obligations under the domestic license agreement exist, both of which are considered to be completed as of the date of adoption. No other material rights or enforceable rights or obligations exist under the AbbVie agreements. In conjunction with the January 1, 2018 adoption of ASC 606, the Company adjusted its accumulated deficit by $24.0 million, reflecting the recognition of $24.0 million of deferred revenue related to the domestic license agreement with AbbVie.

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

Impact of New Revenue Guidance on Financial Statement Line Items

The following table compares the reported condensed consolidated balance sheet as of June 30, 2018 to the pro-forma amounts had the previous guidance been in effect (in thousands):

	As Reported			Balances without adoption of ASC 606
	June 30, 2018	Adjustments		June 30, 2018	December 31, 2017
	(unaudited)	(unaudited)		(unaudited)
Cash, cash equivalents, and restricted cash	$133,586	$		$133,586	$69,633
Accounts receivable, net	534			534	1,186
Inventories, net	665			665	201
Investment, equity securities	40,508			40,508	—
Prepaid expenses and other current assets	1,613			1,613	1,109
Fixed assets, net	4,233			4,233	4,292
Goodwill	3,580			3,580	3,580
Investment, at cost	2,300			2,300	3,542
Other noncurrent assets	4			4	9
Total assets	$187,023		$—	$187,023	$83,552
Accounts payable and accrued expenses	$14,006	$		$14,006	$16,585
Fair market value of financial instruments - current	1,334			1,334	1,952
Secured term debt - current	28,046			28,046	33,707
Deferred revenue, current	—		4,400	4,400	4,400
Deferred revenue, long term	—		17,417	17,417	19,617
Other long term liabilities	4,789			4,789	5,533
Total liabilities	48,175		21,817	69,992	81,794
Common stock, preferred stock, and additional paid-in capital	352,145			352,145	239,155
Accumulated deficit	(213,297)		(21,817)	(235,114)	(237,397)
Total stockholders’ equity (deficit)	138,848		(21,817)	117,031	1,758
Total liabilities and stockholders’ equity	$187,023		$—	$187,023	$83,552

The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

Total reported liabilities were $21.8 million less than the pro-forma balance sheet, which assumes the Company had continued to recognize revenues under ASC 605 as of June 30, 2018. This is due to the recognition of the deferred revenue related to the AbbVie agreement upon adoption of ASC 606.

The following summarizes the significant changes on the Company’s condensed consolidated statement of operations for the three months ended June 30, 2018 as a result of the adoption of ASC 606 on January 1, 2018, which assumes the Company had continued to recognize revenues under ASC 605 (in thousands):

	As Reported Three Months Ended		Balances without adoption of ASC 606	Three Months Ended
	June 30, 2018	Adjustments	June 30, 2018	June 30, 2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales	$161	$	$161	$1,698
License and other revenue	198	1,100	1,298	1,259
Total revenue	359	1,100	1,459	2,957
Cost of sales and write-down of inventory	201		201	639
Research and development	10,178		10,178	10,056
Selling, general and administrative	8,812		8,812	9,902
Total other expense (income)	(39,775)		(39,775)	4,674
Income tax benefit	(562)		(562)	—
Net income (loss) attributable to common stockholders	$21,505	$1,100	$22,605	$(22,314)
Deemed dividend on convertible preferred stock	491		491	469
Net income (loss) attributable to common stockholders	$21,014	$1,100	$22,114	$(22,783)

Basic net income (loss) per share of common stock	$0.25	$0.01	$0.26	$(0.44)
Diluted net income (loss) per share of common stock	$0.24	$0.01	$0.25	$(0.44)
Weighted average basic shares of common stock outstanding	85,004,107	85,004,107	85,004,107	51,846,521
Weighted average diluted shares of common stock outstanding	90,164,248	90,164,248	90,164,248	51,846,521

The following summarizes the significant changes on the Company’s condensed consolidated statement of operations for the six months ended June 30, 2018 as a result of the adoption of ASC 606 on January 1, 2018, which assumes the Company had continued to recognize revenues under ASC 605 (in thousands):

	As Reported Six Months Ended		Balances without adoption of ASC 606	Six Months Ended
	June 30, 2018	Adjustments	June 30, 2018	June 30, 2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales	$435	$	$435	$4,034
License and other revenue	357	2,200	2,557	4,489
Total revenue	792	2,200	2,992	8,523
Cost of sales and write-down of inventory	547		547	1,576
Research and development	19,958		19,958	18,503
Selling, general and administrative	17,062		17,062	20,020
Total other expense (income)	(37,277)		(37,277)	7,989
Income tax expense (benefit)	(562)		(562)	316
Net income (loss) attributable to common stockholders	$1,064	$2,200	$3,264	$(39,881)
Deemed dividend on convertible preferred stock	981		981	938
Net income (loss) attributable to common stockholders	$83	$2,200	$2,283	$(40,819)

Basic net income (loss) per share of common stock	$0.00	$0.03	$0.03	$(0.83)
Diluted net income (loss) per share of common stock	$0.00	$0.03	$0.03	$(0.83)
Weighted average basic shares of common stock outstanding	81,844,677	81,844,677	81,844,677	49,191,727
Weighted average diluted shares of common stock outstanding	82,216,399	82,216,399	82,216,399	49,191,727

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

The adoption of ASC 606 had no impact on the Company’s cash flows from operations. The aforementioned adjustments resulted in offsetting shifts in cash flows to net income (loss) and change in deferred revenue.

Transaction Price Allocated to Future Performance Obligations

ASC 606 requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of June 30, 2018. The guidance provides certain practical expedients that limit this requirement. The Company has various contracts that meet the following practical expedients provided by ASC 606:

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

The Company does not have any performance obligations, outside of the practical expedients above, that have not yet been satisfied as of June 30, 2018 and therefore there is no transaction price allocated to future performance obligations under ASC 606.

Recent Accounting Pronouncements

In June 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-07, Compensation – Stock Compensation,  which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees, except for specific exceptions. This ASU is effective for annual or any interim periods beginning after December 15, 2018.  The Company does not expect the standard to have a significant impact on its consolidated financial statements, as the fair value of the Company’s awards to nonemployees is immaterial.

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

In February 2016, the FASB issued ASU No. 2016‑02, “Leases”. This ASU amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets. Current GAAP does not require lessees to recognize assets and liabilities arising from operating leases on the balance sheet. This guidance is effective for annual and interim reporting periods of public entities beginning after December 15, 2018, with early adoption permitted. The Company is in the early stages of implementation and expects to adopt this guidance when it becomes effective. The Company expects that adoption of this standard will have a material impact on the Company’s consolidated financial statements, primarily to the consolidated balance sheets and related disclosures, as a result of recognizing right-of-use assets and lease liabilities arising from its operating leases.

3.  Stockholders’ Equity

5% Convertible Preferred Stock

The Company had 30,000 shares of 5% convertible preferred stock outstanding at June 30, 2018, which converts into shares of the Company’s common stock at a 20% discount to the price per share of common stock in the Company’s initial public offering (“IPO”) of $12.00 per share. The Company accrued dividends on the 5% convertible preferred stock of $0.4 million and $0.8 million for each the three and six months ended June 30, 2018 and 2017. The Company calculated a deemed dividend of $0.1 million on the $0.4 million of accrued dividends during each of the three months ended June 30, 2018 and 2017, and $0.2 million on the $0.8 million of accrued dividends during each of the six months ended June 30, 2018 and 2017, which is a beneficial conversion feature. Approximately $1.6 million and $1.4 million of accrued dividends that were payable on June 30, 2018 and June 30, 2017, respectively, were added to the stated liquidation preference amount of the 5% convertible preferred stock on those respective dates. The stated liquidation preference amount on the 5% convertible preferred stock totaled $33.0 million at June 30, 2018.

Common Stock

The Company’s certificate of incorporation authorizes the issuance of up to 200,000,000 shares of the Company’s common stock, par value $0.001 per share.

4. Net Income (Loss) per Share Attributable to Common Stockholders

Basic net income (loss) attributable to common stockholders per share is computed by dividing the net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Shares issued during the period are weighted for the portion of the period that they were outstanding. Because the Company has reported a net loss for the three and six months ended June 30, 2017, diluted net loss per common share is the same as basic net loss per common share for those periods. For the three and six months ended June 30, 2018, diluted net income per share is calculated in a manner consistent with that of basic net income per share while giving effect to all potentially dilutive common shares that were outstanding during the period. The following table summarizes the computation of basic and diluted net income (loss) per share attributable to common stockholders of the Company (in thousands, except share and per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Numerator – basic and diluted:
Net income (loss) available to common stockholders - basic	$21,014	$(22,783)	$83	$(40,819)
Effect of Dilution:
Warrants to purchase common stock	(179)	—	—	—
Convertible preferred stock	491	—	—	—
Net income (loss) available to common stockholders - diluted	$21,326	$(22,783)	$83	$(40,819)

Denominator – basic and diluted:
Weighted average common shares outstanding used to compute basic net income (loss) per share	85,004,107	51,846,521	81,844,677	49,191,727
Effect of Dilution:
Options to purchase common stock	152,400	—	257,297	—
Stock appreciation rights	69,333	—	114,425
Warrants to purchase common stock	1,504,941	—	—	—
Convertible preferred stock	3,433,467	—	—	—
Weighted average common shares outstanding used to compute diluted net income (loss) per share	90,164,248	51,846,521	82,216,399	49,191,727

Net income (loss) per share, basic	$0.25	$(0.44)	$0.00	$(0.83)
Net income (loss) per share, diluted	$0.24	$(0.44)	$0.00	$(0.83)

The amounts in the table below were excluded from the calculation of diluted net income (loss) per share, due to their anti-dilutive effect:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Options to purchase common stock	7,395,342	6,256,941	5,795,842	6,256,941
Warrants to purchase common stock	1,328,452	4,035,590	11,999,852	4,035,590
Convertible preferred stock	—	3,269,968	3,433,467	3,269,968
Total shares of common stock equivalents	8,723,794	13,562,499	21,229,161	13,562,499

5. Debt

The Company is a party to one credit agreement in the following amount (in thousands):

	June 30,	December 31,
	2018	2017

Secured term debt due August 31, 2018	$28,046	$34,620

Total debt before fees, interest and debt discount/premium	28,046	34,620
Less: Deferred financing costs	—	(228)
Debt discount	—	(1,030)
Add: Debt premium	—	345
Total debt payable	$28,046	$33,707

Debt payable, current portion	$28,046	$33,707

Secured Term Debt

August 2015 Secured Term Debt

In August 2015, the Company entered into a secured term loan in the amount of $35.0 million with two lenders (“2015 Credit Agreement”). The interest rate on the loan is LIBOR plus 9.375% with a 1% floor. The Company incurred and paid a $788,000 commitment fee in connection with the loan that will be amortized to interest expense over the term of the agreement. The basic terms of the loan require monthly payments of interest only, through the first anniversary date of the loan, and require the Company to maintain certain financial covenants requiring the Company to maintain a minimum liquidity amount and minimum revenue levels beginning after June 30, 2016 through August 1, 2016, the date the Company consummated its IPO. Beginning on the first anniversary date of the loan, the Company was required to make monthly principal payments in the amount of $380,000. Any outstanding balance of the loan and accrued interest was to be repaid on June 17, 2018. The secured term loan is collateralized by a first priority perfected security interest in all the tangible and intangible property of the Company.

In conjunction with the 2015 Credit Agreement, warrants to purchase $6.3 million of Class A units were issued to two lenders, of which $5.4 million was recorded as a debt discount and $900,000 was recorded as loss on extinguishment of debt (Note 6). The debt discount is being amortized over the life of the outstanding term loan using the effective interest method.

Deferred financing costs of $1.3 million were recognized in recording the 2015 Credit Agreement and will be amortized to interest expense over the three year term of the agreement. There were no unamortized deferred financing costs at June 30, 2018.  Unamortized deferred financing costs $0.2 million at December 31, 2017. Approximately $0.1 million and $0.2 million was charged to interest expense during the three and six months ended June 30, 2018 and approximately $0.2 million and $0.3  million was charged to interest expense during the three and six months ended June 30, 2017.

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

As a result of the Third Amendment, $0.9 million was recorded as a debt premium at March 31, 2017, inclusive of the fair value of the warrant modification utilizing a Black-Scholes calculation, and will be amortized to interest expense over the remaining term of the agreement as the amendment was deemed to be a modification in accordance with ASC 470 (Note 6). Approximately $0.2 million and $0.4 million was recorded to interest expense during three and six months ended June 30, 2018, respectively, and approximately $0.2 million was recorded to interest expense during each of the three and six months ended June 30, 2017, respectively.

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

The Company entered into the fourth amendment to the 2015 Credit Agreement in June 2018 (the “Fourth Amendment”). Pursuant to the Fourth Amendment, the maturity date of the 2015 Credit Agreement was extended to August 31, 2018 (the “Extension Period”). The Company repaid $4.7 million of the outstanding principal on June 18, 2018, representing all amounts due under the 2015 Credit Agreement to GoldenTree Credit Opportunities, LP, GoldenTree Credit Opportunities, Ltd, GoldenTree Insurance Fund Series Interests of the SALI Multi-Series Fund, LP, GT NM, LP, and San Berndino County Employees' Retirement Association. All other material terms of the 2015 Credit Agreement remain the same during the Extension Period, including certain financial covenants. As of the date hereof, the Company is not in default under the terms of the 2015 Credit Agreement.

The minimum payments required on the outstanding balances of the 2015 Credit Agreement at June 30, 2018 are (in thousands):

2015 Credit Agreement
2018	$28,046
$28,046

The following table provides components of interest expense and other related financing costs (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Interest expense and other financing costs	$939	$915	$1,890	$1,817
Amortization of deferred financing costs, debt discount and debt premium	399	515	913	1,213
Interest expense	$1,338	$1,430	$2,803	$3,030

6. Financial Instruments

Equity issued pursuant to Credit Agreements

In connection with the 2015 Credit Agreement, the Company issued warrants as fees to the lenders to purchase an aggregate of $6.3 million of the Company’s Class A units. The strike price of the warrants was 85% of the price per unit in an IPO or, if before an IPO, 85% of the deemed per unit equity value as defined in the 2015 Credit Agreement. The warrants were exercisable as of the earlier of an IPO or July 1, 2016. Since these warrants are also redeemable at the option of the holder upon the occurrence of, and during the continuance of, an event of default, the warrants are recorded as a liability of $1.3 million and $1.2 million at June 30, 2018 and December 31, 2017. Upon entry into the agreement in August 2015, the warrants issued to an existing lender was recorded to loss on extinguishment of debt of $0.9 million and the warrants issued to the new lender was recorded as a debt discount of $5.4 million and will be amortized over the three year term (Note 5) in accordance with ASC 470. As a result of the Third Amendment, $0.9 million was recorded as a debt premium and will be amortized to interest expense over the remaining term of the agreement as the Third Amendment was deemed to be a modification in accordance with ASC 470. The Company used the Black-Scholes pricing model to value the warrant liability at June 30, 2018 with the following assumptions: risk-free interest rate of 2.7%, expected term of 4.2 years, expected volatility of 73.2% and a dividend rate of 0%.

Upon consummation of the Company’s IPO on August 1, 2016 with a price per share of common stock in the IPO of $12.00, the warrants to purchase Class A units issued to lenders under the 2015 Credit Agreement were exchanged for 617,651 warrants to purchase the same number of shares of the Company’s common stock. The change in fair value of the warrants was $(0.2) million and $0.1 million for the three and six months ended June 30, 2018, respectively, and $0.1 million and $(1.0) million for the three and six months ended June 30, 2017, respectively. None of these instruments have been exercised as of June 30, 2018 and December 31, 2017. At June 30, 2018, the fair value of the warrant liability was approximately $1.3 million and is recorded as a short-term liability since the redemption feature of the warrant terminates upon the current maturity of the 2015 credit agreement on August 31, 2018.

Other Warrants

In connection with the sale of common stock in March 2017, warrants to purchase 2,707,138 shares of common stock were issued at an exercise price of $4.50 per share.  During April 2018, warrants to purchase 119,047 shares of common stock were exercised for which the Company received proceeds of $0.5 million. The remaining 2,588,091 warrants expired in April 2018. These warrants included a cash settlement option requiring the Company to record a liability for the fair value of the warrants at the time of issuance and at each reporting period with any change in the fair value reported as other income or expense. At the time of issuance, approximately $1.6 million was recorded as a  warrant liability. The change in the fair value of these warrants was $(0.3) million and $(0.7) million for the three and six months ended June 30, 2018, respectively, and $0.1 million and $0.3 million for the three and six months ended June 30, 2017, respectively.

In connection with the 2017 Public Offering, the Company issued warrants to purchase 10,710,000 shares of common stock at an initial exercise price of $3.35 per share for a term of 5 years from the date of issuance. At June 30, 2018, warrants to purchase 10,671,400 shares of common stock were outstanding. The Company assessed the warrants under FASB ASC 480 and determined that the warrants were outside the scope of ASC 480. The Company next assessed the warrants under FASB ASC 815. Under the related guidance, a reporting entity shall not consider a contract to be a derivative instrument if the contract is both (1) indexed to the entity’s own stock and (2) classified in stockholders’ equity. The Company determined that the warrants were indexed to the Company’s stock, as the agreements do not contain any exercise contingencies and the warrants’ settlement amount equals the difference between the fair value of the Company’s common stock price and the warrant strike price. The Company also assessed the classification in stockholders’ equity and determined the warrants met all of the criteria for classification as equity under ASC 815. Based on this analysis, the Company determined that the warrant should be classified as equity and recorded $22.8 million to additional paid in capital, which represents the allocation of the 2017 Public Offering proceeds to the fair value of the warrants at issuance date.

Fair Value of Long‑term Debt

The Company had no long-term secured debt at June 30, 2018 or December 31, 2017.  Since the secured debt becomes due on August 31, 2018, it has been recorded as short-term secured debt at both June 30, 2018 and December 31, 2017.  The underlying agreements for these balances were negotiated with parties that included fully independent third parties, at an interest rate which is considered to be in line with over-arching market conditions. Based on these factors management considers the carrying value of the debt to approximate fair value at June 30, 2018 and December 31, 2017.

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

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The table below represents the values of the Company’s financial instruments at June 30, 2018 and December 31, 2017 (in thousands):

	Fair Value Measurement Using Significant Other Observable Inputs (Level 2)

	June 30,	December 31,
Description	2018	2017
Warrants	$1,334	$1,952
Total	$1,334	$1,952

The table below represents a rollforward of the Level 2 financial instruments from January 1, 2017 to June 30, 2018 (in thousands).

Significant Other Observable Inputs
(Level 2)
Balance at January 1, 2017	$3,305
Fair value of warrants modified in the Third Amendment	(908)
Issuance of warrants in private placement	1,651
Change in fair value of financial instruments	(2,096)
Balance at December 31, 2017	$1,952
Change in fair value of financial instruments	(604)
Exercise of warrants recorded as liability	(14)
Balance at June 30, 2018	$1,334

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

Warrants

The following table summarizes information about warrants outstanding at June 30, 2018 and December 31, 2017:

	Warrants	Weighted Average Exercise Price
Balance, December 31, 2017	14,722,790	$5.70
Granted	—	—
Exercised	(134,847)	4.21
Forfeited	(2,588,091)	4.50
Balance, June 30, 2018	11,999,852	$5.97

7.  Inventories

Inventories are stated at the lower of cost or net realizable value (on a first‑in, first‑out basis) using standard costs. Standard costs include an allocation of overhead rates, which include those costs attributable to managing the supply chain and are evaluated regularly. Variances are expensed as incurred.

The Company regularly reviews the expiration dates of its inventories and maintains a reserve for inventories that are probable to expire before shipment. Inventories recorded on the Company’s consolidated balance sheets are net of a reserve for expirable inventory of $3.5 million and $4.8 million at June 30, 2018 and December 31, 2017, respectively. The Company expensed Ribasphere inventory that it believes will not be sold prior to reaching its expiration date totaling $0.1 million and $0.2 million during the three and six months ended June 30, 2018, respectively, and $0.3 million and $0.7 million during the three and six months ended June 30, 2017, respectively. If the amount and timing of future sales differ from management’s assumptions, adjustments to the estimated inventory reserves may be required.

Inventories Produced in Preparation for Product Launches

The Company capitalizes inventories produced in preparation for product launches sufficient to support estimated initial market demand. Typically, capitalization of such inventory begins when positive results have been obtained for the clinical trials that the Company believes are necessary to support regulatory approval, uncertainties regarding ultimate regulatory approval have been significantly reduced and the Company has determined it is probable that these capitalized costs will provide some future economic benefit in excess of capitalized costs. The material factors considered by the Company in evaluating these uncertainties include the receipt and analysis of positive Phase 3 clinical trial results for the underlying product candidate, results from meetings with the relevant regulatory authorities prior to the filing of regulatory applications, and the compilation of the regulatory application. The Company closely monitors the status of each respective product within the regulatory approval process, including all relevant communication with regulatory authorities. The Company also considers its historical experience with manufacturing and commercializing similar products and the relevant product candidate. If the Company is aware of any specific material risks or contingencies other than the normal regulatory review and approval process or if there are any specific issues identified relating to safety, efficacy, manufacturing, marketing or labeling, the related inventory would generally not be capitalized.

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

The Company has concluded that KD034, its generic version of trientine hydrochloride, is commercially viable since it is the chemical equivalent of the original FDA approved drug, the Company has submitted two Abrreviated New Drug Application’s with the FDA, and economic benefits are probable. Accordingly, the pre-launch costs are realizable as the Company expects the inventory will be sold or used prior to expiration. An assessment of likelihood that regulatory approval will not be obtained will be made at each reporting period. If at any time regulatory approval is deemed to not be probable, the inventory will be written down to its net realizable value, which is presumably zero, as the product would have no alternative future use. The Company maintained $0.6 million and $0.1 million of work-in-process inventory related to KD034 at June 30, 2018 and December 31, 2017, respectively.

Inventories are comprised of the following (in thousands):

	June 30,	December 31,
	2018	2017
Raw materials	$—	$—
Work-in-process	579	80
Finished goods, net	86	121
Total inventories	$665	$201

8.  Fixed Assets

Fixed assets consisted of the following (in thousands):

	Useful Lives	June 30,	December 31,
	(Years)	2018	2017

Leasehold improvements	4-8	$10,138	$10,120
Office equipment and furniture	3-15	1,497	1,488
Machinery and laboratory equipment	3-15	3,213	2,765
Software	1-5	3,238	3,162
Construction-in-progress	̶̶̶̶	501	408
		18,587	17,943
Less accumulated depreciation and amortization		(14,354)	(13,651)
Fixed assets, net		$4,233	$4,292

Depreciation and amortization of fixed assets totaled $0.7 million and $0.9 million during the six months ended June 30, 2018 and 2017, respectively, and $0.4 million and $0.4 million in the three months ended June 30, 2018 and 2017. The construction‑in‑progress balance is related to costs of unimplemented software still under development. Unamortized computer software costs were $0.2 million at June 30, 2018 and December 31, 2017. The amortization of computer software costs amounted to $0.1 million and $0.3 million for the six months ended June 30, 2018 and 2017, respectively, and $0.1 million for each of the three months ended June 30, 2018 and 2017.

During the first quarter of 2017, the Company disposed of $2.1 million of fully depreciated assets. There was no consideration received for the disposal of these assets and the disposal did not have a significant impact on the consolidated financial statements of the Company.

9. Goodwill

The Company’s goodwill relates to the 2010 acquisition of Kadmon Pharmaceuticals, LLC, a Pennsylvania limited liability company that was formed in April 2000. There were no changes in the carrying amount of goodwill for the six months ended June 30, 2018 and the year ended December 31, 2017.

10. Investment in MeiraGTx

In April 2015, the Company executed several agreements which transferred its ownership of Kadmon Gene Therapy, LLC to MeiraGTx, a then wholly‑owned subsidiary of the Company. As part of these agreements, the Company also transferred various property rights, employees and management tied to the intellectual property and contracts identified in the agreements to MeiraGTx. At a later date, MeiraGTx ratified its shareholder agreement and accepted the pending equity subscription agreements, which provided equity ownership to various parties. The execution of these agreements resulted in a 48% ownership in MeiraGTx by the Company. After MeiraGTx was deconsolidated or derecognized, the retained ownership interest was initially recognized at fair value and a gain of $24.0 million was recorded based on the fair value of this equity investment. The Company’s investment was accounted for under the equity method at zero cost with an estimated fair value at the time of the transaction of $24.0 million. This value was determined based upon the implied value established by the cash raised by MeiraGTx in exchange for equity interests by third parties. As of March 31, 2018, the Company had no basis in any of the investments in MeiraGTx.

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

On June 12, 2018, MeiraGTx completed its initial public offering (the “MeiraGTx IPO”) whereby it sold 5,000,000 shares of common stock at $15.00 per share. Upon the closing of the MeiraGTx IPO, 27,184,132 shares of common stock were outstanding, which includes the conversion of all C preferred shares into common stock at MeiraGTx IPO. The shares began trading on the Nasdaq Global Select Market on June 7, 2018 under the symbol “MGTX.”

Prior to the MeiraGTx IPO, the Company had no basis in any of the investments held in MeiraGTx. Upon completion of the MeiraGTx IPO, the Company’s investment was diluted to 13.0% ownership in MeiraGTx common stock and no longer has the ability to exert significant influence over MeiraGTx. The Company discontinued the equity method of accounting for the investment in MeiraGTx on June 12, 2018 and determined the remaining investment to be an equity security accounted for in accordance with ASC 321 at the date the investment no longer qualifies for the equity method of accounting. ASC 321 requires the investments to be recorded at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. As the Company’s investment in MeiraGTx common stock has a readily determinable market value, the Company recorded an unrealized gain of $40.5 million for the three and six months ended June 30, 2018 related to the fair value of its ownership of common stock of MeiraGTx. As of June 30, 2018, the Company maintains a 13.0% ownership in the common stock of MeiraGTx with a fair value of $40.5 million recorded as a noncurrent investment in equity securities as the Company is restricted from trading during the 180 day lock-up period from the date of the MeiraGTx IPO. The investment in MeiraGTx is valued using Level 1 inputs which includes quoted prices in active markets for identicial assets in accordance with the fair value hierarchy (see Note 6). The Company has not realized any gains related to the investment in common stock of MeiraGTx.

As part of a transition services agreement with MeiraGTx, the Company recognized $0.3 million of service revenue to license and other revenue during each of the six months ended June 30, 2018 and 2017 and $0.2 million during each of the three months ended June 30, 2018 and 2017. The Company received cash payments of $1.1 million and $0.3 million for service revenue earned under the transition services agreement during the six months ended June 30, 2018 and 2017, respectively. The Company has amounts receivable from MeiraGTx of approximately $0 and $0.9 million at June 30, 2018 and December 31, 2017, respectively. For the period beginning January 1, 2018 through June 12, 2018, the Company recorded its share of MeiraGTx’s net loss under the equity method of accounting of $1.2 million. For the the three and six months ended June 30, 2017 the Company recorded its share of MeiraGTx’s net loss under the equity method of accounting of $3.1 million and $5.7 million, respectively.  No share of losses were recorded during the three months ended June 30, 2018, as the carrying value of the Company’s investments in MeiraGTx was zero at March 31, 2018 and Company has discontinued the equity method of accounting for the investment in MeiraGTx as of June 12, 2018.

In February 2016, MeiraGTx entered into a five-year lease with Moorfields Eye Hospital and NHS Foundation Trust. Under the lease, Kadmon is a guarantor of MeiraGTx’s rent obligations and has agreed to indemnify Moorfields as the landlord against any failure by MeiraGTx to pay the rent or otherwise perform its obligations thereunder. Remaining payments under the lease are approximately $0.7 million.

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

Oncon and Ras

On May 19, 2016, the Company entered into a development and license agreement with Limited Liability Company Oncon (“Oncon”) whereby the Company granted Oncon exclusive licenses for certain antibodies. While Oncon is not considered a related party to Kadmon, a family member of an executive management member of Kadmon is a limited, non-

controlling partner and minority shareholder in Oncon who is unable to exert significant influence on the policies or operations of Oncon. Upon commercial sale of the licensed antibodies, the Company is eligible to receive a royalty equal to a percentage of net sales in the high-teens. The Company is also eligible to receive a portion of sublicensing revenue from Oncon ranging from the low ten percents to low thirty  percents based on the development stage of the product. No such revenue was earned during the three and six months ended June 30, 2018 and 2017. In connection with the development and license agreement, the Company also entered into an exclusive supply agreement with Limited Liability Company Ras (“Ras”) whereby the Company will supply Ras with antibodies under the agreement for Ras to supply to Oncon. Ras is controlled by the family member of an executive management member of Kadmon and is a related party to Kadmon. There has been no activity between the Company and Ras under the development and license agreement as of June 30, 2018.

On April 20, 2018, the Company entered into a cell bank development and royalty agreement with Oncon whereby the Company would serve as an agent to engage a third party to develop and manufacture a biological product for Oncon. Under the cell bank development agreement, Ras, a related party to Kadmon, is Oncon’s designated recipient of the master cell bank, if and when its development is complete. There has been no activity between the Company and Ras under the cell bank development agreement as of June 30, 2018. In June 2018, the Company received an upfront payment from Oncon totaling $0.8 million which the Company is required to deliver to the third party upon completion of development of the master cell bank. At June 30, 2018, the Company has $0.8 million recorded as an accrued liability as no payments have been made to the third party as of June 30, 2018.  Under this agreement, the Company is also to provide expertise and know-how to the development process and is eligible to receive a royalty equal to a percentage of net sales in the low single digit percents upon commercialization of the biological product. The Company is also eligible to receive a portion of sublicensing revenue from Oncon in the low single digit percents. No such revenue was earned during the three and six months ended June 30, 2018 and 2017.

12.  Share‑based Compensation

2016 Equity Incentive Plan

A total of 8,523,147 shares of the Company’s common stock were authorized and reserved for issuance under the Company’s 2016 Equity Incentive Plan, as amended (the “2016 Equity Plan”) at December 31, 2017. This reserve automatically increased to 11,668,905 on January 1, 2018 and will automatically increase each subsequent anniversary through January 1, 2025, by an amount equal to the smaller of (a) 4% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (b) an amount determined by the board of directors. At June 30, 2018, there were options to purchase an aggregate of 8,083,842 shares of common stock outstanding at a weighted average price of $7.13 per share under the 2016 Equity Plan.

Total unrecognized compensation expense related to unvested options granted under the Company’s share‑based compensation plan was $7.8 million and $13.3 million at June 30, 2018 and December 31, 2017, respectively. That expense is expected to be recognized over a weighted average period of 1.8 years and 1.9 years as of June 30, 2018 and December 31, 2017, respectively. The Company recorded share‑based compensation expense under the 2016 Equity Plan of $5.6 million and $7.6 million for the six months ended June 30, 2018 and 2017, respectively, and $3.0 million and $3.7 million for the three months ended June 30, 2018 and 2017, respectively.

The following table summarizes information about stock options outstanding at June 30, 2018 and December 31, 2017:

	Options Outstanding
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Balance, December 31, 2017	8,496,872	$6.96	8.83	$—
Granted	80,924	7.75
Exercised	—	—
Forfeited	(493,954)	4.36
Balance, June 30, 2018	8,083,842	$7.13	8.21	$800,160
Options vested and exercisable, June 30, 2018	4,174,190	$9.51	7.45	$—

The aggregate intrinsic value in the table above represents the total pre‑tax intrinsic value calculated as the difference between the fair value of the Company’s common stock at June 30, 2018  ($3.99 per share) and the exercise price, multiplied by the related in‑the‑money options that would have been received by the option holders had they exercised their options at the end of the fiscal year. This amount changes based on the fair value of the Company’s common stock.  There were no options exercised during the six months ended June 30, 2018 and 2017.

There were 80,924 stock options granted during the six months ended June 30, 2018 with a weighted-average exercise price of $7.75. During the six months ended June 30, 2017, 285,000 stock options were granted with a weighted‑average exercise price of $4.11.  The fair value of each stock option award was estimated at the date of grant using the Black‑Scholes option‑pricing model and the assumptions noted in the following table:

	Six Months Ended	Six Months Ended
	June 30, 2018	June 30, 2017
Weighted average fair value of grants	$2.30	$2.62
Expected volatility	72.94% - 75.14%	74.48%-74.70%
Risk-free interest rate	2.44% - 2.75%	1.87%-2.00%
Expected life (years)	5.60 - 6.00	5.50-5.75 years
Expected dividend yield	0%	0%

Peformance Awards

On April 3, 2018 the Company granted 1,597,500 nonqualified performance-based stock options (“Performance Options”) to certain executive officers (each, a “Grantee”), which represents the maximum number of Performance Options that may be earned if all three performance milestones (each, a “Performance Goal”) are achieved during the three-year period following the Grant Date (the “Performance Period”), as described below. If two of the three Performance Goals are achieved during the Performance Period, two-thirds of the Performance Options may be earned (the “Target” number of Performance Options), and if one of the three Performance Goals are achieved during the Performance Period (the minimum performance threshold for the Performance Options), one-third of the Performance Options is earned. In addition to the achievement of the Performance Goals, the Performance Options are also subject to time-based vesting requirements. Each Performance Option was granted with an exercise price of $4.06 per share and does not contain any voting rights. No Performance Options were granted under the 2016 Equity Plan prior to 2018.

The Performance Options may be earned based on the achievement of three separate Performance Goals related to the Company’s operating and research and development activities during the Performance Period, subject to the Grantee’s employment through the achievement date. If no Performance Goals are achieved during the Performance Period, the Performance Options will be forfeited. Any Performance Options earned upon the achievement of a Performance Goal will generally vest in three equal installments on specified vesting dates between the date of achievement of the Performance Goal and the third anniversary of the Grant Date based on continued employment; provided, that, if the relevant achievement date for a Performance Goal occurs after the second anniversary of the Grant Date, the full vesting of the Options earned will occur on the one year anniversary of the date of achievement of the applicable Performance Goal.

Unvested Performance Options will be forfeited upon the Grantee’s termination of employment, unless the Grantee is terminated without cause or resigns for good reason or due to the Grantee’s death or disability, in which case earned but unvested Performance Options will accelerate and vest (and unearned Performance Options will be forfeited). If the Grantee is terminated for cause, all Performance Options, whether earned, unearned, vested or unvested, will be forfeited. If a change in control (as defined in the 2016 Equity Plan) occurs during the Performance Period, the Target number of Performance Options will be deemed earned (if not previously earned), and any unearned Performance Options will be forfeited. In addition, following a change in control (whether such change in control occurs within or after three years following the Grant Date), and subject to the terms of the 2016 Equity Plan, Performance Options earned upon such change in control will vest on the first anniversary of the change in control based on continued employment, and any Performance Options earned prior to the change in control will vest no later than the first anniversary of the change in control based on continued employment; provided, that, in each case, any unvested Performance Options will vest upon a Grantee’s earlier termination by the Company without cause or resignation for good reason.

The weighted-average fair value of the Performance Options granted was $2.71 and was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 2.67%, expected term of 6.0 years, expected volatility of 74.50%, and a dividend rate of 0%.

Compensation expense for the Performance Options is recognized on a straight-line basis over the awards’ requisite service period. The Performance Options vest upon the satisfaction of both a service condition and the satisfaction of one or more performance conditions, therefore the Company initially determined which outcomes are probable of achievement. The Company believes that the three-year service condition (explicit service period) and all three performance conditions (implicit service periods) will be satisfied. The requisite service period would be three years as that is the longest period of both the explicit service period and the implicit service periods. Total unrecognized compensation expense related to unvested Performance Options was $3.6 million at June 30, 2018. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.7 years. The weighted average remaining contractual term of the Performance Options is 9.8 years. No Performance Options were exercised during the six months ended June 30, 2018.

Stock Appreciation Rights

The Company granted 1,040,000 stock appreciation rights to certain executive officers during the year ended December 31, 2017 with an exercise price of $3.64 per share. No stock appreciation rights were granted under the 2016 Equity Plan prior to 2017. The weighted average remaining contractual term of the stock appreciation rights is 9.5 years.

Compensation expense for stock appreciation rights is recognized on a straight-line basis over the awards’ requisite service period. Total unrecognized compensation expense related to unvested stock appreciation rights was $2.0 million and $2.5 million at June 30, 2018 and December 31, 2017, respectively. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.4 years and 2.9 years, respectively. No stock appreciation rights were exercised during the six months ended June 30, 2018 and 2017. The aggregate intrinsic value of the stock appreciation rights was $0.4 million as of June 30, 2018.

2014 Long‑term Incentive Plan (“LTIP”)

A total of 9,750 units were granted under the LTIP at June 30, 2018 and December 31, 2017.  The LTIP is payable upon the fair market value of the Company’s common stock exceeding 333% of the $6.00 grant price ($20.00) per share prior to December 7, 2024. The holders of the LTIP have no right to demand a particular form of payment, and the Company reserves the right to make payment in the form of cash or common stock.

2016 Employee Stock Purchase Plan (“2016 ESPP”)

 A total of 1,801,180 shares of the Company’s common stock were reserved for issuance under the 2016 ESPP at December 31, 2017,  which increased to 2,551,180 on January 1, 2018. The 2016 ESPP was amended and restated on March 16, 2018. The Company issued 10,594 shares and 22,958 shares of common stock under the 2016 ESPP in October 2017 and April 2018, respectively. No meaningful compensation expense was recognized for the ESPP during the six months ended June 30, 2018 and 2017.

13. Accrued Expenses

Short‑term accrued expenses at June 30, 2018 and December 31, 2017 include the following (in thousands):

	June 30,	December 31,
	2018	2017
Commission payable	$2,395	$2,395
Compensation and benefits	592	758
Severance	741	1,122
Research and development	1,254	1,915
Other	2,993	2,387
Total Accrued Expenses	$7,975	$8,577

Commission Payable

During 2014 and 2015, the Company raised $40.4 million in gross proceeds, $37.3 million net of $3.1 million in transaction costs, through the issuance of 3,514,859 Class E redeemable convertible units. Of the $3.1 million in transaction costs, $2.4 million remains in accrued liabilities at June 30, 2018 and December 31, 2017 relating to commissions to third parties for Class E redeemable convertible raises during 2014 and 2015.

Severance

Severance balances represent contractual compensation to be paid to former employees, a significant portion of which relates to the separation agreement with Dr. Samuel D. Waksal. Effective as of February 8, 2016, Dr. Samuel D. Waksal resigned from all positions with the Company and is no longer employed by the Company in any capacity. At June 30, 2018,  accrued severance payments payable to Dr. Samuel D. Waksal total $0.6 million, which is recorded as accrued expense. At December 31, 2017, accrued severance payable to Dr. Samuel D. Waksal totaled $1.2 million, of which $1.0 million was recorded as accrued expense and $0.2 million was recorded as other long‑term liabilities. The separation agreement with Dr. Samuel D. Waksal contains certain supplement conditional payments, none of which have been met at June 30, 2018. The Company has not recorded any expense related to these conditional payments at June 30, 2018 and will continue to evaluate the probability of these conditional payments.

Research and development

The Company has contracts with third parties for the development of the company’s product candidates. The timing of the expenses varies depending upon the timing of initiation of clinical trials and enrollment of patients in clinical trials. At June 30, 2018 and December 31, 2017, accrued research and development expenses for which the Company has not yet been invoiced totaled $1.3 million and $1.9 million, respectively.

14. Commitments

The Company’s commitments are disclosed in the audited financial statements included in Item 8 of the Annual Report on Form 10-K as of and for the year ended December 31, 2017. Since the date of such financial statements, there have been no changes to the Company’s commitments.

Licensing Commitments

The Company has entered into several license agreements for products currently under development (Note 11). The Company may be obligated in future periods to make additional payments, which would become due and payable only upon the achievement of certain research and development, regulatory, and approval milestones. The specific timing of such milestones cannot be predicted and depends upon future discretionary clinical developments as well as regulatory agency actions which cannot be predicted with certainty (including action which may never occur). These additional contingent milestone payments aggregate to $400.4 million at June 30, 2018. Any payments made prior to U.S. Food and Drug Administration (“FDA”) approval will be expensed as research and development. Payments made after FDA approval will be capitalized.

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

Legal Proceedings

The Glodek Litigation

On July 25, 2016, Kevin Glodek filed and served a Summons with Notice against Kadmon Holdings, LLC and Kadmon Holdings, Inc. in the New York State Supreme Court, for the county of New York, for an amount of no less than $2.8 million with interest, plus costs and disbursements. Company counsel demanded a complaint and that complaint was served and filed on September 6, 2016. In the complaint, Glodek alleges fraud, misrepresentation, breach of contract, breach of the implied covenant of good faith and fair dealing, and unjust enrichment, for amounts to be determined at trial, but in no event less than $4 million with interest, plus costs and disbursements. Glodek’s claims arise out of a 2015 settlement agreement, in which he released all claims he had against Kadmon Holdings, LLC and Kadmon Holdings, Inc. On September 21, 2016, Glodek filed an Amended Summons and an Amended Complaint adding Steven N. Gordon and Mr. Poukalov as named defendants. All defendants moved (i) to dismiss the Amended Complaint and (ii) for sanctions or, in the alternative, to disqualify Glodek’s counsel. Argument on the motions was conducted on January 24, 2017 before the Honorable Anil Singh. On April 18, 2017, the complaint was dismissed in its entirety. Glodek filed a Notice of Appeal on May 18, 2017, and had 9 months within which to “perfect” his appeal by filing a brief and the record. Defendants filed a Notice of Cross Appeal on May 18, 2017. Glodek filed a motion to expand his time to perfect his appeal, and this motion was granted thereby extending the deadline to perfect his appeal and for the defendants to file their cross appeal(s) to September 2018. On July 10, 2018, Glodek filed his opening appellate brief. Defendants have filed their brief, which includes a cross-appeal seeking sanctions. The appeal is scheduled to be heard in the Appellate Division’s September 2018 term.

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

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred tax assets relate primarily to its net operating loss carryforwards and other balance sheet basis differences. In accordance with ASC 740, “Income Taxes,” the Company recorded a valuation allowance to fully offset the gross deferred tax asset, because it is more likely than not that the Company will not realize future benefits associated with these deferred tax assets at June 30, 2018 and December 31, 2017.

The Tax Cuts and Jobs Act (the “Act”) was enacted in December 2017. The Act reduces the U.S. federal corporate tax rate from 35 percent to 21 percent, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, creates new taxes on certain foreign earnings and reduces the orphan drug tax credit. In accordance with the Act, the Company determined it necessary to reduce the recorded deferred tax liability by $0.6 million during the six months ended June 30, 2018 to allow naked credit deferred tax liabilities to be used as a source of taxable income in the future. This change in deferred tax liability has been recognized as income tax benefit in the consolidated financial statements of operations for the three and six months ended June 30, 2018. There was no change in deferred tax liability for the three and six months ended June 30, 2017. For the six months ended June 30, 2017, the Company recorded income tax expense of $0.3 million related to the $2.0 million milestone payments received from Jinghua. No income tax expense was recorded for the three months ended June 30, 2017 or the three and six months ended June 30, 2018.

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

Overview

We are a fully integrated biopharmaceutical company engaged in the discovery, development and commercialization of small molecules and biologics to address disease areas of significant unmet medical needs. We are developing product candidates for the treatment of inflammatory and fibrotic diseases, as well as, genetic diseases. Our team, which has a proven track record of successful drug development and commercialization, identifies and develops novel candidates from our small molecule and biologics platforms as well as develops our in-licensed product candidates. By retaining global commercial rights to our lead product candidates, we believe that we have the ability to progress these candidates ourselves while maintaining flexibility for commercial and licensing arrangements. We expect to continue to progress our clinical candidates and have further clinical trial data to report during the second half of 2018.

Our operations to date have been focused on developing first‑in‑class innovative therapies for indications with significant unmet medical needs while leveraging our commercial infrastructure. We have never been profitable and had an accumulated deficit of $213.3 million at June 30, 2018. Our net income was $21.5 million and $1.1 million for the three and six months ended June 30, 2018, respectively, and our net losses were $22.3 million and $39.9 million for the three and six months ended June 30, 2017, respectively.  The net income for the three and six month periods ended June 30, 2018 is driven by a $40.5 million non-cash unrealized gain related to our investment in MeiraGTx common stock. See “—MeiraGTx IPO”.

Although our commercial business generates revenue, we expect to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our development of, and seek regulatory approvals for, our additional product candidates, hire additional personnel and initiate commercialization of any products that receive regulatory approval. We anticipate that our expenses will increase substantially if, or as, we:

•	invest significantly to further develop our most advanced product candidates, including KD025, tesevatinib and KD034;
•	initiate additional clinical trials and preclinical studies for our other product candidates;
•	seek regulatory approval for our product candidates that successfully complete clinical trials;
•	continue to invest in our ROCK inhibitors and other research platforms;
•	seek to identify additional product candidates;
•	scale up our sales, marketing and distribution infrastructure and product sourcing capabilities;
•	acquire or in‑license other product candidates and technologies;
•	scale up our operational, financial and management information systems and personnel, including personnel to support our product development;
•	make milestone or other payments under any in‑license agreements; or
•	maintain, expand and protect our intellectual property portfolio;

MeiraGTx IPO

On June 12, 2018, MeiraGTx Holdings plc (“MeiraGTx”) completed its initial public offering (the “MeiraGTx IPO”) whereby it sold 5,000,000 shares of common stock at $15.00 per share. Upon completion of the MeiraGTx IPO, our investment in MeiraGTx was diluted to 13.0% ownership in MeiraGTx common stock and we no longer have the ability to exert significant influence over MeiraGTx. We discontinued the equity method of accounting for the investment in MeiraGTx on June 12, 2018 and determined the remaining investment to be an equity security accounted for in accordance with ASC 321 at the date the investment no longer qualifies for the equity method of accounting. As our investment in MeiraGTx common stock has a readily determinable market value, we recorded an unrealized gain of $40.5 million for the three and six months ended June 30, 2018 related to the fair value of our ownership of common stock of MeiraGTx. As of June 30, 2018, we maintain a 13.0% ownership in the common stock of MeiraGTx with a fair value of $40.5 million recorded as a noncurrent investment in equity securities as we are restricted from trading during the 180 day lock-up period from the date of the MeiraGTx IPO. The fair value of our investment in MeiraGTx is subject to market conditions and may be volatile and fluctuate substantially. See “Risk Factors—Risks Related to Our Financial Position—The market price of our investment in MeiraGTx may be volatile and fluctuate substantially, which could result in significant changes to the fair value of our investment and limit our ability to sell those securities.”

Fourth Amendment to 2015 Credit Agreement

On June 12, 2018, we entered into the fourth amendment (the “Fourth Amendment”) to our senior secured non‑convertible term loan (the “2015 Credit Agreement”). Pursuant to the Fourth Amendment, the maturity date of the 2015 Credit Agreement was extended to August 31, 2018 (the “Extension Period”). We repaid $4.7 million of the outstanding principal on June 18, 2018, representing all amounts due under the 2015 Credit Agreement to GoldenTree Credit Opportunities, LP, GoldenTree Credit Opportunities, Ltd, GoldenTree Insurance Fund Series Interests of the SALI Multi-Series Fund, LP, GT NM, LP, and San Berndino County Employees’ Retirement Association. All other material terms of the 2015 Credit Agreement remain the same during the Extension Period, including a minimum liquidity covenant. No assurances can be given that we will be able to comply with these covenants or that we will be able to amend the 2015 Credit Agreement to further extend the maturity date or refinance this debt on or before the maturity date.

2018 Public Offering

In June 2018, we raised $113.2 million ($105.8 million net of $7.4 million of underwriting discounts and other offering expenses payable by us) from the issuance of 34,303,030 shares of common stock at a price of $3.30 per share (“2018 Public Offering”). We expect our existing cash and cash equivalents to enable us to advance our planned Phase 2 clinical studies for KD025 and tesevatinib, advance certain of our other pipeline product candidates and provide for other working capital purposes. We believe our cash and cash equivalents balance at June 30, 2018, when considered with our forecasted cash expenditures, alleviates the substantial doubt about our ability to continue as a going concern.

Components of Statement of Operations

Revenue

Our revenue is substantially derived from sales of our portfolio of products, including our ribavirin portfolio of products and to a lesser extent sales of tetrabenazine and valganciclovir. We also recognize service revenue from our transition services agreement with MeiraGTx. No meaningful revenue has been generated from sales of our other products. Revenue also includes the recognition of upfront licensing fees and milestone payments received primarily from our license agreements with AbbVie and Jinghua.

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

The successful development of our product candidates is highly uncertain and subject to numerous risks including, but not limited to:

•	the scope, rate of progress and expense of our research and development activities;
•	clinical trial results;
•	the scope, terms and timing of regulatory approvals;
•	the expense of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights;
•	the cost, timing and our ability to acquire sufficient clinical and commercial supplies for any product candidates and products that we may develop; and
•	the risks disclosed in the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q.

A change in the outcome of any of these variables could mean a significant change in the expenses and timing associated with the development of any product candidate.

Selling, general and administrative expenses

Selling, general and administrative expenses consist primarily of salaries and related costs for non‑research personnel, including share‑based compensation and travel expenses for our employees in executive, operational, finance, legal, commercial, regulatory, pharmacovigilance and human resource functions. Other selling, general and administrative expenses include facility‑related costs, insurance, director compensation, accounting and legal services, consulting costs and programs and marketing costs to support the commercial business.

Other income (expense)

Other income (expense) is comprised of interest income earned on cash and cash equivalents and restricted cash and interest expense on our outstanding indebtedness, including non‑cash interest related to the amortization of debt discount, debt premium, and deferred financing costs associated with our indebtedness. Our loss on equity method investment in MeiraGTx, as well as gains and losses arising from changes in fair value of our common stock ownership in MeiraGTx and financial instruments are recognized in other income (expense) in the consolidated statements of operations. Such financial instruments include warrant liabilities for which cash settlement features exist. The change in fair value is based upon the fair value of the underlying security at the end of each reporting period, as calculated using the Black‑Scholes option pricing model in the case of warrant liabilities.

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

Income taxes

We file a consolidated tax return for Kadmon Holdings, Inc. and its domestic subsidiaries and the required information returns for its international subsidiaries, all of which are wholly owned. Where permitted, we file combined state returns, but in some instances separate company returns for certain subsidiaries on a stand alone basis are required. At June 30, 2018 and December 31, 2017, we had a deferred tax liability of $0.4 million and $0.9 million, respectively, and a full valuation allowance for our deferred tax assets.

Critical Accounting Policies and Significant Judgments and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reporting amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to investments, goodwill, derivative liabilities, share‑based compensation and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Critical accounting policies

The Company’s significant accounting policies are disclosed in the audited financial statements for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K filed on March 6, 2018 with the Securities Exchange Commission (“SEC”) pursuant to the Securities Act of 1933, as amended (“Securities Act”). Since the date of such financial statements, there have been no changes to the Company’s significant accounting policies except for the change in revenue recognition and fair value of equity investments (See Note 2 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q).

Recent Accounting Pronouncements

See Note 2 of the notes to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a summary of recently issued and adopted accounting pronouncements.

Results of Operations

Three and six months ended June 30, 2018 and 2017

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(unaudited)		(unaudited)
	(in thousands)		(in thousands)
Revenues
Net sales	$161	$1,698	$435	$4,034
License and other revenue	198	1,259	357	4,489
Total revenue	359	2,957	792	8,523
Cost of sales	103	266	302	833
Write-down of inventory	98	373	245	743
Gross profit	158	2,318	245	6,947
Operating expenses:
Research and development	10,178	10,056	19,958	18,503
Selling, general and administrative	8,812	9,902	17,062	20,020
Total operating expenses	18,990	19,958	37,020	38,523
Loss from operations	(18,832)	(17,640)	(36,775)	(31,576)
Other expense (income)	(39,775)	4,674	(37,277)	7,989
Income tax expense (benefit)	(562)	—	(562)	316
Net income (loss)	$21,505	$(22,314)	$1,064	$(39,881)
Deemed dividend on convertible preferred stock	491	469	981	938
Net income (loss) attributable to common stockholders	$21,014	$(22,783)	$83	$(40,819)

Revenues

Total revenue decreased by 87.9%, or approximately $2.6 million, from $3.0 million for the three months ended June 30, 2017 to $0.4 million for the three months ended June 30, 2018. The decrease in total revenue for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 was primarily attributable to the decline in sales of our ribavirin portfolio of products. The decrease was partially offset by sales of tetrabenazine and valganciclovir of $0.1 million and $0.4 million for the three months ended June 30, 2018 and 2017, respectively. We recognized previously deferred revenue from our license and collaboration agreements amounting to $1.1 million for the three months ended June 30, 2017 while no such revenue was recognized for the three months ended June 30, 2018 due to the Company’s adoption of ASC 606 (see Note 2 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q). Service revenue from our transition services agreement with MeiraGTx was $0.2 million for each of the three months ended June 30, 2018 and 2017.

Total revenue decreased by 90.7%, or approximately $7.7 million, from $8.5 million for the six months ended June 30, 2017 to $0.8 million for the six months ended June 30, 2018. The decrease in total revenue for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017 was primarily attributable to the decline in sales of our ribavirin portfolio of products. The decrease was partially offset by sales of tetrabenazine and valganciclovir of $0.3 million and $0.8 million for the six months ended June 30, 2018 and 2017, respectively. Total revenue for the six months ended June 30, 2017 included a $2.0 million milestone payment earned pursuant to a license agreement entered into with Jinghua to develop products using human monoclonal antibodies while no such revenue was recognized for the six months ended June 30, 2018. We recognized previously deferred revenue from our license and collaboration agreements amounting to $2.2 million for the six months ended June 30, 2017 while no such revenue was recognized for the six months ended June 30, 2018 due to the Company’s adoption of ASC 606 (see Note 2 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q). Service revenue from our transition services agreement with MeiraGTx was $0.3 million for each of the six months ended June 30, 2018 and 2017.

Foreign product sales represented approximately  2.3% and 25.3% of total product sales for the six months ended June 30, 2018 and 2017, respectively, and 4.4% for the three months ended June 30, 2018, respectively, the majority of which were sales to the Netherlands. There were no foreign product sales for the three months ended June 30, 2017.

Sales from our ribavirin portfolio continued to decline throughout 2017 and into 2018, from $1.3 million and $3.2 million for the three and six months ended June 30, 2017, respectively, to immaterial sales revenue for the three and six months ended June 30, 2018, as the treatment landscape for chronic HCV infection has rapidly evolved, with multiple ribavirin‑free treatment regimens, including novel direct‑acting antivirals, having entered the market and becoming the new standard of care. As a result, we expect sales of our ribavirin portfolio of products to contribute insignificantly to revenue in 2018 and beyond.

Cost of sales

Cost of sales was $0.1 million and $0.3 million for the three months ended June 30, 2018 and 2017, respectively, and $0.3 million and $0.8 million for the six months ended June 30, 2018 and 2017, respectively, which relates primarily to sales of our ribavirin portfolio of products, tetrabenazine and valganciclovir.

Write‑down of inventory

We recognized $0.1 million and $0.4 million of inventory write-downs during the three months ended June 30, 2018 and 2017, and $0.2 million and $0.7 million of inventory write‑downs during the six months ended June 30, 2018 and 2017, respectively, of our Ribasphere inventory based on our expectation that such inventory will not be sold prior to reaching its product expiration date.

Research and development expenses

Research and development expenses increased by 1.2%, or approximately $0.1 million, to $10.2 million for the three months ended June 30, 2018 from $10.1 million for the three months ended June 30, 2017. The increase in research and development expense for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017,  was primarily related to timing of patient enrollment and site visits associated with trials of our most advanced product candidates KD025 and tesevatinib.

Research and development expenses increased by 7.9%, or approximately $1.5 million, to $20.0 million for the six months ended June 30, 2018 from $18.5 million for the six months ended June 30, 2017. The increase in research and development expense for six months ended June 30, 2018 as compared to the six months ended June 30, 2017, was primarily related to development of our preclinical product candidates KD045 and KD033.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased by 11.0%, or approximately $1.1 million, to $8.8 million for the three months ended June 30, 2018 from $9.9 million for the three months ended June 30, 2017.  The decrease in selling, general and administrative expense for the three months ended June 30, 2018 is primarily related to a non-cash decrease in share-based compensation of $1.4 million related to an option grant to our Chief Executive Officer that vested in August 2017.

Selling, general and administrative expenses decreased by 14.8%, or approximately $2.9 million, to $17.1 million for the six months ended June 30, 2018 from $20.0 million for the three months ended June 30, 2017. The decrease in selling, general and administrative expense is primarily related to a non-cash decrease in share-based compensation of $2.8 million related to an option grant to our Chief Executive Officer that vested in August 2017.

Other expense (income)

The following table provides components of other expense (income):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(unaudited)		(unaudited)
	(in thousands)		(in thousands)
Interest expense	$939	$915	$1,890	$1,817
Amortization of deferred financing costs and debt discount and premium	399	515	913	1,213
Change in fair value of financial instruments	(463)	180	(604)	(726)
Loss on equity method investment	—	3,095	1,242	5,729
Unrealized gain on equity securities	(40,508)	—	(40,508)	—
Other income	(142)	(31)	(210)	(44)
Other expense (income)	$(39,775)	$4,674	$(37,277)	$7,989

For the three and six months ended June 30, 2018, other income consisted primarily of a change in the fair value of financial instruments of $0.5 million and $0.6 million, respectively, and unrealized gains related to our investment in MeiraGTx common stock  of $40.5 million for each of the three and six months ended June 30, 2018, partially offset by interest expense and other costs related to our debt of $1.3 million and $2.8 million for the three and six months ended June 30, 2018, respectively.

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

Income taxes

For the six months ended June 30, 2017, we recorded income tax expense of $0.3 million related to the $2.0 million milestone payments received from Jinghua in the respective periods. No income tax expense was recorded for the three months ended June 30, 2017 or the three and six months ended June 30, 2018.

The Tax Cuts and Jobs Act (the “Act”) was enacted in December 2017. In accordance with the Act, the Company determined it necessary to reduce the recorded deferred tax liability by $0.6 million during the second quarter of 2018 to allow naked credit deferred tax liabilities to be used as a source of taxable income in the future. The change in deferred tax liability has been recognized as income tax benefit in the consolidated financial statements of operations for the three and six months ended June 30, 2018. There was no change in deferred tax liability for the three and six months ended June 30, 2017.

Deemed Dividend

We issued 30,000 shares of 5% convertible preferred stock which accrues dividends at a rate of 5% and converts into shares of our common stock at a 20% discount to the price per share of our common stock of $12.00 in the IPO. We accrued dividends on the 5% convertible preferred stock of $0.4 million and $0.8 million for each of the three and six months ended June 30, 2018 and 2017, respectively. The Company calculated a deemed dividend of $0.1 million on the $0.4 million of accrued dividends during each of the three months ended June 30, 2018 and 2017, and $0.2 million on the $0.8 million of accrued dividends during each of the six months ended June 30, 2018 and 2017, which is a beneficial conversion feature. Approximately $1.6 million and $1.4 million of accrued dividends that were payable on June 30, 2018 and June 30, 2017, respectively, was added to the stated liquidation preference amount of the 5% convertible preferred stock on those respective dates. The stated liqudation preference of the 5% convertible preferred stock totaled $33.0 million at June 30, 2018.

Liquidity and Capital Resources

Overview

We have incurred operating losses since inception and anticipate that we will continue to incur operating losses for the next several years. We expect that our research and development and selling, general and administrative expenses will continue to increase as we develop our product candidates. As a result, we will need additional capital to fund our operations, which we may raise through a combination of equity offerings, debt financings, other third‑party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. As set forth in the 2015 Credit Agreement, which matures on August 31, 2018, we are required to comply with certain financial covenants. No assurances can be given that we will be able to comply with these covenants or that we will be able to amend the 2015 Credit Agreement to further extend the maturity date or refinance this debt on or before the maturity date. At June 30, 2018, we had $131.5 million in cash and cash equivalents and $2.1 million in restricted cash pursuant to leases for our facilities located in New York, New York, and Cambridge, Massachusetts. Our existing cash is expected to continue to enable us to advance our planned Phase 2 clinical studies for KD025 and tesevatinib and advance certain of our other pipeline product candidates.

We have not established a source of revenues sufficient to cover our operating costs, and as such, have been dependent on funding operations through the issuance of debt and sale of equity securities. We expect to incur further losses over the next several years as we develop our business. Further, at June 30, 2018, we had working capital of $90.9 million. Our accumulated deficit amounted to $213.3 million and $237.4 million at June 30, 2018 and December 31, 2017, respectively. Net cash used in operating activities was $35.3 million and $31.6 million for the six months ended June 30, 2018 and 2017, respectively.

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

At the present time, we have no commitments for any additional financing, and there can be no assurance that, if needed, additional capital will be available to us on commercially acceptable terms or at all. If we cannot obtain the needed capital, we may not be able to become profitable and may have to curtail or cease our operations. These and other factors led our independent registered public accounting firm to include an explanatory paragraph in its report on our consolidated financial statements as of and for the year ended December 31, 2017 expressing substantial doubt about our ability to continue as a going concern.

In June 2018, we raised $113.2 million ($105.8 million net of $7.4 million of underwriting discounts and other offering expenses payable by us) from the issuance of 34,303,030 shares of common stock at a price of $3.30 per share (“2018 Public Offering”). We expect our existing cash and cash equivalents to enable us to advance our planned Phase 2 clinical studies for KD025 and tesevatinib, advance certain of our other pipeline product candidates and provide for other working capital purposes. We believe our cash and cash equivalents balance at June 30, 2018, when considered with our forecasted cash expenditures, alleviates the substantial doubt about our ability to continue as a going concern.

Sources of Liquidity

Since our inception through June 30, 2018, we have raised capital from the issuance of equity and debt. At June 30, 2018, we had $28.0 million of outstanding loans under the 2015 Credit Agreement that matures on August 31, 2018. As of the date hereof, we are not in default under the terms of the 2015 Credit Agreement. We maintained cash and cash equivalents of $131.5 million at June 30, 2018.

The following table sets forth the primary sources and uses of cash,  cash equivalents and restricted for each period set forth below:

	Six Months Ended
	June 30,
	2018	2017
	(unaudited)
	(in thousands)

Net cash provided by (used in):
Operating activities	$(35,345)	$(31,632)
Investing activities	(528)	(309)
Financing activities	99,826	22,074
Net increase (decrease) in cash, cash equivalents and restricted cash	$63,953	$(9,867)

Operating Activities

The net cash used in operating activities was $35.3 million for the six months ended June 30, 2018, and consisted primarily of a net income of $1.1 million adjusted for $50.3 million in non‑cash items, including the depreciation and amortization of fixed assets of $0.7 million, amortization of deferred financing costs, debt discount and debt premium of $0.9 million, loss on equity method investment of $1.2 million, unrealized gain on equity securities of $40.5 million, change in deferred tax liability of $0.6 million, and share‑based compensation expense of $5.6 million, as well as a net decrease in operating assets and liabilities of $3.4 million. The significant items in the change in operating assets and liabilities include a decrease of $2.9 million in accounts payable, accrued expenses and other liabilities, an increase in prepaid and other assets of $0.5 million due to timing of payments for certain services, and a decrease in inventories of $0.7 million, partially offset by a decrease in accounts receivable of $0.6 million due to timing of collections from our customers. The net income was primarily driven by an unrealized gain on equity securities related to our investment in MeiraGTx of $40.5 million, offset by selling, general and administrative expenses of $17.1 million, research and development expense related to the advancement of our clinical product candidates of $20.0 million and interest paid on our debt of $1.9 million.

The net cash used in operating activities was $31.6 million for the six months ended June 30, 2017, and consisted primarily of a net loss of $39.9 million adjusted for $15.4 million non‑cash items, including the depreciation and amortization of fixed assets of $0.9 million, amortization and write-off of deferred financing costs and debt discount of $1.2 million, loss on equity method investment of $5.7 million, and share‑based compensation expense of $7.6 million, as well as a net increase in operating assets and liabilities of $7.2 million. The significant items in the change in operating assets and liabilities include an increase of $3.5 million in accounts payable, accrued expenses and other liabilities, a decrease in deferred revenue of $2.2 million primarily related to the recognition of the $44.0 million upfront payment from the license agreement with AbbVie, partially offset by a decrease in accounts receivable of $0.4 million due to timing of collections from our customers. The net loss, adjusted for non‑cash items, was primarily driven by selling, general and administrative expenses of $20.0 million, research and development expense related to the advancement of our clinical product candidates of $18.5 million and interest paid on our debt of $1.8 million, partially offset by the net sales (less cost of sales) of our ribavirin portfolio of products of $2.6 million and milestone revenue from our license agreement with Jinghua amounting to $2.0 million.

Investing Activities

Net cash used in investing activities was $0.5 million for the six months ended June 30, 2018 consisting of costs related to the purchase of property and equipment, primarily related to in‑house software and laboratory equipment. Net cash used in investing activities was $0.3 million for the six months ended June 30, 2017 consisting of costs related to leasehold improvements at our clinical office in Cambridge, MA and the purchase of property and equipment, primarily related to in‑house software purchased to support our internal clinical data management group.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2018 was $99.8 million, consisting primarily of proceeds from the issuance of common stock in our 2018 Public Offering. Net cash provided by financing activities for the six months ended June 30, 2017 was $22.1 million, consisting primarily of proceeds from the issuance of common stock and warrants in our 2017 Private Placement.

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

The expected use of our cash and cash equivalents at June 30, 2018 represents our intentions based upon our current plans and business conditions, which could change in the future as our plans and business conditions evolve. The amounts and timing of our actual expenditures may vary significantly depending on numerous factors, including the progress of our development, the status of, and results from, clinical trials, the potential need to conduct additional clinical trials to obtain approval of our product candidates for all intended indications, as well as any additional collaborations that we may enter into with third parties for our product candidates and any unforeseen cash needs. As a result, our management will retain broad discretion over the allocation of our existing cash and cash equivalents. In addition, we anticipate the need to raise additional funds from the issuance of additional equity, and our management will retain broad discretion over the allocation of those funds as well.

Contractual Obligations and Commitments

There have been no material changes in our contractual obligations and commitments during the six months ended June 30, 2018 from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2017.

Off‑balance Sheet Arrangements

During the periods presented we did not have, and we do not currently have, any off‑balance sheet arrangements, as defined under the SEC rules.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Our market risks as of June 30, 2018 have not changed materially from those discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2017.

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

As of June 30, 2018, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of June 30, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception, we have incurred substantial operating losses. Our consolidated net income was $1.1 million for the six months ended June 30, 2018 and our consolidated net loss was $39.9 million for the six months ended June 30, 2017. Our accumulated deficit was $213.3 million and $237.4 million at June 30, 2018 and December 31, 2017, respectively. The net income for the six months ended June 30, 2018 is driven by a $40.5 million non-cash unrealized gain related to our investment in MeiraGTx common stock which no longer qualifies for the equity method of accounting following the completion of MeiraGTx’s initial public offering in June 2018.

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
•

scale up our sales, marketing and distribution infrastructure and product sourcing capabilities to commercialize additional products we may acquire or license from others or for which we may develop and obtain regulatory approval; and

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

Since our inception, we have incurred substantial indebtedness in order to fund acquisitions, research and development activities and the operations of our commercial pharmaceutical business. At June 30, 2018, we had approximately $28.0 million outstanding under the 2015 Credit Agreement, which has a maturity date of August 31, 2018. In addition, we have incurred recurring losses from operations and have an accumulated deficit of $213.3 million at June 30, 2018.

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

Our 2015 Credit Agreement matures on August 31, 2018. We may not be able to comply with the covenants under the 2015 Credit Agreement or refinance our debt under this facility before the maturity date, in which event our ability to continue our operations would be materially and adversely impacted.

Our 2015 Credit Agreement matures on August 31, 2018. Pursuant to the 2015 Credit Agreement, we are required to comply with certain financial covenants. A failure to comply with these covenants is an event of default, which, if not cured or waived, could result in the acceleration of the debt under our 2015 Credit Agreement. No assurances can be given that we will be able to comply with these covenants or that we will be able to amend the 2015 Credit Agreement to further extend the maturity date or refinance this debt on or before the maturity date.

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

We do not expect that our existing cash, cash equivalents and restricted cash will be sufficient to enable us to fund the completion of development and commercialization of any of our product candidates. We do not have any additional committed external source of funds. Additionally, our revenues may fall short of our projections or be delayed, or our expenses may increase, which could result in our capital being consumed significantly faster than anticipated. Our expenses may increase for many reasons, including:

•	clinical trial‑related expenses for our product candidates;
•	the potential launch and marketing of our late‑stage product candidates; and
•	manufacturing scale‑up for commercialization of our late‑stage product candidates.

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

The market price of our investment in MeiraGTx may be volatile and fluctuate substantially, which could result in significant changes to the fair value of our investment and limit our ability to sell those securities.

As of June 30, 2018, we own approximately 13% of MeiraGTx. Common stock of MeiraGTx began trading on the Nasdaq Global Select Market on June 7, 2018 under the symbol “MGTX.” The stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated or disproportionate to the operating performance of particular companies. Broad market and industry factors may negatively affect the market price of MeiraGTx common stock, regardless of its actual operating performance. Further, a decline in the financial markets and related factors beyond our control or the control of MeiraGTx may cause the price of MeiraGTx to decline rapidly and unexpectedly. In addition, MeiraGTx may require significant additional capital to continue its planned operations. To raise capital, MeiraGTx may sell equity securities, convertible securities or other securities in one or more transactions, which may result in material dilution of our investment in MeiraGTx and result in additional volatility in the fair value of our investment in MeiraGTx.

As a result of this volatility, the fair value of our investment in MeiraGTx may be significantly and adversely affected. Investments in common stock of companies traded on public markets, including our MeiraGTx investment, are reflected on our balance sheet at fair value based on the closing price of the shares owned on the last trading day before the date of the balance sheet. Fluctutations in the underlying bid price of the shares result in unrealized gains or losses. In accordance with FASB ASC 321, Investments – Equity Securities, we recognize these fluctuations in value as other expense (income). Accordingly, a decline in the trading price of MeiraGTx would require us to recognize unrealized losses, which could result in significant harm to our financial position and adversely affect the price of our common stock.

Furthermore, as a result of this volatility, we may not be able to sell our common stock of MeiraGTx at prices we find attractive, or we may be required to recognize realized losses if we sell MeiraGTx common stock. For investments sold, we recognizes the gains and losses attributable to these investments as realized gains or losses in other expense (income). The shares of MeiraGTx common stock held by us are currently subject to certain restrictions, including a lock-up period of 180 days from June 7, 2018.

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
•

the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third‑party manufacturers with which we contract for clinical and commercial supplies; and

•	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

This lengthy approval process as well as the unpredictability of future clinical trial results may result in our failing to obtain regulatory approval to market our product candidates, including KD025, tesevatinib and KD034, which would significantly harm our business, results of operations and prospects.

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

In order to successfully launch our product candidates and have them become profitable, we anticipate that we will have to dedicate substantial time and resources and hire additional personnel to expand and enhance our commercial infrastructure, which will at a minimum include the following:

•	ensure the quality of the product candidate manufactured by our suppliers and by us;
•	expand our sales and marketing force;
•	expand and enhance programs and other procedures to educate physicians and drive physician adoption of our product candidates;
•	create additional policies and procedures, and hire additional personnel to carry out those policies and procedures, to ensure customer satisfaction with our products;
•	obtain reimbursement for hospitals and physicians; and
•	expand and enhance our general and administrative operations to manage our anticipated growth in operations and to support public company activities.

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

Additionally, if one or more of our product candidates receives marketing approval and we or others later identify undesirable or unexpected side effects caused by such products, a number of potentially significant negative consequences could result, including:

•	we could be sued and held liable for harm caused to patients;
•	sales of the product may decrease significantly; and
•	our reputation may suffer.

In addition, a regulatory agency may:

•	suspend or withdraw approvals of such product;
•	suspend any ongoing clinical trials;
•	refuse to approve pending applications or supplements to approved applications filed by us, our collaborators or our potential future collaborators;
•	require additional warnings on the label;
•	require that we create a medication guide outlining the risks of such side effects for distribution to patients;
•	issue warning letters;
•	mandate modifications to promotional materials or require us to provide corrective information to healthcare practitioners;
•

require us or our collaborators to enter into a consent decree, which can include imposition of various fines, reimbursements for inspection costs, required due dates for specific actions and penalties for noncompliance;

•	impose other civil or criminal penalties;
•	impose restrictions on operations, including costly new manufacturing requirements; and
•	seize or detain products or require a product recall.

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

In some instances, there can be significant variability in safety or efficacy results between different trials of the same product candidate due to numerous factors, including changes in trial protocols, differences in size and type of the patient populations, adherence to the dosing regimen and other trial protocols and the rate of dropout among clinical trial participants. We do not know whether any Phase 1, Phase 2, Phase 3 or other clinical trials we or any of our collaborators may conduct will demonstrate consistent or adequate efficacy and safety to obtain regulatory approval to market our product candidates.

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

We may seek Fast Track, Accelerated Approval or Priority Review designation of some of our product candidates. There is no assurance that the FDA will grant such designations and, even if it does grant any such designation for one of our product candidates, that designation may not ultimately lead to a faster development or regulatory review or approval process, and it does not increase the likelihood that our product candidates will receive marketing approval in the United States.

We may seek Fast Track, Accelerated Approval or Priority Review designation and review for our product candidates. We have not, at this point, had any specific discussions with the FDA about the potential for any of our product candidates to take advantage of these potential pathways. The FDA has broad discretion whether or not to grant any of these designations, so even if we believe a particular product candidate is eligible for such a designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. In addition, the FDA may withdraw any such designation if it believes that the designation is no longer supported by data from our clinical development program. In addition, any such designation does not have any impact on the likelihood that a product candidate will ultimately be granted marketing approval in the United States.

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

Our product development programs and potential commercialization of our product candidates will require substantial additional capital to fund expenses. As part of our ongoing strategy, we may seek additional collaborative arrangements with pharmaceutical and biotechnology companies or other third parties or external funding for certain of our development programs or seek to expand existing collaborations to cover additional commercialization or development activities. We have a number of research programs and early‑stage clinical development programs. At any time, we may determine that in order to continue development of a product candidate or program or successfully commercialize a drug we need to identify a collaborator or amend or expand an existing collaboration. Potentially, and depending on the circumstances, we may desire that a collaborator either agree to fund portions of a drug development program led by us, or agree to provide all the funding and directly lead the development and commercialization of a program. We face significant competition in seeking appropriate collaborators. Collaborations are complex and time‑consuming to negotiate and document. We may also be restricted under existing collaboration agreements from entering into agreements on certain terms with other potential collaborators. No assurance can be given that any efforts we make to seek additional collaborative arrangements will be successfully completed on acceptable terms, a timely basis or at all.

If we are unable to negotiate favorable collaborations, we may have to curtail the development of a particular product candidate, reduce or delay its development program and its potential commercialization, reduce the scope of our sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we will not be able to bring our product candidates to market and generate product revenue.

Risks Related to Our Marketed Products and Product Candidates

Historically, our revenue has depended upon sales of our ribavirin marketed product portfolio. However, in 2018 and beyond, our revenue will likely depend on sales from other products.

Historically, our revenue has depended upon sales of our ribavirin portfolio of products. No meaningful revenue was generated from sales of our other products for the years ended December 31, 2017, 2016 and 2015. However, in 2018 and beyond, our revenue will likely depend on sales from other products.

The treatment of chronic HCV infection rapidly changed as multiple ribavirin free treatment regimens, including novel direct acting antivirals, have entered the market and become the new standard of care. As a result, we expect sales of our ribavirin portfolio of products to contribute insignificantly in 2018 and beyond.

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

In addition to the risks discussed elsewhere in this section, our ability to continue to generate revenues from our commercialized products will depend on a number of factors, including, but not limited to:

•	achievement of broad market acceptance and coverage by third‑party payors for our products;
•	the effectiveness of our collaborators’ efforts in marketing and selling our products;
•	our ability to successfully manufacture, or have manufactured, commercial quantities of our products at acceptable cost levels and in compliance with regulatory requirements;
•	our ability to maintain a cost‑efficient organization and, to the extent we seek to do so, to collaborate successfully with additional third parties;

•	our ability to expand and maintain intellectual property protection for our products successfully;
•	the efficacy and safety of our products; and
•	our ability to comply with regulatory requirements, which are subject to change.

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

If we or our collaborators fail to comply with applicable continuing regulatory requirements, we or our collaborators may be subject to fines, suspension or withdrawal of regulatory approvals for specific products, product recalls and seizures, injunctions, consent decrees or other operating restrictions or criminal prosecutions. In addition, the manufacturers we engage to make our products and the manufacturing facilities in which our products are made are subject to periodic review and inspection by the FDA and foreign regulatory authorities. If problems are identified during the review or inspection of these manufacturers or manufacturing facilities, it could result in our inability to use the facility to make our product or a determination that inventories are not safe for commercial sale.

If physicians, nurses, pharmacists, patients, the medical community or third‑party payors do not accept our drugs or product candidates, we may be unable to generate significant revenue in future periods.

Our drugs may not gain or maintain market acceptance among physicians, nurses, pharmacists, patients, the medical community or third‑party payors. Effectively marketing our products and any of our product candidates, if approved, requires substantial efforts and resources, both prior to launch and after approval; and marketing efforts are subject to numerous regulatory restrictions as well as fraud and abuse laws. The demand for our drugs and degree of market acceptance of our product candidates will depend on a number of factors including:

•	limitations or warnings contained in the approved labeling for any of our drugs or product candidates;
•	changes in the standard of care for the targeted indications for any of our drugs or product candidates;
•	lower demonstrated efficacy, safety or tolerability compared to other drugs;
•	prevalence and severity of adverse side‑effects;
•	lack of cost‑effectiveness;
•	limited or lack of reimbursement and coverage from government authorities, managed care plans and other third‑party payors;
•	a decision to wait for the approval of other therapies in development that have significant perceived advantages over our drug;
•	the clinical indications for which the product is approved;
•	adverse publicity about any of our drugs or product candidates or favorable publicity about competitive products;
•	the timing or market introduction of any approved products as well as competitive products;
•	the extent to which our drugs and product candidates are approved for inclusion on formularies of hospitals and manages care organizations;
•	whether our drugs and product candidates are designated under physician treatment guidelines as first‑line therapies or as a second‑ or third‑line therapies for particular diseases;
•	convenience and ease of administration;
•	availability of alternative therapies at similar or lower cost, including generic and over‑the‑counter products;
•	other potential advantages of alternative treatment methods;
•	ineffective sales, marketing or distribution support; and
•	potential product liability claims.

If any of our drugs or product candidates fails to maintain or achieve, as applicable, market acceptance, we will not be able to generate significant revenue in future periods.

Failure to comply with FDA promotional rules may subject us to withdrawal, and correction, of related product promotion, seizure of product and other administrative or enforcement actions as well as the potential for ancillary liability under the False Claims Act or product liability litigation.

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

If we cannot successfully manage the promotion of our currently marketed products, and product candidates, if approved, we could become subject to significant liability which would materially adversely affect our business and financial condition. It is also possible that other federal, state or foreign enforcement authorities, or private parties, might take action if they believe that an alleged improper promotion led to inappropriate use of one of our products or the submission and payment of claims for an off‑label use, which could result in significant fines or penalties under other statutory provisions, such as the False Claims Act and similar laws. Even if it is later determined that we were not in violation of these laws, we may face negative publicity, incur significant expenses defending our actions and have to divert significant management resources from other matters. In addition, there are a number of specific FDA requirements related to drug labeling and advertising, and failure to adhere to these requirements could result in our products being deemed “misbranded.”

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

We have entered into consulting agreements, scientific advisory board and other financial arrangements with physicians, including some who prescribe our products and may prescribe our product candidates, if approved. Compensation for some of these arrangements includes the provision of stock options. While these arrangements were structured to comply with all applicable laws, including state and federal anti‑kickback laws, to the extent applicable, regulatory agencies may view these arrangements as prohibited arrangements that must be restructured, or discontinued, or for which we could be subject to other significant penalties. Moreover, while we do not submit claims and our customers make the ultimate decision on how to submit claims, we may provide reimbursement guidance and support to our customers and patients. If a government authority were to conclude that we provided improper advice to our customers or encouraged the submission of false claims for reimbursement, we could face action against by government authorities.

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. The sales and marketing practices of our industry are the subject of immense scrutiny from federal and state government agencies. Despite sequestration measures, governmental enforcement funding continues at robust levels and enforcement officials are interpreting fraud and abuse laws broadly. It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws and regulations. The risk of our being found in violation of these laws is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are subject to a variety of interpretations. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources, divert our management’s attention from the operation of the business, and generate negative publicity, which could harm our business. If our past or present operations are found to be in violation of any such laws or any other governmental regulations that may apply to us, we may be subject to, without limitation, civil, criminal and administrative penalties, damages, monetary fines, disgorgement, exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings or the curtailment or restructuring of our operations. If we were to be excluded from federal healthcare programs, it would mean that no federal healthcare program payment could be made for any of our products.

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

Government payors and other third‑party payors, such as private health insurers and health maintenance organizations, decide which drugs they will cover and the amount of reimbursement. Coverage decisions may depend upon clinical and economic standards that disfavor new drug or biologic products when more established or lower‑cost therapeutic alternatives are already available or subsequently become available. Based upon a number of factors, including clinical and economic standards, our products may not qualify for coverage and reimbursement. Coverage and reimbursement by a third‑party payor may depend upon a number of factors, including, but not limited to, the third‑party payor’s determination that use of a product is:

•	a covered benefit under its health plan;
•	safe, effective and medically necessary;
•	appropriate for the specific patient;
•	cost‑effective;
•	neither experimental nor investigational;
•	prescribed by a practitioner acting within the scope of license and health plan participation agreements;
•	documented adequately in the patient’s medical record;
•	dispensed by a participating pharmacy; and
•	logged and documented appropriately by the dispensing pharmacy.

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

There also have been, and likely will continue to be, legislative and regulatory proposals at the federal and state levels and elsewhere directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. In addition, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. Additional changes could be made to governmental healthcare programs that could significantly impact the success of our products or product candidates. We cannot predict the initiatives that may be adopted in the future. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare may adversely affect:

•	the demand for any products for which we may obtain regulatory approval;
•	our ability to set a price that we believe is fair for our products;
•	our ability to generate revenues and achieve or maintain profitability;
•	the level of taxes that we are required to pay; and
•	the availability of capital.

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

We are subject to the FCPA, which generally prohibits companies and their intermediaries from making payments to non‑U.S. government officials for the purpose of obtaining or retaining business or securing any other improper advantage. We are also subject to anti‑bribery laws in the jurisdictions in which we operate. Although we have policies and procedures designed to ensure that we, our employees and our agents comply with the FCPA and other anti‑bribery laws, there is no assurance that such policies or procedures will protect us against liability under the FCPA or other laws for actions taken by our agents, employees and intermediaries with respect to our business or any businesses that we acquire. We do business in a number of countries in which FCPA violations have recently been enforced. Failure to comply with the FCPA, other anti‑bribery laws or other laws governing the conduct of business with foreign government entities, including local laws, could disrupt our business and lead to severe criminal and civil penalties, including imprisonment, criminal and civil fines, loss of our export licenses, suspension of our ability to do business with the federal government, denial of government reimbursement for our products or exclusion from participation in government healthcare programs. Other remedial measures could include further changes or enhancements to our procedures, policies, and controls and potential personnel changes or disciplinary actions, any of which could have a material adverse effect on our business, financial condition, results of operations and liquidity. We could also be adversely affected by any allegation that we violated such laws.

Changes to United States (“U.S.”) trade policy, tariff and import/export regulations may have an adverse effect on our business, financial condition and results of operations..

The U.S. presidential administration instituted or proposed changes in trade policies that include the negotiation or termination of trade agreements, the imposition of tariffs on imports into the U.S., economic sanctions on individuals, corporations or countries, and other government regulations affecting trade between the U.S. and other countries. The focus on policy reforms that discourage U.S. corporations from outsourcing manufacturing and production activities to foreign jurisdictions, including through tariffs or penalties on goods manufactured outside the U.S., may require us to change the way we conduct business and adversely affect our results of operations. It may be time-consuming and expensive for us to alter our business operations in order to adapt to or comply with any such changes.

If our processes and systems are not compliant with regulatory requirements, we could be subject to restrictions on marketing our products or could be delayed in submitting regulatory filings seeking approvals for our product candidates.

We have a number of regulated processes and systems that are required to obtain and maintain regulatory approval for our drugs and product candidates. These processes and systems are subject to continual review and periodic inspection by the FDA and other regulatory bodies. If compliance issues are identified at any point in the development and approval process, we may experience delays in filing for regulatory approval for our product candidates, or delays in obtaining regulatory approval after filing. Any later discovery of previously unknown problems or safety issues with approved drugs or manufacturing processes, or failure to comply with regulatory requirements, may result in restrictions on such drugs or manufacturing processes, withdrawal of drugs from the market, the imposition of civil or criminal penalties or a refusal by the FDA or other regulatory bodies to approve pending applications for marketing approval of new drugs or supplements to approved applications, any of which could have a material adverse effect on our business. Given the number of high profile adverse safety events with certain drug products, regulatory authorities may require, as a condition of approval, costly risk evaluation and mitigation strategies, which may include safety surveillance, restricted distribution and use, patient education, enhanced labeling, expedited reporting of certain adverse events, pre‑approval of promotional materials and restrictions on direct‑to‑consumer advertising. For example, any labeling approved for any of our product candidates may include a restriction on the term of its use, or it may not include one or more intended indications. Furthermore, any new legislation addressing drug safety issues could result in delays or increased costs during the period of product development, clinical trials and regulatory review and approval, as well as increased costs to assure compliance with any new post‑approval regulatory requirements. Any of these restrictions or requirements could force us or our collaborators to conduct costly studies.

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

Our commercial success will depend, in part, on our ability to obtain and maintain patent protection in the United States and other countries with respect to our products and product candidates. We seek to protect our proprietary position by filing patent applications in the United States and abroad related to our products and product candidates that are important to our business. We cannot be certain that patents will be issued or granted with respect to applications that are currently pending or that we apply for in the future with respect to one or more of our products and product candidates, or that issued or granted patents will not later be found to be invalid or unenforceable.

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

If we or one of our licensing partners initiated legal proceedings against a third party to enforce a patent covering one of our product candidates, the defendant could counterclaim that the patent covering our product candidate is invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Although we have conducted due diligence on patents we have exclusively in-licensed, the outcome following legal assertions of invalidity and unenforceability during patent litigation is unpredictable. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the U.S. PTO, or made a misleading statement, during prosecution. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, post-grant review, inter partes review, interference proceedings, derivation proceedings,and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). Such proceedings could result in revocation or amendment to our patents in such a way that they no longer cover our products and product candidates. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art of which we and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our product candidates. Such a loss of patent protection would have a material adverse impact on our business.

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

Competitors may infringe our patents or the patents of our licensors. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time‑consuming. In addition, in an infringement proceeding, a court may decide that a patent of ours or our licensors is not valid, is unenforceable or is not infringed, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. Interference proceedings provoked by third parties or brought by us may be necessary to determine the priority of inventions with respect to our patents or patent applications or those of our licensors. An adverse result in any litigation or defense proceedings could put one or more of our patents at risk of being invalidated or interpreted narrowly and could put our patent applications at risk of not issuing.

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

•	we may not develop additional proprietary technologies that are patentable; and
•	the patents of others may have an adverse effect on our business.

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

Disputes may also arise between us and our licensors regarding intellectual property subject to a license agreement, including those relating to:

•	the scope of rights granted under the license agreement and other interpretation‑related issues;
•	whether and the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the license agreement;
•	our right to sublicense patent and other rights to third parties under collaborative development relationships;
•	whether we are complying with our diligence obligations with respect to the use of the licensed technology in relation to our development and commercialization of our product candidates; and
•	the allocation of ownership of inventions and know‑how resulting from the joint creation or use of intellectual property by our licensors and by us and our collaboration partners.

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

We do not independently conduct clinical trials of our product candidates. We rely on third parties, such as medical institutions and clinical investigators, and may in the future rely on other third parties, to perform this function. Our reliance on these third parties for clinical development activities reduces our control over these activities but does not relieve us of our responsibilities. We remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, we, along with medical institutions and clinical investigators, are required to comply with “good clinical practices” or (“GCP”), which is an international ethical and scientific quality standard for designating, recording and reporting trials that involve the participation of human subjects, and which is implemented via regulations and guidelines enforced by, among others, the FDA, the EMA, the Competent Authorities of the Member States of the European Economic Area (EEA), and comparable foreign regulatory authorities for all of our products in clinical development. GCP is designed to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of patients in clinical trials are protected. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs, study sites, or clinical investigators fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, EMA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP regulations. In addition, our clinical trials must be conducted with product produced under cGMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials and create other regulatory and litigation exposure, which would among other things delay the regulatory approval process.

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

We are exposed to the risk that our employees, independent contractors, principal investigators, agents, consultants, commercial partners and vendors may engage in fraudulent conduct or other illegal activity. Misconduct by these parties could include intentional, reckless or negligent failures to:

•	comply with regulations by the FDA and other similar foreign regulatory bodies;
•	provide true, complete and accurate information to the FDA and other similar foreign regulatory bodies;
•	comply with manufacturing standards;
•	comply with federal and state data privacy, security, fraud and abuse and other healthcare laws and regulations in the United States and similar foreign laws;
•	report financial information or data accurately; and
•	disclose unauthorized activities to us.

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

We face an inherent risk of product liability as a result of the clinical testing of our product candidates, whether by us, on our behalf or by unaffiliated third parties or investigators, and will face an even greater risk for any products that we commercialize. For example, we may be sued if any product we develop or sell allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability, and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates, if approved, or our other marketed products. Even a successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

•	decreased demand for our product candidates or products that we may develop or sell;
•	injury to our reputation;
•	withdrawal of clinical trial participants;
•	initiation of investigations by regulators;
•	costs to defend the related litigation;
•	a diversion of management’s time and our resources;
•	substantial monetary awards to trial participants or patients;
•	product recalls, withdrawals or labeling, marketing or promotional restrictions;
•	loss of revenues from product sales; and
•	the inability to commercialize our product candidates or our marketed products.

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

Our business is subject to risks associated with conducting business internationally. Some of our suppliers and collaborative and clinical trial relationships are located outside the United States. Accordingly, our future results could be harmed by a variety of factors, including:

•	economic weakness, including inflation, or political instability in particular foreign economies and markets;
•	differing regulatory requirements for drug approvals in foreign countries;
•	potentially reduced protection for intellectual property rights;
•	difficulties in compliance with non‑U.S. laws and regulations;
•	changes in non‑U.S. regulations and customs, tariffs and trade barriers;
•	changes in non‑U.S. currency exchange rates and currency controls;
•	changes in a specific country’s or region’s political or economic environment;
•	trade protection measures, import or export licensing requirements or other restrictive actions by U.S. or non‑U.S. governments;
•	negative consequences from changes in tax laws;
•	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
•	workforce uncertainty in countries where labor unrest is more common than in the United States;
•	difficulties associated with staffing and managing foreign operations, including differing labor relations;
•	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
•	business interruptions resulting from geo‑political actions, including war and terrorism, or natural disasters including earthquakes, typhoons, floods and fires.

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

We may evaluate various acquisitions and strategic collaborations, including licensing or acquiring complementary products, intellectual property rights, technologies or businesses. Any potential acquisition or strategic collaboration may entail numerous risks, including:

•	increased operating expenses and cash requirements;
•	the assumption of additional indebtedness or contingent liabilities;
•	assimilation of operations, intellectual property and products of an acquired company, including difficulties associated with integrating new personnel;
•	the diversion of our management’s attention from our existing product programs and initiatives in pursuing such a strategic merger or acquisition;
•	retention of key employees, the loss of key personnel, and uncertainties in our ability to maintain key business relationships;
•	risks and uncertainties associated with the other party to such a transaction, including the prospects of that party and their existing products or product candidates and regulatory approvals; and
•

our inability to generate revenue from acquired technology or products sufficient to meet our objectives in undertaking the acquisition or even to offset the associated acquisition and maintenance costs.

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

At June 30, 2018, we had 103 full‑time employees. As our development and commercialization plans and strategies develop, we expect to expand our employee base for managerial, operational, sales, marketing, financial and other resources. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. Also, our management may need to divert a disproportionate amount of their attention away from our day‑to‑day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations which may result in weaknesses in our infrastructure, give rise to operational errors, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of existing and additional product candidates. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively with others in our industry will depend, in part, on our ability to effectively manage any future growth.

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

•	our ability or inability to effectively manage our growth;
•	changes in the structure of healthcare payment systems;
•	our failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;
•	publication of research reports about us or our industry, or positive or negative recommendations or withdrawal of research coverage by securities analysts;
•	market conditions in the pharmaceutical and biotechnology sectors or the economy generally;
•	our ability or inability to raise additional capital through the issuance of equity or debt or collaboration arrangements and the terms on which we raise it;
•	trading volume of our common stock;
•	our ability to amend or refinance the 2015 Credit Agreement due August 31, 2018;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies; and
•	significant lawsuits, including patent or stockholder litigation.

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

In the event of liquidation, the holders of the convertible preferred stock will be entitled to be paid a liquidation preference, which under some circumstances will include a substantial premium.

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

Concurrently with the closing of our IPO, we issued 30,000 shares of our convertible preferred stock pursuant to an exchange agreement with holders of our Senior Convertible Term Loan. Holders of the convertible preferred stock shall be entitled to receive a cumulative dividend at an annual rate of 5% of the sum of the original purchase price per share of convertible preferred stock plus any dividend arrearages. In addition, holders of the convertible preferred stock shall be entitled to receive dividends paid or payable on our common stock with respect to the number of shares of our common stock into which each share of convertible preferred stock is then convertible at the then applicable conversion price. Shares of our convertible preferred stock are convertible at any time at the option of the holder into shares of our common stock at a conversion price equal to their original purchase price plus any accrued but unpaid dividends. At June 30, 2018,  3,433,467 shares of our common stock are issuable upon conversion of our convertible preferred stock. This issuance of common stock upon the conversion would dilute the percentage ownership of holders of our common stock by approximately 3.0% at June 30, 2018. The dilutive effect of the conversion of these securities may adversely affect our ability to obtain additional equity financing.

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

We will need to raise additional funds through public or private debt or equity financings in order to:

•	take advantage of expansion opportunities;
•	acquire complementary products, product candidates or technologies;
•	develop new products or technologies; and
•	respond to competitive pressures.

Any additional capital raised through the issuance of our equity securities may dilute your percentage ownership interest in us. Furthermore, any additional financing we may need may not be available on terms favorable to us or at all. The unavailability of needed financing could adversely affect our ability to execute our business strategy. See “—Risks Related to Our Financial Position—Our 2015 Credit Agreement matures on August 31, 2018. We may not be able to comply with the covenants under the 2015 Credit Agreement or refinance our debt under this facility before the maturity date, in which event our ability to continue our operations would be materially and adversely impacted” for more information.

Our principal stockholders and management own a significant percentage of our stock and will be able to exercise significant influence over matters subject to stockholder approval.

Our executive officers, directors and holders of 5% or more of our capital stock, together with their respective affiliates, beneficially owned 49.3% of our capital stock as of August 4, 2018, of which 2.7% is beneficially owned by our executive officers. Accordingly, our executive officers, directors and principal stockholders are able to determine the composition of the board of directors, retain the voting power to approve all matters requiring stockholder approval, including mergers and other business combinations, and continue to have significant influence over our operations. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us that you may believe are in your best interests as one of our stockholders. This in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove the board of directors or management.

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

None.

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
10.1

Amended and Restated Kadmon Holdings, Inc. 2016 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37841), filed with the SEC on May 8, 2018).

10.2

Amendment # 4 to Credit Agreement dated June 12, 2018, by and among Kadmon Pharmaceuticals, LLC, the guarantors from time to time party thereto, the lenders from time to time party thereto and Perceptive Credit Holdings, L.P. (incorporated herein by referend to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37841), filed with the SEC on June 13, 2018.

10.3

Form of Subscription Agreement dated June 11, 2018 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37841), filed with the SEC on June 14, 2018).

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
101*

The following materials from the Kadmon Holdings, Inc. Form 10-Q for the quarter ended June 30, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2018 and 2017, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017, and (iv) Notes to the Financial Statements.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 9, 2018	By:	/s/ Harlan W. Waksal Harlan W. Waksal President and Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2018	By:	/s/ Konstantin Poukalov Konstantin Poukalov Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)