Form 10-Q
period 2018-09-30
Kadmon Holdings, Inc.
filed 2018-11-09
CIK 1557142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________________

FORM 10-Q

_______________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

The number of shares of the registrant’s common stock outstanding as of November 5, 2018 was 113,130,817.

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

Forward‑looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward‑looking statements. We believe that these factors include, but are not limited to, the following:

•	the initiation, timing, progress and results of our preclinical studies and clinical trials, and our research and development programs;
•	our ability to advance product candidates into, and successfully complete, clinical trials;
•	our reliance on the success of our product candidates;
•	the timing or likelihood of regulatory filings and approvals;
•	our ability to expand our sales and marketing capabilities;
•	the commercialization of our product candidates, if approved;
•	the pricing and reimbursement of our product candidates, if approved;
•	the implementation of our business model, strategic plans for our business, product candidates and technology;
•	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;
•	our ability to operate our business without infringing, misappropriating or otherwise violating the intellectual property rights and proprietary technology of third parties;
•	cost associated with defending or enforcing, if any, intellectual property infringement, misappropriation or
•	other intellectual property violation, product liability and other claims;
•	regulatory and governmental policy developments in the United States, Europe and other jurisdictions;
•	estimates of our expenses, future revenues, capital requirements and our needs for additional financing;
•	the potential benefits of strategic collaboration agreements and our ability to enter into strategic arrangements;
•	our ability to maintain and establish collaborations or obtain additional grant funding;
•	the rate and degree of market acceptance, if any, of our product candidates, if approved;
•	developments relating to our competitors and our industry, including competing therapies;
•	our ability to effectively manage our anticipated growth;
•	our ability to attract and retain qualified employees and key personnel;
•	our ability to achieve cost savings and benefits from our efforts to streamline our operations and to not harm our business with such efforts;
•	our expectations regarding the period during which we qualify as an emerging growth company under the Jumpstart Our Business Startups Act (JOBS Act);
•	statements regarding future revenue, hiring plans, expenses, capital expenditures, capital requirements and share performance;
•	litigation, including costs associated with prosecuting or defending pending or threatened claims and any adverse outcomes or settlements not covered by insurance;
•	our expected use of cash and cash equivalents and other sources of liquidity;
•	our ability to amend or refinance the 2015 Credit Agreement due July 1, 2020;
•	the future trading price of the shares of our common stock and impact of securities analysts’ reports on these prices;
•	the future trading price of our equity investments and our potential inability to sell those securities if needed; and
•	other risks and uncertainties, including those listed under the caption “Risk Factors.”

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

PART I. FINANCIAL INFORMATION

Kadmon Holdings, Inc.

Consolidated balance sheets

(in thousands, except share amounts)

	September 30,	December 31,
	2018	2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$113,351	$67,517
Accounts receivable, net	972	325
Accounts receivable from affiliates	7	861
Inventories, net	1,063	201
Prepaid expenses and other current assets	2,225	1,109
Total current assets	117,618	70,013
Fixed assets, net	4,027	4,292
Goodwill	3,580	3,580
Restricted cash	2,116	2,116
Investment, equity securities	48,072	—
Investment, at cost	2,300	3,542
Other noncurrent assets	2	9
Total assets	$177,715	$83,552

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,946	$8,008
Accrued expenses	9,514	8,577
Deferred revenue	—	4,400
Fair market value of financial instruments	1,247	1,952
Secured term debt – current	—	33,707
Total current liabilities	17,707	56,644
Deferred revenue	—	19,617
Deferred rent	4,294	4,347
Deferred tax liability	377	939
Other long term liabilities	69	247
Secured term debt – net of current portion and discount	27,386	—
Total liabilities	49,833	81,794
Commitments and contingencies (Note 14 and 15)
Stockholders’ equity:
Convertible Preferred Stock, $0.001 par value; 10,000,000 shares authorized at September 30, 2018 and December 31, 2017; 30,000 shares issued and outstanding at September 30, 2018 and December 31, 2017	41,716	40,220
Common Stock, $0.001 par value; 200,000,000 shares authorized at September 30, 2018 and December 31, 2017; 113,101,776 and 78,643,954 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	113	79
Additional paid-in capital	313,664	198,856
Accumulated deficit	(227,611)	(237,397)
Total stockholders’ equity	127,882	1,758
Total liabilities and stockholders’ equity	$177,715	$83,552

See accompanying notes to consolidated financial statements

Kadmon Holdings, Inc.

Consolidated statements of operations (unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues
Net sales	$198	$1,036	$633	$5,070
License and other revenue	174	1,241	531	5,730
Total revenue	372	2,277	1,164	10,800
Cost of sales	59	277	361	1,110
Write-down of inventory	20	933	265	1,676
Gross profit	293	1,067	538	8,014
Operating expenses:
Research and development	11,918	11,775	31,876	30,278
Selling, general and administrative	9,668	9,121	26,730	29,141
Total operating expenses	21,586	20,896	58,606	59,419
Loss from operations	(21,293)	(19,829)	(58,068)	(51,405)
Other expense (income):
Interest income	(534)	(11)	(742)	(44)
Interest expense	877	1,469	3,680	4,499
Change in fair value of financial instruments	(198)	(1,340)	(802)	(2,066)
Loss on equity method investment	—	1,750	1,242	7,479
Unrealized gain on equity securities	(7,564)	—	(48,072)	—
Other expense (income)	(75)	6	(77)	(5)
Total other expense (income)	(7,494)	1,874	(44,771)	9,863
Loss before income tax	(13,799)	(21,703)	(13,297)	(61,268)
Income tax expense (benefit)	—	—	(562)	316
Net loss	$(13,799)	$(21,703)	$(12,735)	$(61,584)
Deemed dividend on convertible preferred stock	515	490	1,496	1,428
Net loss attributable to common stockholders	$(14,314)	$(22,193)	$(14,231)	$(63,012)

Basic and diluted net loss per share of common stock	$(0.13)	$(0.42)	$(0.15)	$(1.25)
Weighted average basic and diluted shares of common stock outstanding	113,101,776	52,572,880	92,378,205	50,331,163

See accompanying notes to consolidated financial statements

Kadmon Holdings, Inc.

Consolidated statements of stockholders’ equity (unaudited)

(in thousands, except share amounts)

	Preferred stock		Common stock		Additional paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	Deficit	Total
Balance, December 31, 2017	30,000	$40,220	78,643,954	$79	$198,856	$(237,397)	$1,758
Share-based compensation expense	—	—	—	—	2,572	—	2,572
Common stock issued for warrant exercises	—	—	8,195	—	26	—	26
Cumulative effect of change in accounting principle - ASC 606 adoption	—	—	—	—	—	24,017	24,017
Beneficial conversion feature on convertible preferred stock	—	98	—	—	—	(98)	—
Accretion of dividends on convertible preferred stock	—	392	—	—	—	(392)	—
Net loss	—	—	—	—	—	(20,441)	(20,441)
Balance, March 31, 2018	30,000	$40,710	78,652,149	$79	$201,454	$(234,311)	$7,932
Share-based compensation expense	—	—	—	—	3,023	—	3,023
Common stock issued in public offering, net	—	—	34,303,030	34	105,727	—	105,761
Common stock issued for warrant exercises	—	—	123,639	—	562	—	562
Common stock issued under ESPP plan	—	—	22,958	—	65	—	65
Beneficial conversion feature on convertible preferred stock	—	98	—	—	—	(98)	—
Accretion of dividends on convertible preferred stock	—	393	—	—	—	(393)	—
Net income	—	—	—	—	—	21,505	21,505
Balance, June 30, 2018	30,000	$41,201	113,101,776	$113	$310,831	$(213,297)	$138,848
Share-based compensation expense	—	—	—	—	2,833	—	2,833
Beneficial conversion feature on convertible preferred stock	—	103	—	—	—	(103)	—
Accretion of dividends on convertible preferred stock	—	412	—	—	—	(412)	—
Net loss	—	—	—	—	—	(13,799)	(13,799)
Balance, September 30, 2018	30,000	$41,716	113,101,776	$113	$313,664	$(227,611)	$127,882

See accompanying notes to consolidated financial statements

Kadmon Holdings, Inc.

Consolidated statements of cash flows (unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(12,735)	$(61,584)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of fixed assets	1,105	1,389
Write-down of inventory	265	1,676
Amortization of deferred financing costs	228	382
Amortization of debt discount	1,077	1,721
Amortization of debt premium	(345)	(376)
Share-based compensation	8,428	10,558
Change in fair value of financial instruments	(802)	(2,066)
Loss on equity method investment	1,242	7,479
Unrealized gain on equity securities	(48,072)	—
Deferred tax liability	(562)	—
Changes in operating assets and liabilities:
Accounts receivable, net	207	273
Inventories, net	(1,127)	62
Prepaid expenses and other assets	(1,109)	(766)
Accounts payable	(1,072)	4,497
Accrued expenses, other liabilities and deferred rent	686	(5,800)
Deferred revenue	—	(3,300)
Net cash used in operating activities	(52,586)	(45,855)

Cash flows from investing activities:
Purchases of fixed assets	(811)	(474)
Net cash used in investing activities	(811)	(474)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net	105,761	83,861
Payment of financing costs	(596)	(20)
Principal payments on secured term debt	(6,574)	—
Proceeds from issuance of ESPP shares	65	—
Proceeds from exercise of warrants	575	—
Net cash provided by financing activities	99,231	83,841
Net increase in cash, cash equivalents and restricted cash	45,834	37,512
Cash, cash equivalents and restricted cash, beginning of period	69,633	38,209
Cash, cash equivalents and restricted cash, end of period	$115,467	$75,721

Components of cash, cash equivalents, and restricted cash
Cash and cash equivalents	113,351	73,605
Restricted cash	2,116	2,116
Total cash, cash equivalents, and restricted cash	115,467	75,721

Supplemental cash flow disclosures:
Cash paid for interest	$2,750	$2,756
Cash paid for taxes	—	353
Non-cash investing and financing activities:
Fair value of warrants issued in private placement	—	1,651
Fair value of modification to lender warrants	111	908
Capitalized lease obligations	29	208
Unpaid financing/offering costs	—	558
Beneficial conversion feature on convertible preferred stock	299	286
Accretion of dividends on convertible preferred stock	1,197	1,142
Cumulative effect of change in accounting principle - ASC 606 adoption	24,017	—

See accompanying notes to consolidated financial statements

Kadmon Holdings, Inc.

Notes to consolidated financial statements (unaudited)

1. Organization

Nature of Business

Kadmon Holdings, Inc. (together with its subsidiaries, “Kadmon” or “Company”) is a fully integrated biopharmaceutical company engaged in the discovery, development and commercialization of small molecules and biologics to address disease areas of significant unmet medical needs, with a near-term clinical focus on inflammatory and fibrotic diseases. The Company leverages its multi‑disciplinary research and clinical development team to identify and pursue a diverse portfolio of novel product candidates, both through in-licensing products and employing its small molecule and biologics platforms. By retaining global commercial rights to its lead product candidates, the Company believes that it has the ability to develop these candidates while maintaining flexibility for commercial and licensing arrangements. The Company expects to continue to progress its clinical candidates and have further clinical trial data to report throughout 2018 and 2019.

Liquidity

The Company had an accumulated deficit of $227.6 million and working capital of $99.9 million at September 30, 2018. The Company maintained cash and cash equivalents of $113.4 million at September 30, 2018. In June 2018, the Company raised $113.2 million ($105.8 million net of $7.4 million of underwriting discounts and other offering expenses payable by the Company) from the issuance of 34,303,030 shares of common stock at a price of $3.30 per share (“2018 Public Offering”). The Company’s existing cash and cash equivalents is expected to enable it to advance its planned Phase 2 clinical studies for KD025 and tesevatinib, advance certain of its other pipeline product candidates and provide for other working capital purposes.  The Company believes its cash and cash equivalents balance at September 30, 2018, when considered with its forecasted cash expenditures, continues to alleviate the substantial doubt about its ability to continue as a going concern.

On June 12, 2018, the Company entered into the fourth amendment to the 2015 Credit Agreement (the “Fourth Amendment”) (Note 5). Pursuant to the Fourth Amendment, the maturity date of the 2015 Credit Agreement was extended to August 31, 2018 (the “Extension Period”). The Company repaid $4.7 million of the outstanding principal on June 18, 2018, representing all amounts due under the 2015 Credit Agreement to GoldenTree Credit Opportunities, LP, GoldenTree Credit Opportunities, Ltd, GoldenTree Insurance Fund Series Interests of the SALI Multi-Series Fund, LP, GT NM, LP, and San Bernardino County Employees’ Retirement Association. All other material terms of the 2015 Credit Agreement remained the same during the Extension Period, including a minimum liquidity covenant.

On August 15, 2018, the Company entered into the fifth amendment to the 2015 Credit Agreement (the “Fifth Amendment”) (Note 5). Pursuant to the Fifth Amendment, the maturity date of the Credit Agreement was extended to July 1, 2020 and principal payments have been deferred until January 31, 2020. Beginning on January 31, 2020, equal principal payments of $750,000 per month will be due until the maturity date. Additionally, the parties amended certain covenants under the 2015 Credit Agreement to require the Company to meet certain developmental milestones by December 31, 2019. All other material terms of the 2015 Credit Agreement remain the same, including a minimum liquidity covenant. No assurances can be given that the Company will be able to comply with these covenants or that the Company will be able to amend the 2015 Credit Agreement to further extend the maturity date or refinance this debt on or before the maturity date.

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

Interim Financial Statements

 The accompanying financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management’s opinion, the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the final results that may be expected for the year ended December 31, 2018. These unaudited financial statements should be read in conjunction with the audited financial statements in Item 15 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers for the three and nine months ended September 30, 2018 (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2018	September 30, 2018
Product sales	$198	$633
Other revenue	174	531
Total revenue	$372	$1,164

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

Other Revenue

The other revenue generated by the Company is primarily related to the transition services agreement and sublease agreement with MeiraGTx Holdings plc (“MeiraGTx”) (Note 10). The Company performed various professional services under the transition services agreement that support MeiraGTx. The Company recognizes revenue related to transition services and sublease agreements as they are performed.

Contract Balances

The timing of revenue recognition may differ from the timing of invoicing to customers. Accounts receivable are recorded at the invoiced amount, net of an allowance for doubtful accounts. A receivable is recognized in the period we deliver goods or provide services or when our right to consideration is unconditional. The Company has not recognized any assets for costs to obtain or fulfill a contract with a customer as of September 30, 2018.

Financial Statement Impact of Adopting ASC 606

The Company adopted ASC 606 using the modified retrospective method. The cumulative effect of applying the new guidance to all contracts with customers that were not completed as of January 1, 2018 was recorded as an adjustment to accumulated deficit as of the adoption date as shown in the following table (in thousands):

	As Reported	Adjustments	Adjusted
	December 31,	AbbVie	January 1,
	2017	Agreement	2018
		(unaudited)	(unaudited)
Cash, cash equivalents, and restricted cash	$69,633	$	$69,633
Accounts receivable, net	1,186		1,186
Inventories, net	201		201
Prepaid expenses and other current assets	1,109		1,109
Fixed assets, net	4,292		4,292
Goodwill	3,580		3,580
Investments at cost	3,542		3,542
Other noncurrent assets	9		9
Total assets	$83,552	$	$83,552
Accounts payable and accrued expenses	$16,585	$	$16,585
Fair market value of financial instruments - current	1,952		1,952
Secured term debt - current	33,707		33,707
Deferred revenue, current	4,400	(4,400)	—
Deferred revenue, long term	19,617	(19,617)	—
Other long term liabilities	5,533		5,533
Total liabilities	81,794	(24,017)	57,777
Common stock, preferred stock, and additional paid-in capital	239,155		239,155
Accumulated deficit	(237,397)	24,017	(213,380)
Total stockholders’ equity	1,758	24,017	25,775
Total liabilities and stockholders’ equity	$83,552	$—	$83,552

The year-end condensed balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by GAAP.

Commercial Partnership Agreement with AbbVie Inc. (“AbbVie”)

On June 17, 2013, the Company entered into a series of agreements with AbbVie related to certain of the Company’s ribavirin products. Pursuant to an asset purchase agreement, as amended, the Company sold marketing authorizations and related assets for ribavirin in certain countries outside the United States. The Company received upfront payments totaling $64.0 million, and could have received additional contingent payments totaling $51.0 million based on the achievement of certain milestones. The Company did not earn any such milestones during the nine months ended September 30, 2018.

Of the $64.0 million upfront payments, $44.0 million was considered allocable to the domestic licensing arrangement and was recorded as deferred revenue to be recognized over the 10 year term of the agreement. The Company recognized $1.1 million and $3.3 million during the three and nine months ended September 30, 2017, respectively. At December 31, 2017, $24.0 million was recorded as deferred revenue, of which $4.4 million was short‑term. The Company is required to supply ribavirin products, maintain the marketing authorization for certain ribavirin products and maintain the intellectual property for Ribasphere and RibaPak through the term of the agreements ending December 31, 2020.

The Company’s agreements with AbbVie provide AbbVie with access to various forms of intellectual property, as well as supply of product. Under the previous guidance, certain of the upfront payments under the agreements were considered allocable to a 10-year domestic license arrangement and, as a result, the associated revenue was previously deferred and recognized straight line over the life of the agreements. Under ASC 606, the Company has determined that two distinct performance obligations under the domestic license agreement exist, both of which are considered to be completed as of the date of adoption. No other material rights or enforceable rights or obligations exist under the AbbVie agreements. In conjunction with the January 1, 2018 adoption of ASC 606, the Company adjusted its accumulated deficit by $24.0 million, reflecting the recognition of $24.0 million of deferred revenue related to the domestic license agreement with AbbVie.

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

Impact of New Revenue Guidance on Financial Statement Line Items

The following table compares the reported condensed consolidated balance sheet as of September 30, 2018 to the pro-forma amounts had the previous guidance been in effect (in thousands):

	As Reported			Balances without adoption of ASC 606
	September 30, 2018	Adjustments		September 30, 2018	December 31, 2017
	(unaudited)	(unaudited)		(unaudited)
Cash, cash equivalents, and restricted cash	$115,467	$		$115,467	$69,633
Accounts receivable, net	979			979	1,186
Inventories, net	1,063			1,063	201
Investment, equity securities	48,072			48,072	—
Prepaid expenses and other current assets	2,225			2,225	1,109
Fixed assets, net	4,027			4,027	4,292
Goodwill	3,580			3,580	3,580
Investment, at cost	2,300			2,300	3,542
Other noncurrent assets	2			2	9
Total assets	$177,715		$—	$177,715	$83,552
Accounts payable and accrued expenses	$16,460	$		$16,460	$16,585
Fair market value of financial instruments - current	1,247			1,247	1,952
Secured term debt - current	—			—	33,707
Deferred revenue, current	—		4,400	4,400	4,400
Deferred revenue, long term	—		16,317	16,317	19,617
Other long term liabilities	4,740			4,740	5,533
Secured term debt – net of current portion and discount	27,386			27,386	—
Total liabilities	49,833		20,717	70,550	81,794
Common stock, preferred stock, and additional paid-in capital	355,493			355,493	239,155
Accumulated deficit	(227,611)		(20,717)	(248,328)	(237,397)
Total stockholders’ equity (deficit)	127,882		(20,717)	107,165	1,758
Total liabilities and stockholders’ equity	$177,715		$—	$177,715	$83,552

The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

Total reported liabilities were $20.7 million less than the pro-forma balance sheet, which assumes the Company had continued to recognize revenues under ASC 605 as of September 30, 2018. This is due to the recognition of the deferred revenue related to the AbbVie agreement upon adoption of ASC 606.

The following summarizes the significant changes on the Company’s condensed consolidated statement of operations for the three months ended September 30, 2018 as a result of the adoption of ASC 606 on January 1, 2018, which assumes the Company had continued to recognize revenues under ASC 605 (in thousands, except share and per share amounts):

	As Reported Three Months Ended		Balances without adoption of ASC 606	Three Months Ended
	September 30, 2018	Adjustments	September 30, 2018	September 30, 2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales	$198	$	$198	$1,036
License and other revenue	174	1,100	1,274	1,241
Total revenue	372	1,100	1,472	2,277
Cost of sales and write-down of inventory	79		79	1,210
Research and development	11,918		11,918	11,775
Selling, general and administrative	9,668		9,668	9,121
Total other expense (income)	(7,494)		(7,494)	1,874
Net income (loss) attributable to common stockholders	$(13,799)	$1,100	$(12,699)	$(21,703)
Deemed dividend on convertible preferred stock	515		515	490
Net income (loss) attributable to common stockholders	$(14,314)	$1,100	$(13,214)	$(22,193)

Basic and diluted net income (loss) per share of common stock	$(0.13)	$0.01	$(0.12)	$(0.42)
Weighted average basic and diluted shares of common stock outstanding	113,101,776	113,101,776	113,101,776	52,572,880

The following summarizes the significant changes on the Company’s condensed consolidated statement of operations for the nine months ended September 30, 2018 as a result of the adoption of ASC 606 on January 1, 2018, which assumes the Company had continued to recognize revenues under ASC 605 (in thousands, except share and per share amounts):

	As Reported Nine Months Ended		Balances without adoption of ASC 606	Nine Months Ended
	September 30, 2018	Adjustments	September 30, 2018	September 30, 2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales	$633	$	$633	$5,070
License and other revenue	531	3,300	3,831	5,730
Total revenue	1,164	3,300	4,464	10,800
Cost of sales and write-down of inventory	626		626	2,786
Research and development	31,876		31,876	30,278
Selling, general and administrative	26,730		26,730	29,141
Total other expense (income)	(44,771)		(44,771)	9,863
Income tax expense (benefit)	(562)		(562)	316
Net income (loss) attributable to common stockholders	$(12,735)	$3,300	$(9,435)	$(61,584)
Deemed dividend on convertible preferred stock	1,496		1,496	1,428
Net income (loss) attributable to common stockholders	$(14,231)	$3,300	$(10,931)	$(63,012)

Basic and diluted net income (loss) per share of common stock	$(0.15)	$0.04	$(0.11)	$(1.25)
Weighted average basic and diluted shares of common stock outstanding	92,378,205	92,378,205	92,378,205	50,331,163

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

Transaction Price Allocated to Future Performance Obligations

ASC 606 requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of September 30, 2018. The guidance provides certain practical expedients that limit this requirement. The Company has various contracts that meet the following practical expedients provided by ASC 606:

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

The Company does not have any performance obligations, outside of the practical expedients above, that have not yet been satisfied as of September 30, 2018 and therefore there is no transaction price allocated to future performance obligations under ASC 606.

Recent Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-15, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force)”,  which requires customers in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in Accounting Standards Codification 350-40 to determine which implementation costs to capitalize as assets. This ASU is effective for annual or any interim periods beginning after December 15, 2019. The Company does not expect the standard to have a significant impact on its consolidated financial statements, as the Company’s cloud computing contracts are not material.

In June 2018, the FASB issued ASU No. 2018-07, “Compensation – Stock Compensation”,  which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees, except for specific exceptions. This ASU is effective for annual or any interim periods beginning after December 15, 2018. The Company does not expect the standard to have a significant impact on its consolidated financial statements, as the fair value of the Company’s awards to nonemployees is immaterial.

In May 2017, the FASB issued ASU No. 2017-09, “Compensation – Stock Compensation”,  which clarifies the guidance about which changes to the terms and conditions of a share-based payments award require an entity to apply modification accounting in Topic 718. This ASU is effective for annual or any interim periods beginning after December 15, 2017. The Company adopted this standard on January 1, 2018, which did not impact the consolidated financial statements as the Company has not modified the terms and conditions of any share-based payments during the year ended December 31, 2017 or the nine months ended September 30, 2018.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles – Goodwill and Other”, which simplifies the subsequent measurement of goodwill by eliminating “Step 2” from the goodwill impairment test. Instead of performing Step 2 to determine the amount of an impairment charge, the fair value of a reporting unit will be compared with its carrying amount and an impairment charge will be recognized for the value by which the carrying amount exceeds the reporting unit’s fair value. ASU 2017-04 is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not expect the standard to have a significant impact on its consolidated financial statements.

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

In February 2016, the FASB issued ASU No. 2016‑02, “Leases”. This ASU amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets. Current GAAP does not require lessees to recognize assets and liabilities arising from operating leases on the balance sheet. This guidance is effective for annual and interim reporting periods of public entities beginning after December 15, 2018, with early adoption permitted. In July 2018, the FASB issued ASU No. 2018-10, “Codification Improvements to Topic 842, Leases” and ASU 2018-11, “Leases (Topic 842): Targeted Improvements”. These ASU’s make improvements and provide clarity to several aspects of the guidance in ASC 842. The Company is in the process of implementation and expects to adopt this guidance when it becomes effective using the optional transition method allowed under the standard which does not require comparative periods to be restated. The Company expects to elect to apply practical expedients allowed under the standard, which, among other things, allows the carryforward of historical lease classifications. The Company expects that adoption of this standard will have a material impact on the Company’s consolidated balance sheets and related disclosures, as a result of recognizing a cumulative-effect adjustment reflecting right-of-use assets and lease liabilities related to its operating leases on January 1, 2019. The Company does not expect a material impact to the consolidated statement of operations or cash flows. Prior period financial statements and related disclosures will be presented in accordance with ASC 840.

3. Stockholders’ Equity

5% Convertible Preferred Stock

The Company had 30,000 shares of 5% convertible preferred stock outstanding at September 30, 2018, which converts into shares of the Company’s common stock at a 20% discount to the price per share of common stock in the Company’s initial public offering (“IPO”) of $12.00 per share. The Company accrued dividends on the 5% convertible preferred stock of $0.4 million and $1.2 million for the three and nine months ended September 30, 2018, respectively and $0.3 million and $1.1 million for the three and nine months ended September 30, 2017, respectively. The Company calculated a deemed dividend of $0.1 million on the $0.4 million and $0.3 million of accrued dividends during each of the three months ended September 30, 2018 and 2017, respectively, and $0.3 million on the $1.2 million and $1.1 million of accrued dividends during each of the nine months ended September 30, 2018 and 2017, respectively, which is a beneficial conversion feature. Approximately $1.6 million and $1.4 million of accrued dividends that were payable on June 30, 2018 and June 30, 2017, respectively, were added to the stated liquidation preference amount of the 5% convertible preferred stock on those respective dates. The stated liquidation preference amount on the 5% convertible preferred stock totaled $33.0 million at September 30, 2018.

Common Stock

The Company’s certificate of incorporation authorizes the issuance of up to 200,000,000 shares of the Company’s common stock, par value $0.001 per share.

4. Net Loss per Share Attributable to Common Stockholders

Basic net loss attributable to common stockholders per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Shares issued during the period are weighted for the portion of the period that they were outstanding. Because the Company has reported a net loss for the three and nine months ended September 30, 2018 and 2017, diluted net loss per common share is the same as basic net loss per common share for those periods. The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company (in thousands, except share and per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Numerator – basic and diluted:
Net loss available to common stockholders	$(14,314)	$(22,193)	$(14,231)	$(63,012)
Denominator – basic and diluted:
Weighted average common shares outstanding used to compute basic and diluted net loss per share	113,101,776	52,572,880	92,378,205	50,331,163
Net loss per share, basic and diluted	$(0.13)	$(0.42)	$(0.15)	$(1.25)

The amounts in the table below were excluded from the calculation of diluted net loss per share, due to their anti-dilutive effect:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Options to purchase common stock	9,713,427	3,310,843	9,713,427	3,310,843
Warrants to purchase common stock	11,999,852	6,067,447	11,999,852	6,067,447
Convertible preferred stock	3,476,385	12,945,590	3,476,385	12,945,590
Total shares of common stock equivalents	25,189,664	22,323,880	25,189,664	22,323,880

5. Debt

The Company is a party to one credit agreement in the following amount (in thousands):

	September 30,	December 31,
	2018	2017

Secured term debt due July 1, 2020	$28,046	$34,620

Total debt before fees, interest and debt discount/premium	28,046	34,620
Less: Deferred financing costs	—	(228)
Debt discount	(660)	(1,030)
Add: Debt premium	—	345
Total debt payable	$27,386	$33,707

Debt payable, current portion	$—	$33,707
Debt payable, long-term	$27,386	$—

Secured Term Debt

August 2015 Secured Term Debt

In August 2015, the Company entered into a secured term loan in the amount of $35.0 million with two lenders (“2015 Credit Agreement”). The interest rate on the loan is LIBOR plus 9.375% with a 1% floor. The Company incurred and paid a $0.8 million commitment fee in connection with the loan that will be amortized to interest expense over the term of the agreement. The basic terms of the loan required monthly payments of interest only, through the first anniversary date of the loan, and required the Company to maintain certain financial covenants requiring the Company to maintain a minimum liquidity amount and minimum revenue levels beginning after June 30, 2016 through August 1, 2016, the date the Company consummated its IPO. Beginning on the first anniversary date of the loan, the Company was required to make monthly principal payments in the amount of $380,000. Any outstanding balance of the loan and accrued interest was to be repaid on June 17, 2018. The secured term loan is collateralized by a first priority perfected security interest in all the tangible and intangible property of the Company.

In conjunction with the 2015 Credit Agreement, warrants to purchase $6.3 million of Class A units were issued to two lenders, of which $5.4 million was recorded as a debt discount and $0.9 million was recorded as loss on extinguishment of debt (Note 6). The debt discount was amortized over the life of the outstanding term loan using the effective interest method.

Deferred financing costs of $1.3 million were recognized in recording the 2015 Credit Agreement and were amortized to interest expense over the three year term of the agreement. There were no unamortized deferred financing costs at September 30, 2018 and approximately $0.2 million of unamortized deferred financing costs at December 31, 2017. Approximately $0.2 million was charged to interest expense during the nine months ended September 30, 2018 and approximately $0.1 million and $0.4 million was charged to interest expense during the three and nine months ended September 30, 2017. There was no expense recorded during the three months ended September 30, 2018 as the deferred financing costs were fully amortized as of June 30, 2018.

The Company entered into a third waiver agreement to the 2015 Credit Agreement in September 2016 to negotiate the amendment and restatement of certain covenants of the Company contained in the 2015 Credit Agreement. In connection with such negotiation, the lenders under the 2015 Credit Agreement had agreed to refrain from exercising certain rights under the 2015 Credit Agreement, including the declaration of a default and to forbear from acceleration of any repayment rights with respect to existing covenants until the parties have consummated the amendment and restatement of such provisions. In addition, certain payments required to be made under the 2015 Credit Agreement had been deferred while the parties negotiated the amendment. The parties executed the Second Amendment to the 2015 Credit Agreement in November 2016 whereby the Company deferred further principal payments owed under the 2015 Credit Agreement in the amount of $380,000 per month until August 31, 2017. Additionally, the parties amended various clinical development milestones and added a covenant pursuant to which the Company was required to raise $40.0 million of additional equity capital by the end of the second quarter of 2017. All other material terms of the 2015 Credit Agreement, including the maturity date, remained the same.

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

As a result of the Third Amendment, $0.9 million was recorded as a debt premium at March 31, 2017, inclusive of the fair value of the warrant modification utilizing a Black-Scholes calculation, and will be amortized to interest expense over the remaining term of the agreement as the amendment was deemed to be a modification in accordance with ASC 470 (Note 6). Approximately $0.3 million was recorded to interest expense during the nine months ended September 30, 2018, and approximately $0.2 million and $0.4 million was recorded to interest expense during the three and nine months ended September 30, 2017, respectively. There was no expense recorded during the three months ended September 30, 2018 as the premium was fully amortized as of June 30, 2018

The Company entered into a fifth waiver agreement to the 2015 Credit Agreement in March 2018 under which the lenders under the 2015 Credit Agreement agreed to refrain from exercising certain rights under the 2015 Credit Agreement, including the declaration of a default and to forbear from acceleration of any repayment rights with respect to existing covenants. The report and opinion of the Company’s independent registered public accounting firm, BDO USA, LLP, for the year end December 31, 2017 contained an explanatory paragraph regarding the Company’s ability to continue as a going concern, which was an event of default under the 2015 Credit Agreement.

The Company entered into the fourth amendment to the 2015 Credit Agreement in June 2018 (the “Fourth Amendment”). Pursuant to the Fourth Amendment, the maturity date of the 2015 Credit Agreement was extended to August 31, 2018 (the “Extension Period”). The Company repaid $4.7 million of the outstanding principal on June 18, 2018, representing all amounts due under the 2015 Credit Agreement to GoldenTree Credit Opportunities, LP, GoldenTree Credit Opportunities, Ltd, GoldenTree Insurance Fund Series Interests of the SALI Multi-Series Fund, LP, GT NM, LP, and San Berndino County Employees’ Retirement Association. All other material terms of the 2015 Credit Agreement remained the same during the Extension Period.

The Company entered into the fifth amendment to the 2015 Credit Agreement in August 2018 (the “Fifth Amendment”). Pursuant to the Fifth Amendment, the maturity date of the Credit Agreement was extended to July 1, 2020 and principal payments have been deferred until January 31, 2020. Beginning on January 31, 2020, equal principal payments of $750,000 per month will be due until the maturity date. Additionally, the parties amended certain covenants under the 2015 Credit Agreement to require the Company to meet certain developmental milestones by December 31, 2019. All other material terms of the 2015 Credit Agreement remain the same, including a minimum liquidity covenant. As of the date hereof, the Company is not in default under the terms of the 2015 Credit Agreement.

The Fifth Amendment also amended the exercise price of a portion of the 2015 Warrants to purchase an aggregate of 529,413 shares of the Company’s common stock from $4.50 per warrant share to $3.30 per warrant share. The terms of the remaining 2015 Warrants to purchase an aggregate of 88,238 shares of the Company’s common stock remain the same. As amended, if all of the 2015 Warrants are exercised, the Company will receive approximately $2.1 million in cash proceeds.

As a result of the Fifth Amendment, $0.7 million was recorded as a debt discount in August 2018, inclusive of the fair value of the warrant modification utilizing a Black-Scholes calculation, and will be amortized to interest expense over the remaining term of the agreement as the amendment was deemed to be a modification in accordance with ASC 470 (Note 6). Approximately $0.1 million was recorded to interest expense during each of the three and nine months ended September 30, 2018.

The minimum payments required on the outstanding balances of the 2015 Credit Agreement at September 30, 2018  for each of the years ended December 31 are (in thousands):

2015 Credit Agreement
2018	$—
2019	—
2020	28,046
$28,046

The following table provides components of interest expense and other related financing costs (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Interest expense and other financing costs	$830	$955	$2,720	$2,772
Amortization of deferred financing costs, debt discount and debt premium	47	514	960	1,727
Interest expense	$877	$1,469	$3,680	$4,499

6. Financial Instruments

Equity issued pursuant to Credit Agreements

In connection with the 2015 Credit Agreement, the Company issued warrants as fees to the lenders to purchase an aggregate of $6.3 million of the Company’s Class A units. The strike price of the warrants was 85% of the price per unit in an IPO or, if before an IPO, 85% of the deemed per unit equity value as defined in the 2015 Credit Agreement. The warrants were exercisable as of the earlier of an IPO or July 1, 2016. Since these warrants are also redeemable at the option of the holder upon the occurrence of, and during the continuance of, an event of default, the warrants are recorded as a liability of $1.2 million at both September 30, 2018 and December 31, 2017. Upon entry into the agreement in August 2015, the warrants issued to an existing lender was recorded to loss on extinguishment of debt of $0.9 million and the warrants issued to the new lender was recorded as a debt discount of $5.4 million and will be amortized over the three year term (Note 5) in accordance with ASC 470. As a result of the Third Amendment, $0.9 million was recorded as a debt premium and will be amortized to interest expense over the remaining term of the agreement as the Third Amendment was deemed to be a modification in accordance with ASC 470. As a result of the Fifth Amendment, the fair value of the warrant modification calculated utilizing the Black-Scholes valuation model of $0.1 million was recorded as a debt discount in August 2018, and will be amortized to interest expense over the remaining term of the agreement as the amendment was deemed to be a modification in accordance with ASC 470.

The Company used the Black-Scholes pricing model to value the warrant liability at September 30, 2018 with the following assumptions: risk-free interest rate of 2.9%, expected term of 3.9 years, expected volatility of 82.9% and a dividend rate of 0%.

Upon consummation of the Company’s IPO on August 1, 2016 with a price per share of common stock in the IPO of $12.00, the warrants to purchase Class A units issued to lenders under the 2015 Credit Agreement were exchanged for 617,651 warrants to purchase the same number of shares of the Company’s common stock. The change in fair value of the warrants was $(0.2) million and $(0.1) million for the three and nine months ended September 30, 2018, respectively, and $(0.3) million and $(2.2) million for the three and nine months ended September 30, 2017, respectively. None of these instruments have been exercised as of September 30, 2018 and December 31, 2017. At September 30, 2018, the fair value of the warrant liability was approximately $1.2 million and is recorded as a short-term liability as the 2015 Warrants are exercisable.

Other Warrants

In connection with the sale of common stock in March 2017, warrants to purchase 2,707,138 shares of common stock were issued at an exercise price of $4.50 per share. During April 2018, warrants to purchase 119,047 shares of common stock were exercised for which the Company received proceeds of $0.5 million. The remaining 2,588,091 warrants expired in April 2018. These warrants included a cash settlement option requiring the Company to record a liability for the fair value of the warrants at the time of issuance and at each reporting period with any change in the fair value reported as other income or expense. At the time of issuance, approximately $1.6 million was recorded as a warrant liability. The change in the fair value of these warrants was $(0.7) million for the nine months ended September 30, 2018, and $(1.1) million and $(0.8) million for the three and nine months ended September 30, 2017, respectively.

In connection with the 2017 Public Offering, the Company issued warrants to purchase 10,710,000 shares of common stock at an initial exercise price of $3.35 per share for a term of 5 years from the date of issuance. At September 30, 2018, warrants to purchase 10,671,400 shares of common stock were outstanding. The Company assessed the warrants under FASB ASC 480 and determined that the warrants were outside the scope of ASC 480. The Company next assessed the warrants under FASB ASC 815. Under the related guidance, a reporting entity shall not consider a contract to be a derivative instrument if the contract is both (1) indexed to the entity’s own stock and (2) classified in stockholders’ equity. The Company determined that the warrants were indexed to the Company’s stock, as the agreements do not contain any exercise contingencies and the warrants’ settlement amount equals the difference between the fair value of the Company’s common stock price and the warrant strike price. The Company also assessed the classification in stockholders’ equity and determined the warrants met all of the criteria for classification as equity under ASC 815. Based on this analysis, the Company determined that the warrant should be classified as equity and recorded $22.8 million to additional paid in capital, which represents the allocation of the 2017 Public Offering proceeds to the fair value of the warrants at issuance date.

Fair Value of Long‑term Debt

The Company maintained a long-term secured term debt balance of $28.0 million at September 30, 2018. The Company had no long-term secured debt at December 31, 2017. Since the secured debt becomes due on July 1, 2020, it has been recorded as long-term secured debt at September 30, 2018. The underlying agreements for these balances were negotiated with parties that included fully independent third parties, at an interest rate which is considered to be in line with over-arching market conditions. Based on these factors management considers the carrying value of the debt to approximate fair value at September 30, 2018 and December 31, 2017.

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

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The table below represents the values of the Company’s financial instruments at September 30, 2018 and December 31, 2017 (in thousands):

	Fair Value Measurement Using Significant Other Observable Inputs (Level 2)

	September 30,	December 31,
Description	2018	2017
Warrants	$1,247	$1,952
Total	$1,247	$1,952

The table below represents a rollforward of the Level 2 financial instruments from January 1, 2017 to September 30, 2018 (in thousands).

Significant Other Observable Inputs
(Level 2)
Balance at January 1, 2017	$3,305
Fair value of warrants modified in the Third Amendment	(908)
Issuance of warrants in private placement	1,651
Change in fair value of financial instruments	(2,096)
Balance at December 31, 2017	$1,952
Change in fair value of financial instruments	(802)
Fair value of warrants modified in the Fifth Amendment	111
Exercise of warrants recorded as liability	(14)
Balance at September 30, 2018	$1,247

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

Warrants

The following table summarizes information about warrants outstanding at September 30, 2018 and December 31, 2017:

	Warrants	Weighted Average Exercise Price
Balance, December 31, 2017	14,722,790	$5.70
Granted	—	—
Exercised	(134,847)	4.21
Forfeited	(2,588,091)	4.50
Balance, September 30, 2018	11,999,852	$5.97

7. Inventories

Inventories are stated at the lower of cost or net realizable value (on a first‑in, first‑out basis) using standard costs. Standard costs include an allocation of overhead rates, which include those costs attributable to managing the supply chain and are evaluated regularly. Variances are expensed as incurred.

The Company regularly reviews the expiration dates of its inventories and maintains a reserve for inventories that are probable to expire before shipment. Inventories recorded on the Company’s consolidated balance sheets are net of a reserve for expirable inventory of $3.5 million and $4.8 million at September 30, 2018 and December 31, 2017, respectively. The Company expensed Ribasphere inventory that it believes will not be sold prior to reaching its expiration date totaling less than $0.1 million and $0.3 million during the three and nine months ended September 30, 2018, respectively, and $0.9 million and $1.7 million during the three and nine months ended September 30, 2017, respectively. If the amount and timing of future sales differ from management’s assumptions, adjustments to the estimated inventory reserves may be required.

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

The Company has concluded that KD034, its generic version of trientine hydrochloride, is commercially viable since it is the chemical equivalent of the original drug approved by the U.S. Food and Drug Administration (“FDA”). The Company has submitted two Abrreviated New Drug Application’s with the FDA, and economic benefits are probable. Accordingly, the pre-launch costs are realizable as the Company expects the inventory will be sold or used prior to expiration. An assessment of likelihood that regulatory approval will not be obtained will be made at each reporting period. If at any time regulatory approval is deemed to not be probable, the inventory will be written down to its net realizable value, which is presumably zero, as the product would have no alternative future use. The Company maintained $1.0 million and $0.1 million of work-in-process inventory related to KD034 at September 30, 2018 and December 31, 2017, respectively.

Inventories are comprised of the following (in thousands):

	September 30,	December 31,
	2018	2017
Work-in-process	1,032	80
Finished goods, net	31	121
Total inventories	$1,063	$201

8. Fixed Assets

Fixed assets consisted of the following (in thousands):

	Useful Lives	September 30,	December 31,
	(Years)	2018	2017

Leasehold improvements	4-8	$10,187	$10,120
Office equipment and furniture	3-15	1,529	1,488
Machinery and laboratory equipment	3-15	3,242	2,765
Software	1-5	3,624	3,162
Construction-in-progress	̶̶̶̶	201	408
		18,783	17,943
Less accumulated depreciation and amortization		(14,756)	(13,651)
Fixed assets, net		$4,027	$4,292

Depreciation and amortization of fixed assets totaled $1.1 million and $1.4 million during the nine months ended September 30, 2018 and 2017, respectively, and $0.4 million and $0.5 million in the three months ended September 30, 2018 and 2017, respectively. The construction‑in‑progress balance is related to costs of unimplemented software still under development. Unamortized computer software costs were $0.6 million and $0.2 million at September 30, 2018 and December 31, 2017, respectively. The amortization of computer software costs amounted to $0.1 million and $0.5 million for the nine months ended September 30, 2018 and 2017, respectively, and $0.2 million for the three months ended September 30, 2017. No meaningful amortization of computer software costs was recorded for the three months ended September 30, 2018.

During the first quarter of 2017, the Company disposed of $2.1 million of fully depreciated assets. There was no consideration received for the disposal of these assets and the disposal did not have a significant impact on the consolidated financial statements of the Company.

9. Goodwill

The Company’s goodwill relates to the 2010 acquisition of Kadmon Pharmaceuticals, LLC, a Pennsylvania limited liability company that was formed in April 2000. There were no changes in the carrying amount of goodwill for the nine months ended September 30, 2018 and the year ended December 31, 2017.

10. Investment in MeiraGTx

In April 2015, the Company executed several agreements which transferred its ownership of Kadmon Gene Therapy, LLC to MeiraGTx. As part of these agreements, the Company also transferred various property rights, employees and management tied to the intellectual property and contracts identified in the agreements to MeiraGTx. At a later date, MeiraGTx ratified its shareholder agreement and accepted the pending equity subscription agreements, which provided equity ownership to various parties. The execution of these agreements resulted in a 48% ownership in MeiraGTx by the Company. After MeiraGTx was deconsolidated or derecognized, the retained ownership interest was initially recognized at fair value and a gain of $24.0 million was recorded based on the fair value of this equity investment. The Company’s investment was accounted for under the equity method at zero cost with an estimated fair value at the time of the transaction of $24.0 million. This value was determined based upon the implied value established by the cash raised by MeiraGTx in exchange for equity interests by third parties. As of March 31, 2018, the Company had no basis in any of the investments in MeiraGTx.

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

On June 12, 2018, MeiraGTx completed its initial public offering (the “MeiraGTx IPO”) whereby it sold 5,000,000 shares of common stock at $15.00 per share. Upon the closing of the MeiraGTx IPO, 27,184,132 shares of common stock were outstanding, which includes the conversion of all C preferred shares into common stock. The shares began trading on the Nasdaq Global Select Market on June 7, 2018 under the symbol “MGTX.”

Prior to the MeiraGTx IPO, the Company had no basis in any of the investments held in MeiraGTx. Upon completion of the MeiraGTx IPO, the Company’s investment was diluted to 13.0% ownership in MeiraGTx common stock and no longer has the ability to exert significant influence over MeiraGTx. The Company discontinued the equity method of accounting for the investment in MeiraGTx on June 12, 2018 and determined the remaining investment to be an equity security accounted for in accordance with ASC 321 at the date the investment no longer qualifies for the equity method of accounting. ASC 321 requires the investments to be recorded at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. As the Company’s investment in MeiraGTx common stock has a readily determinable market value, the Company recorded an unrealized gain of $40.5 million in June 2018 related to the fair value of its ownership of common stock of MeiraGTx. As of September 30, 2018, the Company maintains a 13.0% ownership in the common stock of MeiraGTx with a fair value of $48.1 million recorded as a noncurrent investment in equity securities as the Company is restricted from trading during the 180 day lock-up period from the date of the MeiraGTx IPO. The Company has recorded an unrealized gain on the MeiraGTx common stock investment of $7.6 million and $48.1 million for the three and nine months ended September 30, 2018, respectively. The investment in MeiraGTx is valued using Level 1 inputs which includes quoted prices in active markets for identicial assets in accordance with the fair value hierarchy (see Note 6). The Company has not realized any gains related to the investment in common stock of MeiraGTx.

As part of the agreements executed with MeiraGTx in April 2015, the Company entered into a transition services agreement (“TSA”) with MeiraGTx which expired in April 2018. Upon expiration of the TSA, the Company continued to provide office space to MeiraGTx. On October 1, 2018, the Company and MeiraGTx entered into a sublease agreement which is effective from October 1, 2018 for a period of two months and will automatically be renewed on a monthly basis unless MeiraGTx provides 30 days prior written notice. The monthly sublease amount is approximately $47,000. As part of the TSA and sublease agreement with MeiraGTx, the Company recognized $0.4 million to license and other revenue during each of the nine months ended September 30, 2018 and 2017 and $0.1 million during each of the three months ended September 30, 2018 and 2017. The Company received cash payments of $1.3 million and $0.3 million from MeiraGTx during the nine months ended September 30, 2018 and 2017, respectively. The Company has immaterial amounts receivable from MeiraGTx at September 30, 2018 and $0.9 million of amounts receivable from MeiraGTx at December 31, 2017. For the period beginning January 1, 2018 through June 12, 2018, the Company recorded its share of MeiraGTx’s net loss under the equity method of accounting of $1.2 million. For the the three and nine months ended September 30, 2017 the Company recorded its share of MeiraGTx’s net loss under the equity method of accounting of $1.8 million and $7.5 million, respectively.

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

Oncon and Ras

On May 19, 2016, the Company entered into a development and license agreement with Limited Liability Company Oncon (“Oncon”) whereby the Company granted Oncon exclusive licenses for certain antibodies. While Oncon is not considered a related party to Kadmon, a family member of a former executive of Kadmon is a limited, non-controlling partner and minority shareholder in Oncon who is unable to exert significant influence on the policies or operations of Oncon. Upon commercial sale of the licensed antibodies, the Company is eligible to receive a royalty equal to a percentage of net sales in the high-teens. The Company is also eligible to receive a portion of sublicensing revenue from Oncon ranging from the low ten percents to low thirty percents based on the development stage of the product. No such revenue was earned during the three and nine months ended September 30, 2018 and 2017. In connection with the development and license agreement, the Company also entered into an exclusive supply agreement with Limited Liability Company Ras (“Ras”) whereby the Company will supply Ras with antibodies under the agreement for Ras to supply to Oncon. Ras is controlled by the family member of a former executive of Kadmon and was a related party to Kadmon until the resignation of the executive on October 24, 2018, at which point Ras ceased to be a related party. There has been no activity between the Company and Ras under the development and license agreement as of September 30, 2018.

On April 20, 2018, the Company entered into a cell bank development and royalty agreement with Oncon whereby the Company would serve as an agent to engage a third party to develop and manufacture a biological product for Oncon. Under the cell bank development agreement, Ras is Oncon’s designated recipient of the master cell bank, if and when its development is complete. There has been no activity between the Company and Ras under the cell bank development agreement as of September 30, 2018. In June 2018, the Company received an upfront payment from Oncon totaling $0.8 million which the Company is required to deliver to the third party upon completion of development of the master cell bank. At September 30, 2018, the Company has $0.8 million recorded as an accrued liability as no payments have been made to the third party as of September 30, 2018. Under this agreement, the Company is also to provide expertise and know-how to the development process and is eligible to receive a royalty equal to a percentage of net sales in the low single digit percents upon commercialization of the biological product. The Company is also eligible to receive a portion of sublicensing revenue from Oncon in the low single digit percents. No such revenue was earned during the three and nine months ended September 30, 2018 and 2017.

12. Share‑based Compensation

2016 Equity Incentive Plan

A total of 8,523,147 shares of the Company’s common stock were authorized and reserved for issuance under the Company’s 2016 Equity Incentive Plan, as amended (the “2016 Equity Plan”) at December 31, 2017. This reserve automatically increased to 11,668,905 on January 1, 2018 and will automatically increase each subsequent anniversary through January 1, 2025, by an amount equal to the smaller of (a) 4% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (b) an amount determined by the board of directors. At September 30, 2018, there were options to purchase an aggregate of 8,115,927 shares of common stock outstanding at a weighted average price of $7.06 per share under the 2016 Equity Plan.

Total unrecognized compensation expense related to unvested options granted under the Company’s share‑based compensation plan was $6.2 million and $13.3 million at September 30, 2018 and December 31, 2017, respectively. That expense is expected to be recognized over a weighted average period of 1.7 years and 1.9 years as of September 30, 2018 and December 31, 2017, respectively. The Company recorded share‑based compensation expense under the 2016 Equity Plan of $8.4 million and $10.6 million for the nine months ended September 30, 2018 and 2017, respectively, and $2.8 million and $13.2 million for the three months ended September 30, 2018 and 2017, respectively.

The following table summarizes information about stock options outstanding at September 30, 2018 and December 31, 2017:

	Options Outstanding
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Balance, December 31, 2017	8,496,872	$6.96	8.83	$—
Granted	280,924	4.62
Exercised	—	—
Forfeited	(661,869)	4.78
Balance, September 30, 2018	8,115,927	$7.06	8.08	$—
Options vested and exercisable, September 30, 2018	4,271,886	$9.69	7.37	$—

The aggregate intrinsic value in the table above represents the total pre‑tax intrinsic value calculated as the difference between the fair value of the Company’s common stock at September 30, 2018 ($3.34 per share) and the exercise price, multiplied by the related in‑the‑money options that would have been received by the option holders had they exercised their options at the end of the fiscal year. This amount changes based on the fair value of the Company’s common stock. There were no options exercised during the nine months ended September 30, 2018 and 2017.

There were 280,924 stock options granted during the nine months ended September 30, 2018 with a weighted-average exercise price of $4.62. During the nine months ended September 30, 2017, 285,000 stock options were granted with a weighted‑average exercise price of $4.11. The fair value of each stock option award was estimated at the date of grant using the Black‑Scholes option‑pricing model and the assumptions noted in the following table:

	Nine Months Ended	Nine Months Ended
	September 30, 2018	September 30, 2017
Weighted average fair value of grants	$2.20	$2.62
Expected volatility	72.94% - 75.14%	74.48%-74.70%
Risk-free interest rate	2.44% - 2.84%	1.87%-2.00%
Expected life (years)	5.50 - 6.00	5.50-5.75
Expected dividend yield	0%	0%

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

Compensation expense for the Performance Options is recognized on a straight-line basis over the awards’ requisite service period. The Performance Options vest upon the satisfaction of both a service condition and the satisfaction of one or more performance conditions, therefore the Company initially determined which outcomes are probable of achievement. The Company believes that the three-year service condition (explicit service period) and all three performance conditions (implicit service periods) will be satisfied. The requisite service period would be three years as that is the longest period of both the explicit service period and the implicit service periods. Total unrecognized compensation expense related to unvested Performance Options was $2.9 million at September 30, 2018. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.6 years. The weighted average remaining contractual term of the Performance Options is 9.5 years. No Performance Options were exercised during the nine months ended September 30, 2018.

Stock Appreciation Rights

The Company granted 1,040,000 stock appreciation rights to certain executive officers during the year ended December 31, 2017 with an exercise price of $3.64 per share. No stock appreciation rights were granted under the 2016 Equity Plan prior to 2017. The weighted average remaining contractual term of the stock appreciation rights is 9.2 years.

Compensation expense for stock appreciation rights is recognized on a straight-line basis over the awards’ requisite service period. Total unrecognized compensation expense related to unvested stock appreciation rights was $1.8 million and $2.5 million at September 30, 2018 and December 31, 2017, respectively. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.2 years and 2.9 years, respectively. No stock appreciation rights were exercised during the nine months ended September 30, 2018 and 2017. The stock appreciation rights had no aggregate intrinsic value as of September 30, 2018.

2014 Long‑term Incentive Plan (“LTIP”)

A total of 9,750 units were granted under the LTIP at September 30, 2018 and December 31, 2017. The LTIP is payable upon the fair market value of the Company’s common stock exceeding 333% of the $6.00 grant price ($20.00) per share prior to December 7, 2024. The holders of the LTIP have no right to demand a particular form of payment, and the Company reserves the right to make payment in the form of cash or common stock.

2016 Employee Stock Purchase Plan (“2016 ESPP”)

 A total of 1,801,180 shares of the Company’s common stock were reserved for issuance under the 2016 ESPP at December 31, 2017, which increased to 2,551,180 on January 1, 2018. The 2016 ESPP was amended and restated on March 16, 2018. The Company issued 10,594 shares, 22,958 shares and 29,041 shares of common stock under the 2016 ESPP in

October 2017, April 2018 and October 2018, respectively. No meaningful compensation expense was recognized for the ESPP during the nine months ended September 30, 2018 and 2017.

13. Accrued Expenses

Short‑term accrued expenses at September 30, 2018 and December 31, 2017 include the following (in thousands):

	September 30,	December 31,
	2018	2017
Commission payable	$2,395	$2,395
Compensation and benefits	408	758
Severance	569	1,122
Research and development	3,229	1,915
Other	2,913	2,387
Total Accrued Expenses	$9,514	$8,577

Commission Payable

During 2014 and 2015, the Company raised $40.4 million in gross proceeds, $37.3 million net of $3.1 million in transaction costs, through the issuance of 3,514,859 Class E redeemable convertible units. Of the $3.1 million in transaction costs, $2.4 million remains in accrued liabilities at September 30, 2018 and December 31, 2017 relating to commissions to third parties for Class E redeemable convertible raises during 2014 and 2015.

Severance

Severance balances represent contractual compensation to be paid to former employees, a significant portion of which relates to the separation agreement with Dr. Samuel D. Waksal. Effective as of February 8, 2016, Dr. Samuel D. Waksal resigned from all positions with the Company and is no longer employed by the Company in any capacity. At September 30, 2018, accrued severance payments payable to Dr. Samuel D. Waksal total $0.4 million, which is recorded as accrued expense. At December 31, 2017, accrued severance payable to Dr. Samuel D. Waksal totaled $1.2 million, of which $1.0 million was recorded as accrued expense and $0.2 million was recorded as other long‑term liabilities. The separation agreement with Dr. Samuel D. Waksal contains certain supplement conditional payments, none of which have been met at September 30, 2018. The Company has not recorded any expense related to these conditional payments at September 30, 2018 and will continue to evaluate the probability of these conditional payments.

Research and  Development

The Company has contracts with third parties for the development of the  Company’s product candidates. The timing of the expenses varies depending upon the timing of initiation of clinical trials and enrollment of patients in clinical trials. At September 30, 2018 and December 31, 2017, accrued research and development expenses for which the Company has not yet been invoiced totaled $3.2 million and $1.9 million, respectively.

14. Commitments

The Company’s commitments are disclosed in the audited financial statements included in Item 8 of the Annual Report on Form 10-K as of and for the year ended December 31, 2017. Since the date of such financial statements, there have been no changes to the Company’s commitments.

Licensing Commitments

The Company has entered into several license agreements for products currently under development (Note 11). The Company may be obligated in future periods to make additional payments, which would become due and payable only upon the achievement of certain research and development, regulatory, and approval milestones. The specific timing of such milestones cannot be predicted and depends upon future discretionary clinical developments as well as regulatory agency actions which cannot be predicted with certainty (including action which may never occur). These additional contingent milestone payments aggregate to $215.9 million at September 30, 2018. Any payments made prior to FDA approval will be expensed as research and development. Payments made after FDA approval will be capitalized.

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

Legal Proceedings

The Glodek Litigation

On July 25, 2016, Kevin Glodek filed and served a Summons with Notice against Kadmon Holdings, LLC and Kadmon Holdings, Inc. in the New York State Supreme Court, for the county of New York, for an amount of no less than $2.8 million with interest, plus costs and disbursements. Company counsel demanded a complaint and that complaint was served and filed on September 6, 2016. In the complaint, Glodek alleges fraud, misrepresentation, breach of contract, breach of the implied covenant of good faith and fair dealing, and unjust enrichment, for amounts to be determined at trial, but in no event less than $4 million with interest, plus costs and disbursements. Glodek’s claims arise out of a 2015 settlement agreement, in which he released all claims he had against Kadmon Holdings, LLC and Kadmon Holdings, Inc. On September 21, 2016, Glodek filed an Amended Summons and an Amended Complaint adding Mr. Steven N. Gordon and a former executive of the Company as named defendants. All defendants moved (i) to dismiss the Amended Complaint and (ii) for sanctions or, in the alternative, to disqualify Glodek’s counsel. Argument on the motions was conducted on January 24, 2017 before the Honorable Anil Singh. On April 18, 2017, the complaint was dismissed in its entirety. Having previously noticed an appeal from that dismissal, Glodek filed his opening appellate brief on July 10, 2018. The defendants filed their brief, which included a cross-appeal seeking sanctions and argument was heard before the Appellate Division on October 26, 2018 and the Company is awaiting the decision.

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

17. Income Taxes

The Company files a consolidated tax return for Kadmon Holdings, Inc. and its domestic subsidiaries and the required information returns for its international subsidiaries, all of which are wholly owned. Where permitted, the Company files combined state returns, but in some instances separate returns for certain subsidiaries on a stand‑alone basis are required.

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred tax assets relate primarily to its net operating loss carryforwards and other balance sheet basis differences. In accordance with ASC 740, “Income Taxes,” the Company recorded a valuation allowance to fully offset the gross deferred tax asset, because it is more likely than not that the Company will not realize future benefits associated with these deferred tax assets at September 30, 2018 and December 31, 2017.

The Tax Cuts and Jobs Act (the “Act”) was enacted in December 2017. The Act reduces the U.S. federal corporate tax rate from 35 percent to 21 percent, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, creates new taxes on certain foreign earnings and reduces the orphan drug tax credit. In accordance with the Act, the Company determined it necessary to reduce the recorded deferred tax liability by $0.6 million during the nine months ended September 30, 2018 to allow naked credit deferred tax liabilities to be used as a source of taxable income in the future. This change in deferred tax liability has been recognized as income tax benefit in the consolidated financial statements of operations for the nine months ended September 30, 2018. There was no change in deferred tax liability for the three months ended September 30, 2018 or the three and nine months ended September 30, 2017. For the nine months ended September 30, 2017, the Company recorded income tax expense of $0.3 million related to the $2.0 million milestone payments received from Jinghua. No income tax expense was recorded for the three months ended September 30, 2017 or the three and nine months ended September 30, 2018.

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

Overview

We are a fully integrated biopharmaceutical company engaged in the discovery, development and commercialization of small molecules and biologics to address disease areas of significant unmet medical needs, with a near-term clinical focus on inflammatory and fibrotic diseases. Our team, which has a proven track record of successful drug development and commercialization, identifies and develops novel candidates from our small molecule and biologics platforms as well as develops our in-licensed product candidates. By retaining global commercial rights to our lead product candidates, we believe that we have the ability to progress these candidates ourselves while maintaining flexibility for commercial and licensing arrangements. We expect to continue to progress our clinical candidates and have further clinical trial data to report throughout 2018 and 2019.

Our operations to date have been focused on developing first‑in‑class innovative therapies for indications with significant unmet medical needs while leveraging our commercial infrastructure. We have never been profitable and had an accumulated deficit of $227.6 million at September 30, 2018. Our net losses were $13.8 million and $12.7 million for the three and nine months ended September 30, 2018, respectively, and $21.7 million and $61.6 million for the three and nine months ended September 30, 2017, respectively.

Although our commercial business generates revenue, we expect to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our development of, and seek regulatory approvals for, our additional product candidates, hire additional personnel and initiate commercialization of any products that receive regulatory approval. We anticipate that our expenses will increase substantially if, or as, we:

•	invest significantly to further develop our most advanced product candidates, including KD025, tesevatinib and KD034;
•	initiate additional clinical trials and preclinical studies for our other product candidates;
•	seek regulatory approval for our product candidates that successfully complete clinical trials;
•	continue to invest in our ROCK inhibitors and other research platforms;
•	seek to identify additional product candidates;
•	scale up our sales, marketing and distribution infrastructure and product sourcing capabilities;
•	acquire or in‑license other product candidates and technologies;
•	scale up our operational, financial and management information systems and personnel, including personnel to support our product development;
•	make milestone or other payments under any in‑license agreements; or
•	maintain, expand and protect our intellectual property portfolio.

MeiraGTx IPO

On June 12, 2018, MeiraGTx Holdings plc (“MeiraGTx”) completed its initial public offering (the “MeiraGTx IPO”) whereby it sold 5,000,000 shares of common stock at $15.00 per share. Upon completion of the MeiraGTx IPO, our investment in MeiraGTx was diluted to 13.0% ownership in MeiraGTx common stock and we no longer have the ability to exert significant influence over MeiraGTx. We discontinued the equity method of accounting for the investment in MeiraGTx on June 12, 2018 and determined the remaining investment to be an equity security accounted for in accordance with ASC 321 at the date the investment no longer qualifies for the equity method of accounting. As our investment in MeiraGTx common stock has a readily determinable market value, we recorded an unrealized gain of $40.5 million for the three and six months ended June 30, 2018 related to the fair value of our ownership of common stock of MeiraGTx. As of September 30, 2018, we maintain a 13.0% ownership in the common stock of MeiraGTx with a fair value of $48.1 million recorded as a noncurrent investment in equity securities as we are restricted from trading during the 180 day lock-up period from the date of the MeiraGTx IPO. The fair value of our investment in MeiraGTx is subject to market conditions and may be volatile and fluctuate substantially. See “Risk Factors—Risks Related to Our Financial Position—The market price of our investment in MeiraGTx may be volatile and fluctuate substantially, which could result in significant changes to the fair value of our investment and limit our ability to sell those securities.”

Fourth and Fifth Amendments to 2015 Credit Agreement

On June 12, 2018, we entered into the fourth amendment (the “Fourth Amendment”) to our senior secured non‑convertible term loan (the “2015 Credit Agreement”). Pursuant to the Fourth Amendment, the maturity date of the 2015 Credit Agreement was extended to August 31, 2018 (the “Extension Period”). We repaid $4.7 million of the outstanding principal on June 18, 2018, representing all amounts due under the 2015 Credit Agreement to GoldenTree Credit Opportunities, LP, GoldenTree Credit Opportunities, Ltd, GoldenTree Insurance Fund Series Interests of the SALI Multi-Series Fund, LP, GT NM, LP, and San Berndino County Employees’ Retirement Association. All other material terms of the 2015 Credit Agreement remained the same during the Extension Period, including a minimum liquidity covenant.

On August 15, 2018, we entered into the fifth amendment (the “Fifth Amendment”) to our 2015 Credit Agreement. Pursuant to the Fifth Amendment, the maturity date of the Credit Agreement was extended to July 1, 2020 and principal payments have been deferred until January 31, 2020. Beginning on January 31, 2020, equal principal payments of $750,000 per month will be due until the maturity date. Additionally, the parties amended certain covenants under the 2015 Credit Agreement to require us to meet certain developmental milestones by December 31, 2019. All other material terms of the 2015 Credit Agreement remain the same, including a minimum liquidity covenant.

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

Components of Statement of Operations

Revenue

Our revenue is substantially derived from sales of our portfolio of products, including our ribavirin portfolio of products and tetrabenazine and valganciclovir. We also recognize service revenue from our transition services and sublease agreements with MeiraGTx. No meaningful revenue has been generated from sales of our other products. Revenue also includes the recognition of upfront licensing fees and milestone payments received primarily from our license agreements with AbbVie and Jinghua.

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

Our research and development expenses may vary substantially from period to period based on the timing of our research and development activities, including timing of initiation of clinical trials and enrollment of patients in clinical trials. We do not allocate personnel‑related costs, including share‑based compensation, costs associated with broad technology platform improvements and other indirect costs to specific product candidates. We do not allocate these costs to specific product candidates because they are deployed across multiple overlapping projects under development, making it difficult to specifically and accurately allocate such costs to a particular product candidate.

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

Other income (expense)

Other income (expense) is comprised of interest income earned on cash and cash equivalents and restricted cash and interest expense on our outstanding indebtedness, including non‑cash interest related to the amortization of debt discount, debt premium, and deferred financing costs associated with our indebtedness. Our loss on equity method investment in MeiraGTx, as well as gains and losses arising from changes in fair value of our common stock ownership in MeiraGTx and financial instruments are recognized in other income (expense) in the consolidated statements of operations. Changes in the fair value of financial instruments are also recognized in other income (expense). Such financial instruments include warrant liabilities for which cash settlement features exist. The change in fair value is based upon the fair value of the underlying security at the end of each reporting period, as calculated using the Black‑Scholes option pricing model in the case of warrant liabilities.

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

Income taxes

We file a consolidated tax return for Kadmon Holdings, Inc. and its domestic subsidiaries and the required information returns for its international subsidiaries, all of which are wholly owned. Where permitted, we file combined state returns, but in some instances separate returns for certain subsidiaries on a stand alone basis are required. At September 30, 2018 and December 31, 2017, we had a deferred tax liability of $0.4 million and $0.9 million, respectively, and a full valuation allowance for our deferred tax assets.

Critical Accounting Policies and Significant Judgments and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reporting amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to investments, goodwill, fair value of financial instruments, share‑based compensation and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Results of Operations

Three and nine months ended September 30, 2018 and 2017

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(unaudited)		(unaudited)
	(in thousands)		(in thousands)
Revenues
Net sales	$198	$1,036	$633	$5,070
License and other revenue	174	1,241	531	5,730
Total revenue	372	2,277	1,164	10,800
Cost of sales	59	277	361	1,110
Write-down of inventory	20	933	265	1,676
Gross profit	293	1,067	538	8,014
Operating expenses:
Research and development	11,918	11,775	31,876	30,278
Selling, general and administrative	9,668	9,121	26,730	29,141
Total operating expenses	21,586	20,896	58,606	59,419
Loss from operations	(21,293)	(19,829)	(58,068)	(51,405)
Other expense (income)	(7,494)	1,874	(44,771)	9,863
Income tax expense (benefit)	—	—	(562)	316
Net loss	$(13,799)	$(21,703)	$(12,735)	$(61,584)
Deemed dividend on convertible preferred stock	515	490	1,496	1,428
Net loss attributable to common stockholders	$(14,314)	$(22,193)	$(14,231)	$(63,012)

Revenues

Total revenue decreased by 83.7%, or approximately $1.9 million, from $2.3 million for the three months ended September 30, 2017 to $0.4 million for the three months ended September 30, 2018. The decrease in total revenue for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 was primarily attributable to the decline in sales of our ribavirin portfolio of products. The decrease was partially offset by sales of tetrabenazine and valganciclovir of $0.1 million and $0.2 million for the three months ended September 30, 2018 and 2017, respectively. We recognized previously deferred revenue from our license and collaboration agreements amounting to $1.1 million for the three months ended September 30, 2017 while no such revenue was recognized for the three months ended September 30, 2018 due to the Company’s adoption of ASC 606 (see Note 2 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q). Service revenue related to MeiraGTx was $0.1 million for each of the three months ended September 30, 2018 and 2017.

Total revenue decreased by 89.2%, or approximately $9.6 million, from $10.8 million for the nine months ended September 30, 2017 to $1.2 million for the nine months ended September 30, 2018. The decrease in total revenue for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 was primarily attributable to the decline in sales of our ribavirin portfolio of products. The decrease was partially offset by sales of tetrabenazine and valganciclovir of $0.4 million and $1.1 million for the nine months ended September 30, 2018 and 2017, respectively. Total revenue for the nine months ended September 30, 2017 included a $2.0 million milestone payment earned pursuant to a license agreement entered into with Jinghua to develop products using human monoclonal antibodies while no such revenue was recognized for the nine months ended September 30, 2018. We recognized previously deferred revenue from our license and collaboration agreements amounting to $3.3 million for the nine months ended September 30, 2017 while no such revenue was recognized for the nine months ended September 30, 2018 due to the Company’s adoption of ASC 606 (see Note 2 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q). Service revenue related to MeiraGTx was $0.4 million for each of the nine months ended September 30, 2018 and 2017.

Foreign product sales represented approximately 1.6% and 26.8% of total product sales for the nine months ended September 30, 2018 and 2017, respectively, and 32.5% for the three months ended September 30, 2017, the majority of which were sales to the Netherlands. There were no foreign product sales for the three months ended September 30, 2018. The decrease in foreign sales in 2018 as compared to 2017 is due to a decline in sales of our ribavirin portfolio of products.

Sales from our ribavirin portfolio continued to decline throughout 2017 and into 2018, from $0.7 million and $4.0 million for the three and nine months ended September 30, 2017, respectively, to immaterial sales for the three and nine months ended September 30, 2018, as the treatment landscape for chronic HCV infection has rapidly evolved, with multiple ribavirin‑free treatment regimens, including novel direct‑acting antivirals, having entered the market and becoming the new standard of care. As a result, we expect sales of our ribavirin portfolio of products to contribute insignificantly to revenue in 2018 and beyond.

Cost of sales

Cost of sales was $0.1 million and $0.3 million for the three months ended September 30, 2018 and 2017, respectively, and $0.4 million and $1.1 million for the nine months ended September 30, 2018 and 2017, respectively, which relates primarily to sales of our ribavirin portfolio of products, tetrabenazine and valganciclovir.

Write‑down of inventory

We recognized less than $0.1 million and $0.9 million of inventory write-downs during the three months ended September 30, 2018 and 2017, and $0.3 million and $1.7 million of inventory write‑downs during the nine months ended September 30, 2018 and 2017, respectively, of our Ribasphere inventory based on our expectation that such inventory will not be sold prior to reaching its product expiration date.

Research and development expenses

Research and development expenses increased by 1.2%, or approximately $0.1 million, to $11.9 million for the three months ended September 30, 2018 from $11.8 million for the three months ended September 30, 2017.  The increase in research and development expense for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017, was primarily related to timing of patient enrollment and site visits associated with trials of our most advanced product candidate KD025.

Research and development expenses increased by 5.3%, or approximately $1.6 million, to $31.9 million for the nine months ended September 30, 2018 from $30.3 million for the nine months ended September 30, 2017.  The increase in research and development expense for nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017, was primarily related to development of our preclinical product candidates KD045 and KD033.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by 6.0%, or approximately $0.6 million, to $9.7 million for the three months ended September 30, 2018 from $9.1 million for the three months ended September 30, 2017. The increase in selling, general and administrative expense for the three months ended September 30, 2018 is primarily related to external legal counsel costs of $0.7 million.

Selling, general and administrative expenses decreased by 8.3%, or approximately $2.4 million, to $26.7 million for the nine months ended September 30, 2018 from $29.1 million for the three months ended September 30, 2017. The decrease in selling, general and administrative expense is primarily related to a decrease in share-based compensation of $2.3 million related to an option grant to our Chief Executive Officer that vested in August 2017.

Other expense (income)

The following table provides components of other expense (income):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(unaudited)		(unaudited)
	(in thousands)		(in thousands)
Interest expense	$830	$955	$2,720	$2,772
Amortization of deferred financing costs and debt discount and premium	47	514	960	1,727
Change in fair value of financial instruments	(198)	(1,340)	(802)	(2,066)
Loss on equity method investment	—	1,750	1,242	7,479
Unrealized gain on equity securities	(7,564)	—	(48,072)	—
Other income	(609)	(5)	(819)	(49)
Other expense (income)	$(7,494)	$1,874	$(44,771)	$9,863

For the three and nine months ended September 30, 2018, other income consisted primarily of a change in the fair value of financial instruments of $0.2 million and $0.8 million, respectively, unrealized gains related to our investment in MeiraGTx common stock of $7.6 million and $48.1 million, respectively, partially offset by interest expense and other costs related to our debt of $0.9 million and $3.7 million for the three and nine months ended September 30, 2018, respectively.

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

Income taxes

For the nine months ended September 30, 2017, we recorded income tax expense of $0.3 million related to the $2.0 million milestone payments received from Jinghua in the respective periods. No income tax expense was recorded for the three months ended September 30, 2017 or the three and nine months ended September 30, 2018.

The Tax Cuts and Jobs Act (the “Act”) was enacted in December 2017. In accordance with the Act, the Company determined it necessary to reduce the recorded deferred tax liability by $0.6 million during the second quarter of 2018 to allow naked credit deferred tax liabilities to be used as a source of taxable income in the future. The change in deferred tax liability has been recognized as income tax benefit in the consolidated financial statements of operations for the nine months ended September 30, 2018. There was no change in deferred tax liability for the three months ended September 30, 2018 or the three and nine months ended September 30, 2017.

Deemed Dividend

We issued 30,000 shares of 5% convertible preferred stock which accrues dividends at a rate of 5% and converts into shares of our common stock at a 20% discount to the price per share of our common stock of $12.00 in the IPO. We accrued dividends on the 5% convertible preferred stock of $0.4 million and $1.2 million for the three and nine months ended September 30, 2018 respectively, and $0.3 million and $1.1 million for the three and nine months ended September 30, 2017, respectively. The Company calculated a deemed dividend of $0.1 million and $0.3 million on the $0.4 million and $1.2 million of accrued dividends during the three and nine months ended September 30, 2018, respectively, and $0.1 million and $0.3 million on the $0.3 million and $1.1 million of accrued dividends during the three and nine months ended September 30, 2017, respectively, which is a beneficial conversion feature. Approximately $1.6 million and $1.4 million of accrued dividends that were payable on June 30, 2018 and June 30, 2017, respectively, was added to the stated liquidation preference amount of the 5% convertible preferred stock on those respective dates. The stated liqudation preference of the 5% convertible preferred stock totaled $33.0 million at September 30, 2018.

Liquidity and Capital Resources

Overview

We have incurred operating losses since inception and anticipate that we will continue to incur operating losses for the next several years. We expect that our research and development and selling, general and administrative expenses will continue to increase as we develop our product candidates. As a result, we will need additional capital to fund our operations, which we may raise through a combination of equity offerings, debt financings, other third‑party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. As set forth in the 2015 Credit Agreement, which matures on July 1, 2020, we are required to comply with certain financial covenants. No assurances can be given that we will be able to comply with these covenants or that we will be able to amend the 2015 Credit Agreement to further extend the maturity date or refinance this debt on or before the maturity date. At September 30, 2018, we had $113.4 million in cash and cash equivalents and $2.1 million in restricted cash pursuant to leases for our facilities located in New York, New York, and Cambridge, Massachusetts. Our existing cash is expected to continue to enable us to advance our planned Phase 2 clinical studies for KD025 and tesevatinib and advance certain of our other pipeline product candidates.

We have not established a source of revenues sufficient to cover our operating costs, and as such, have been dependent on funding operations through the issuance of debt and sale of equity securities. We expect to incur further losses over the next several years as we develop our business. Further, at September 30, 2018, we had working capital of $99.9 million. Our accumulated deficit amounted to $227.6 million and $237.4 million at September 30, 2018 and December 31, 2017, respectively. Net cash used in operating activities was $52.6 million and $45.9 million for the nine months ended September 30, 2018 and 2017, respectively.

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

At the present time, we have no commitments for any additional financing, and there can be no assurance that, if needed, additional capital will be available to us on commercially acceptable terms or at all. If we cannot obtain the needed capital, we may not be able to become profitable and may have to curtail or cease our operations. These and other factors led our independent registered public accounting firm to include an explanatory paragraph in its report on our consolidated financial statements as of and for the year ended December 31, 2017 expressing substantial doubt about our ability to continue as a going concern. We believe our cash and cash equivalents balance at September 30, 2018, when considered with our forecasted cash expenditures, alleviates the substantial doubt about our ability to continue as a going concern.

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

Sources of Liquidity

Since our inception through September 30, 2018, we have raised capital from the issuance of equity and debt. At September 30, 2018, we had $28.0 million of outstanding loans under the 2015 Credit Agreement that matures on July 1, 2020. As of the date hereof, we are not in default under the terms of the 2015 Credit Agreement. We maintained cash and cash equivalents of $113.4 million at September 30, 2018.

The following table sets forth the primary sources and uses of cash, cash equivalents and restricted for each period set forth below:

	Nine Months Ended
	September 30,
	2018	2017
	(unaudited)
	(in thousands)

Net cash provided by (used in):
Operating activities	$(52,586)	$(45,855)
Investing activities	(811)	(474)
Financing activities	99,231	83,841
Net increase in cash, cash equivalents and restricted cash	$45,834	$37,512

Operating Activities

The net cash used in operating activities was $52.6 million for the nine months ended September 30, 2018, and consisted primarily of a net loss of $12.7 million adjusted for $61.5 million in non‑cash items, including the depreciation and amortization of fixed assets of $1.1 million, amortization of deferred financing costs, debt discount and debt premium of $1.0 million, loss on equity method investment of $1.2 million, unrealized gain on equity securities of $48.1 million, change in deferred tax liability of $0.6 million, and share‑based compensation expense of $8.4 million, as well as a net decrease in operating assets and liabilities of $2.4 million. The significant items in the change in operating assets and liabilities include a decrease of $0.4 million in accounts payable, accrued expenses and other liabilities, an increase in prepaid and other assets of $1.1 million due to timing of payments for certain services, and a decrease in inventories of $1.1 million, partially offset by a decrease in accounts receivable of $0.2 million due to timing of collections from our customers. The net loss, adjusted for non-cash items was primarily driven selling, general and administrative expenses of $26.7 million, research and development expense related to the advancement of our clinical product candidates of $31.9 million and interest paid on our debt of $2.8 million, partially offset by unrealized gain on our investment in MeiraGTx common stock of $48.1 million.

The net cash used in operating activities was $45.9 million for the nine months ended September 30, 2017, and consisted primarily of a net loss of $61.6 million adjusted for $15.4 million non‑cash items, including the depreciation and amortization of fixed assets of $1.4 million, amortization and write-off of deferred financing costs and debt discount of $1.7 million, loss on equity method investment of $7.5 million, and share‑based compensation expense of $10.6 million, as well as a net increase in operating assets and liabilities of $5.0 million. The significant items in the change in operating assets and liabilities include an increase of $1.3 million in accounts payable, accrued expenses and other liabilities, a decrease in deferred revenue of $2.2 million primarily related to the recognition of the $44.0 million upfront payment from the license agreement with AbbVie, partially offset by a decrease in accounts receivable of $0.3 million due to timing of collections from our customers. The net loss, adjusted for non‑cash items, was primarily driven by selling, general and administrative expenses of $29.1 million, research and development expense related to the advancement of our clinical product candidates of $30.3 million and interest paid on our debt of $1.8 million, partially offset by the net sales (less cost of sales) of our ribavirin portfolio of products of $2.6 million and milestone revenue from our license agreement with Jinghua amounting to $2.0 million.

Investing Activities

Net cash used in investing activities was $0.8 million and $0.5 million for the nine months ended September 30, 2018 and 2017, respectively, consisting of costs related to the purchase of property and equipment, primarily related to in‑house software and laboratory equipment.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2018 was $99.2 million, consisting primarily of proceeds from the issuance of common stock in our 2018 Public Offering. Net cash provided by financing activities for the nine months ended September 30, 2017 was $83.8 million, consisting primarily of proceeds from the issuance of common stock and warrants in our 2017 Public Offering and 2017 Private Placement, partially offset by principal payments of $6.6 million on our secured term debt.

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

The expected use of our cash and cash equivalents at September 30, 2018 represents our intentions based upon our current plans and business conditions, which could change in the future as our plans and business conditions evolve. The amounts and timing of our actual expenditures may vary significantly depending on numerous factors, including the progress of our development, the status of, and results from, clinical trials, the potential need to conduct additional clinical trials to obtain approval of our product candidates for all intended indications, as well as any additional collaborations that we may enter into with third parties for our product candidates and any unforeseen cash needs. As a result, our management will retain broad discretion over the allocation of our existing cash and cash equivalents. In addition, we anticipate the need to raise additional funds from the issuance of additional equity, and our management will retain broad discretion over the allocation of those funds as well.

Contractual Obligations and Commitments

There have been no material changes in our contractual obligations and commitments during the nine months ended September 30, 2018 from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2017.

Off‑balance Sheet Arrangements

During the periods presented we did not have, and we do not currently have, any off‑balance sheet arrangements, as defined under the SEC rules.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Our market risks as of September 30, 2018 have not changed materially from those discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 4.  Controls and Procedures

Management’s Evaluation of our Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended, is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and acting principal financial officer, to allow timely decisions regarding required disclosure.

As of September 30, 2018, our management, with the participation of our principal executive officer and acting principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and acting principal financial officer has concluded based upon the evaluation described above that, as of September 30, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception, we have incurred substantial operating losses. Our consolidated net losses were $12.7 million and $61.6 million for the nine months ended September 30, 2018 and 2017. The decrease in net loss for the nine months ended September 30, 2018 compared to the same period in 2017 is primarily driven by a $48.1 million non-cash unrealized gain related to our investment in MeiraGTx common stock which no longer qualifies for the equity method of accounting following the completion of MeiraGTx’s initial public offering in June 2018. Our accumulated deficit was $227.6 million and $237.4 million at September 30, 2018 and December 31, 2017, respectively. The decrease in accumulated deficit at September 30, 2018 compared to December 31, 2017 is primarily driven by the company’s adoption of FASB ASC 606, Revenue from Contracts with Customers (“ASC 606”), on January 1, 2018 using the modified retrospective method by recognizing the cumulative effect of initially applying ASC 606 as an adjustment of $24.0 million to the opening balance of stockholders’ equity at January 1, 2018.

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

Since our inception, we have incurred substantial indebtedness in order to fund acquisitions, research and development activities and the operations of our commercial pharmaceutical business. At September 30, 2018, we had approximately $28.0 million outstanding under the 2015 Credit Agreement, which has a maturity date of July 1, 2020. In addition, we have incurred recurring losses from operations and have an accumulated deficit of $227.6 million at September 30, 2018.

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

Our 2015 Credit Agreement matures on July 1, 2020. We may not be able to comply with the covenants under the 2015 Credit Agreement or refinance our debt under this facility before the maturity date, in which event our ability to continue our operations would be materially and adversely impacted.

Our 2015 Credit Agreement matures on July 1, 2020. Pursuant to the 2015 Credit Agreement, we are required to comply a liquidity covenant and certain developmental milestones. A failure to comply with these covenants is an event of default, which, if not cured or waived, could result in the acceleration of the debt under our 2015 Credit Agreement. No assurances can be given that we will be able to comply with these covenants or that we will be able to amend the 2015 Credit Agreement to further extend the maturity date or refinance this debt on or before the maturity date.

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

We are party to, or have been party to, various litigation claims and legal proceedings. We believe that the plaintiff’s claims in the currently ongoing litigation (which is in the appellate process) have no merit and intend to vigorously defend the action. We similarly believe that the plaintiffs’ claims in recent litigations also had no merit. However, litigation is inherently uncertain, and any adverse outcome(s) could negatively affect our business, results of operations and financial condition. In addition, litigation can involve significant management time and attention and be expensive, regardless of outcome. During the course of litigation, there may be announcements of the results of hearings and motions and other interim developments related to the litigation. If securities analysts or investors regard these announcements as negative, the trading price of our shares of common stock may decline. In addition, we evaluate these litigation claims and legal proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these assessments and estimates, we establish reserves or disclose the relevant litigation claims or legal proceedings, as appropriate. These assessments and estimates are based on the information available to management at the time and involve a significant amount of management judgment. Actual outcomes or losses may differ materially from our current assessments and estimates. See Note 15, “Contingencies” of the notes to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information.

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

As of September 30, 2018, we own approximately 13% of MeiraGTx. Common stock of MeiraGTx began trading on the Nasdaq Global Select Market on June 7, 2018 under the symbol “MGTX.” The stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated or disproportionate to the operating performance of particular companies. Broad market and industry factors may negatively affect the market price of MeiraGTx common stock, regardless of its actual operating performance. Further, a decline in the financial markets and related factors beyond our control or the control of MeiraGTx may cause the price of MeiraGTx to decline rapidly and unexpectedly. In addition, MeiraGTx may require significant additional capital to continue its planned operations. To raise capital, MeiraGTx may sell equity securities, convertible securities or other securities in one or more transactions, which may result in material dilution of our investment in MeiraGTx and result in additional volatility in the fair value of our investment in MeiraGTx.

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

Further, our product candidates may not be approved even if they achieve their primary endpoints in pivotal clinical trials or registration trials. The FDA or other non‑U.S. regulatory authorities may disagree with our trial design and our interpretation of data from preclinical studies and clinical trials. In addition, any of these regulatory authorities may change requirements for the approval of a product candidate even after reviewing and providing comments or advice on a protocol for a pivotal clinical trial that has the potential to result in the FDA or other agencies’ approval. In addition, any of these regulatory authorities may also approve a product candidate for fewer or more limited indications than we request or may grant approval contingent on the performance of costly post‑marketing clinical trials. The FDA or other non‑U.S. regulatory authorities may not approve the labeling claims that we believe would be necessary or desirable for the successful commercialization of our product candidates.

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

We have received breakthrough therapy designation for our product candidate KD025 for the treatment of patients with chronic graft-versus-host disease (cGVHD) and may seek breakthrough therapy designation by the FDA for any of our other product candidates, but there is no assurance that we will request or receive such designation, and, in any event, even if we do receive such designation, it may not lead to a faster development or regulatory review or approval process, and it does not increase the likelihood that our product candidates will receive marketing approval in the United States.

We have applied for breakthrough therapy designation for our product candidate KD025 and, in October 2018, the FDA granted breakthrough therapy designation to KD025 for the treatment of patients with cGVHD after failure of two or more lines of systemic therapy. We may apply for breakthrough therapy designation for some of our other product candidates. The FDA is authorized to designate a product candidate as a breakthrough therapy if it finds that the product is intended, alone or in combination with one or more other drugs, to treat a serious or life‑threatening disease or condition, and preliminary clinical evidence indicates that the product candidate may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For products designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Products designated as breakthrough therapies by the FDA may also be eligible for accelerated approval.

Designation as a breakthrough therapy is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of a breakthrough therapy designation for KD025 in cGVHD, or for any of our other product candidates may not result in a faster development process, review or approval compared to product candidates without the breakthrough therapy designation and, in any event, does not assure ultimate approval by the FDA. In addition, the FDA may later decide that KD025 in cGVHD or such other product candidates that may in the future receive breakthrough therapy designation no longer meet the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.

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

KD025 has received orphan drug designation for the treatment of cGVHD, and we plan to seek orphan product designation for certain of our other product candidates for certain indications, and we may be unable to obtain orphan product designation, and even if we do, we may be unable to maintain the benefits associated with orphan product designation, including the potential for marketing exclusivity. Moreover, if our competitors are able to obtain orphan product designation and the associated exclusivity for their products that are competitors with our product candidates, the applicable regulatory authority may be prohibited from approving our products for a significant period of time.

Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product candidate as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as having a prevalence of less than 200,000 affected individuals in the United States or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the United States, orphan designation entitles a party to financial incentives such as opportunities for grant funding toward clinical trial costs, tax advantages and user‑fee waivers. In the European Union, EMA’s Committee for Orphan Medicinal Products grants orphan drug designation to promote the development of products that are intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting not more than 5 in 10,000 persons in the European Union. Additionally, orphan designation is granted for products intended for the diagnosis, prevention or treatment of a life-threatening, seriously debilitating or serious and chronic condition and when, without incentives, it is unlikely that sales of the drug in the European Union would be sufficient to justify the necessary investment in developing the drug or biologic product. In October 2017, the FDA granted orphan drug designation to KD025 for the treatment of cGVHD.

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

There also have been, and likely will continue to be, legislative and regulatory proposals at the federal and state levels and elsewhere directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. In May 2018, President Trump announced a Blueprint to Lower Drug Prices and Reduce Out-of-Pocket Costs. On October 25, 2018, President Trump announced certain actions that are intended to reduce the prices Medicare will pay for drugs. In addition, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. Additional changes could be made to governmental healthcare programs that could significantly impact the success of our products or product candidates. We cannot predict the initiatives that may be adopted in the future. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare may adversely affect:

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

Changes to United States (“U.S.”) trade policy, tariff and import/export regulations may have an adverse effect on our business, financial condition and results of operations.

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

At September 30, 2018, we had 110 full‑time employees. As our development and commercialization plans and strategies develop, we expect to expand our employee base for managerial, operational, sales, marketing, financial and other resources. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. Also, our management may need to divert a disproportionate amount of their attention away from our day‑to‑day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations which may result in weaknesses in our infrastructure, give rise to operational errors, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of existing and additional product candidates. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively with others in our industry will depend, in part, on our ability to effectively manage any future growth.

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

•	our ability or inability to effectively manage our growth;
•	changes in the structure of healthcare payment systems;
•	our failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;
•	publication of research reports about us or our industry, or positive or negative recommendations or withdrawal of research coverage by securities analysts;
•	market conditions in the pharmaceutical and biotechnology sectors or the economy generally;
•	our ability or inability to raise additional capital through the issuance of equity or debt or collaboration arrangements and the terms on which we raise it;
•	trading volume of our common stock;
•	our ability to amend or refinance the 2015 Credit Agreement due July 1, 2020;
•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies; and
•	significant lawsuits, including patent or stockholder litigation.

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

Concurrently with the closing of our IPO, we issued 30,000 shares of our convertible preferred stock pursuant to an exchange agreement with holders of our Senior Convertible Term Loan. Holders of the convertible preferred stock shall be entitled to receive a cumulative dividend at an annual rate of 5% of the sum of the original purchase price per share of convertible preferred stock plus any dividend arrearages. In addition, holders of the convertible preferred stock shall be entitled to receive dividends paid or payable on our common stock with respect to the number of shares of our common stock into which each share of convertible preferred stock is then convertible at the then applicable conversion price. Shares of our convertible preferred stock are convertible at any time at the option of the holder into shares of our common stock at a conversion price equal to their original purchase price plus any accrued but unpaid dividends. At September 30, 2018, 3,476,385 shares of our common stock are issuable upon conversion of our convertible preferred stock. This issuance of common stock upon the conversion would dilute the percentage ownership of holders of our common stock by approximately 3.1% at September 30, 2018. The dilutive effect of the conversion of these securities may adversely affect our ability to obtain additional equity financing.

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

Any additional capital raised through the issuance of our equity securities may dilute your percentage ownership interest in us. Furthermore, any additional financing we may need may not be available on terms favorable to us or at all. The unavailability of needed financing could adversely affect our ability to execute our business strategy. See “—Risks Related to Our Financial Position—Our 2015 Credit Agreement matures on July 1, 2020. We may not be able to comply with the covenants under the 2015 Credit Agreement or refinance our debt under this facility before the maturity date, in which event our ability to continue our operations would be materially and adversely impacted” for more information.

Our principal stockholders and management own a significant percentage of our stock and will be able to exercise significant influence over matters subject to stockholder approval.

Our executive officers, directors and holders of 5% or more of our capital stock, together with their respective affiliates, beneficially owned 49.4% of our capital stock as of November 4, 2018, of which 2.7% is beneficially owned by our executive officers. Accordingly, our executive officers, directors and principal stockholders are able to determine the composition of the board of directors, retain the voting power to approve all matters requiring stockholder approval, including mergers and other business combinations, and continue to have significant influence over our operations. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us that you may believe are in your best interests as one of our stockholders. This in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove the board of directors or management.

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

10.3

Amendment # 4 to Credit Agreement dated June 12, 2018, by and among Kadmon Pharmaceuticals, LLC, the guarantors from time to time party thereto, the lenders from time to time party thereto and Perceptive Credit Holdings, L.P. (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37841), filed with the SEC on June 13, 2018.

10.4

Amendment # 5 to Credit Agreement and Amendment to Warrant Certificate, dated August 15, 2018, by and among Kadmon Pharmaceuticals, LLC, the guarantors from time to time party thereto, and Perceptive Credit Holdings, L.P., as collateral representative and lender (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37841), filed with the SEC on August 16, 2018.

31.1*

Certification of Principal Executive Officer and acting Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer and acting Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*

The following materials from the Kadmon Holdings, Inc. Form 10-Q for the quarter ended September 30, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2018 and 2017, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017, and (iv) Notes to the Financial Statements.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 9, 2018	By:	/s/ Harlan W. Waksal Harlan W. Waksal President and Chief Executive Officer (Principal Executive Officer and acting Principal Financial Officer)

Date: November 9, 2018	By:	/s/ Kyle Carver Kyle Carver Principal Accounting Officer, Controller (Principal Accounting Officer)