Form 10-K
period 2018-12-31
Kadmon Holdings, Inc.
filed 2019-03-07
CIK 1557142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________________

FORM 10-K

_______________________________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

As of June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of its voting and non-voting common equity held by non-affiliates was approximately $256,736,155 based upon the closing price of the registrant’s common stock on June 30, 2018.

The number of shares of the registrant’s common stock outstanding as of March 1, 2019 was 126,909,522.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Kadmon Holdings, Inc.’s definitive proxy statement for the 2019 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

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
•

references to the “Corporate Conversion” or “corporate conversion” refer to all of the transactions related to the conversion of Kadmon Holdings, LLC into Kadmon Holdings, Inc., including the conversion of all of the outstanding membership units of Kadmon Holdings, LLC into shares of common stock of Kadmon Holdings, Inc. effected on July 26, 2016. See Note 1, “Organization—Corporate Conversion and Initial Public Offering,” of the notes to our audited consolidated financial statements included in this Annual Report on Form 10-K for more information.

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

Forward‑looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward‑looking statements. We believe that these factors include, but are not limited to, the following:

•	the initiation, timing, progress and results of our preclinical studies and clinical trials, and our research and development programs;
•	our ability to advance product candidates into, and successfully complete, clinical trials;
•	our reliance on the success of our product candidates;
•	the timing or likelihood of regulatory filings and approvals;
•	our ability to expand our sales and marketing capabilities;
•	the commercialization of our product candidates, if approved;
•	the pricing and reimbursement of our product candidates, if approved;
•	the implementation of our business model, strategic plans for our business, product candidates and technology;
•	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;
•	our ability to operate our business without infringing, misappropriating or otherwise violating the intellectual property rights and proprietary technology of third parties;
•	cost associated with defending or enforcing, if any, intellectual property infringement, misappropriation or
•	other intellectual property violation, product liability and other claims;
•	regulatory and governmental policy developments in the United States, Europe and other jurisdictions;
•	estimates of our expenses, future revenues, capital requirements and our needs for additional financing;
•	the potential benefits of strategic collaboration agreements and our ability to enter into strategic arrangements;
•	our ability to maintain and establish collaborations or obtain additional grant funding;
•	the rate and degree of market acceptance, if any, of our product candidates, if approved;
•	developments relating to our competitors and our industry, including competing therapies;
•	our ability to effectively manage our anticipated growth;
•	our ability to attract and retain qualified employees and key personnel;
•	our ability to achieve cost savings and benefits from our efforts to streamline our operations and to not harm our business with such efforts;
•	our expectations regarding the period during which we qualify as an emerging growth company under the Jumpstart Our Business Startups Act (JOBS Act);
•	statements regarding future revenue, hiring plans, expenses, capital expenditures, capital requirements and share performance;
•	litigation, including costs associated with prosecuting or defending pending or threatened claims and any adverse outcomes or settlements not covered by insurance;
•	our expected use of cash and cash equivalents and other sources of liquidity;
•	our ability to amend or refinance the 2015 Credit Agreement due July 1, 2020;
•	the future trading price of the shares of our common stock and impact of securities analysts’ reports on these prices;
•	the future trading price of our investments and our potential inability to sell those securities; and
•	other risks and uncertainties, including those listed under the caption “Risk Factors.”

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

PART 1

Item 1. Business

Overview

We are a fully integrated biopharmaceutical company engaged in the discovery, development and commercialization of small molecules and biologics to address significant unmet medical needs, with a focus on autoimmune, inflammatory and fibrotic diseases as well as immuno-oncology. Below is a brief description of our lead product candidates:

•

Autoimmune, Inflammatory and Fibrotic Diseases. We are developing oral small molecule inhibitors of Rho-associated coiled-coil kinase (ROCK) to treat autoimmune, inflammatory and fibrotic diseases. Research by Kadmon and several academic institutions has demonstrated that inhibition of ROCK can regulate aberrant immune responses and fibrotic processes.

o

KD025. KD025, our most advanced product candidate, is an oral small molecule inhibitor of Rho-associated coiled-coil kinase 2 (ROCK2). We are conducting an open-label registration trial of KD025 for the treatment of chronic graft-versus-host disease (cGVHD), a complication arising from allogeneic hematopoietic stem cell transplantation. The U.S. Food and Drug Administration (FDA) has granted Breakthrough Therapy Designation and Orphan Drug Designation to KD025 for the treatment of cGVHD.

We plan to initiate a double-blind, placebo-controlled Phase 2 clinical trial of KD025 for the treatment of systemic sclerosis (a subtype of scleroderma), an immune and fibrotic disorder sharing several pathological complications with cGVHD, in the first half of 2019.

We are conducting a Phase 2 proof-of-concept clinical trial of KD025 for the treatment of idiopathic pulmonary fibrosis (IPF). Initial findings from this trial demonstrated clinical benefit and tolerability of KD025 in IPF. We anticipate that data from this trial will support the ongoing development of our novel ROCK inhibitors for the treatment of fibrotic diseases, including IPF.

o

KD045. KD045 is a pan-ROCK inhibitor in development for fibrotic diseases and is the lead product candidate from our internal effort to identify and develop next-generation ROCK inhibitors. KD045 inhibited key fibrotic processes in multiple in vivo pharmacology models, including models of bleomycin-induced lung fibrosis, renal fibrosis and liver fibrosis. We expect to complete an IND submission and initiate a clinical trial of KD045 in the second half of 2019.

•	Immuno-oncology. We have a biologics research platform focused on the development of IL-15-containing fusion proteins for the treatment of cancer.
o

KD033. KD033 is an anti-PD-L1/IL-15 fusion protein and is the most advanced product candidate from our IL-15-fused biologics platform. KD033 significantly inhibited tumor growth in many mouse syngeneic models including PD-L1-expressing models that are resistant to approved immunotherapies. In these models, KD033 has demonstrated long-lasting responses through the induction of immune system memory. We expect to complete an IND submission and initiate a clinical trial of KD033 in the second half of 2019.

•	Generic Product Candidate for Wilson’s Disease. We have developed KD034, a generic to Syprine (trientine hydrochloride), for the treatment of Wilson’s disease, a genetic liver disease.
o

KD034. We have submitted Abbreviated New Drug Applications (ANDAs) to the FDA for bottled KD034 capsules as well as for KD034 in proprietary blister packaging that offers room temperature stability, which we believe has the potential to address shortcomings of the currently marketed trientine hydrochloride. We are continuing dialogue with the FDA regarding the potential approval of KD034. We intend to use Kadmon Pharmaceuticals, LLC (Kadmon Pharmaceuticals), our specialty‑focused commercial operation, to market our KD034 product candidates, if approved.

Kadmon Pharmaceuticals markets and distributes pharmaceutical products in a variety of therapeutic areas. We do not currently depend on commercial revenues from Kadmon Pharmaceuticals to support our non-commercial operations. Our commercial infrastructure, including the regulatory, compliance, quality and chemistry, manufacturing and controls (CMC) teams of Kadmon Pharmaceuticals, currently supports the development of our clinical-stage product candidates. We plan to leverage our commercial infrastructure to commercialize our product candidates, if approved.

Our Strategy

Our goal is to develop innovative therapies for significant unmet medical needs. Our key strategies to achieve this goal are listed below:

•

Advance KD025 for the treatment of autoimmune and inflammatory diseases. We are conducting a registration trial of KD025 in cGVHD and expect to complete enrollment and potentially meet the study’s primary endpoint in the second half of 2019. We also plan to initiate a Phase 2 clinical trial of KD025 in systemic sclerosis in the first half of 2019. In addition, we are conducting a proof-of-concept clinical trial of KD025 in IPF and anticipate that date from trial will support the rationale for our ongoing development of KD045, our pan-ROCK inhibitor, for the treatment of fibrotic diseases.

•	Develop KD045 for the treatment of fibrotic diseases. We plan to complete an IND submission and initiate a first-in-human clinical trial of KD045, our pan-ROCK inhibitor, in the second half of 2019.
•	Develop KD033 for the treatment of cancer. We plan to complete an IND submission initiate a first-in-human clinical trial of KD033, our anti-PD-L1/IL-15 fusion protein, in the second half of 2019.
•

Leverage our research platforms to develop new product candidates in the areas of fibrosis, autoimmunity and immuno-oncology. In addition to KD045 and KD033, we are using our small molecule and biologics research platforms to develop new therapies in the areas of fibrosis, autoimmunity and immuno-oncology.

Our Clinical‑Stage Pipeline

ROCK Inhibitors for Autoimmune, Inflammatory and Fibrotic Diseases

ROCK is an “on” switch in cells that regulates cell movement, shape and differentiation. Two ROCK isoforms exist: ROCK1 and ROCK2, and dysregulation of ROCK is implicated in many chronic diseases. Kadmon’s research has demonstrated that inhibition of ROCK can regulate aberrant immune responses and fibrotic processes.

Kadmon’s ROCK portfolio includes a ROCK2-selective inhibitor, KD025, for the treatment of autoimmune and inflammatory diseases, and KD045, a ROCK inhibitor for the treatment of fibrotic diseases.

A central goal in the study of autoimmune and inflammatory diseases is to develop therapies that down-regulate pro-inflammatory immune responses while preserving the immune system’s ability to fight infections and tumors. Our research has demonstrated that selective ROCK2 inhibition rebalances the immune system. In clinical and preclinical studies, KD025 down-regulated pro-inflammatory responses driven by T helper 17 (Th17) cells through the down-regulation of STAT3, a key transcription factor and regulator of the inflammatory pathway. ROCK2 inhibition concurrently increased regulatory T cells (Tregs) through activation of STAT5, a controller of regulatory cell function, helping to resolve inflammation with a minimal effect on the rest of the immune response.

In fibrotic diseases, research by Kadmon and others has demonstrated that ROCK signaling is up-regulated throughout the fibrotic process, regardless of initiating factor, affecting macrophage infiltration, endothelial cell activation and fibroblast to myofibroblast differentiation. These processes result in the deposition of excess collagen and creation of scar tissue. We believe that ROCK inhibition has the potential to halt these processes to successfully treat fibrotic diseases.

KD025 Clinical Program

To date, more than 450 subjects have been dosed with KD025 for autoimmune, inflammatory or fibrotic diseases or as healthy volunteers. KD025 has been well tolerated and demonstrated clinical activity.

KD025 for the Treatment of Chronic Graft-Versus-Host Disease

Medical Need: Chronic Graft-Versus-Host Disease

cGVHD is a major cause of morbidity and mortality after allogeneic hematopoietic cell transplantation (HCT) in patients that suffered from hematologic malignancies. Clinically, cGVHD is a multiorgan syndrome involving tissue inflammation and fibrosis that often results in permanent organ dysfunction. Approximately 14,000 people are living with cGVHD in the United States, with approximately 5,200 new patients per year. Preclinical research has demonstrated that IL-21 and IL-17, two pro-inflammatory cytokines, play a key role in cGVHD pathogenesis.

KD025 in Chronic Graft-Versus-Host Disease

KD025 has demonstrated clinical activity and tolerability in an ongoing Phase 2 clinical trial in patients with steroid-dependent or steroid-refractory cGVHD with 1-3 prior lines of treatment for the disease (KD025-208). Three cohorts of patients, (KD025 200 mg QD (n=17), KD025 200 mg BID (n=16) and KD025 400 mg QD (n=21)), were enrolled sequentially following a safety assessment of the previous cohort. KD025 achieved Overall Response Rates (ORRs) of approximately 60% across all three cohorts. Responses were observed across all affected organ systems, including in organs with fibrotic disease. Responses were durable, and patients reported improvements in quality of life and were also able to reduce and/or completely discontinue doses of corticosteroids and other immunosuppressants. Pharmacodynamics (PD) data showed a decrease in Th17 cells and an increase in Treg cells during KD025 treatment, consistent with KD025 mechanism of action. KD025 was well tolerated, with no treatment-related serious adverse events and no apparent increased risk of infection.

Ongoing Registration Trial of KD025 in Chronic Graft‑Versus‑Host Disease (KD025-213)

We are conducting an open-label, two-arm registration clinical trial of KD025 in patients with cGVHD who have received two or more prior lines of systemic therapy. Patients are randomized to receive KD025 200 mg QD or 200 mg BID (63 patients per arm). Either KD025 dose may be considered by the FDA for registration. The primary endpoint is the ORR, defined as the percentage of patients who meet the 2014 National Institutes of Health (NIH) Consensus Conference overall response criteria of Complete Response (CR) or Partial Response (PR). During a Type C meeting in March 2018, the FDA provided guidance to Kadmon on how to design a pivotal study of KD025 in cGVHD. The FDA granted Breakthrough Therapy Designation to KD025 in cGVHD in October 2018. We plan to continue our dialogue with regulatory authorities throughout 2019 to obtain further guidance on a regulatory pathway to approval for KD025 in cGVHD.

KD025 for the Treatment of Systemic Sclerosis

Medical Need: Systemic Sclerosis

Systemic sclerosis (a subtype of scleroderma) is a chronic multi-system disease characterized by skin thickening and internal organ fibrosis. Approximately 75,000 to 100,000 people in the United States are living with systemic sclerosis. There are no FDA-approved targeted therapies for systemic sclerosis.

KD025 in Systemic Sclerosis

In the first half of 2019, we plan to initiate a double-blind, placebo-controlled Phase 2 clinical trial of KD025 in systemic sclerosis, a disease in which KD025 has demonstrated potential in preclinical models. The trial will randomize 60 patients to receive KD025 200 mg QD, KD025 200 mg BID or placebo (20 patients per arm) for 24 weeks. The primary endpoint is the change in Combined Response Index for Systemic Sclerosis (CRISS) score, a measure of improvement in systemic sclerosis, at 24 weeks.

KD025 for the Treatment of Idiopathic Pulmonary Fibrosis

Medical Need: Idiopathic Pulmonary Fibrosis (IPF)

IPF is a progressive fibrotic disease of the lungs, with a median survival of three to five years from the time of diagnosis. Approximately 128,000 people in the United States are living with IPF, with 48,000 new cases diagnosed annually. IPF is thought to be caused by repetitive environmental injury to the lining of the lung airways and the resulting abnormal wound-healing responses.

KD025 in IPF

Independent research from academic institutions has demonstrated that ROCK signaling is increased in idiopathic pulmonary fibrosis in humans as well as in murine lung samples. In our preclinical research, KD025 reduced fibrosis in multiple preclinical models, including lung fibrosis in a bleomycin mouse model system. These data suggest that ROCK inhibition has therapeutic potential in IPF by blocking key fibrotic processes mediated by ROCK.

Ongoing Phase 2 Clinical Trial of KD025 in Idiopathic Pulmonary Fibrosis (KD025-207)

We are conducting a randomized, open-label, Phase 2 clinical trial to examine the safety, tolerability and activity of KD025 in IPF patients who have received or been offered pirfenidone and/or nintedanib. The study enrolled 39 patients randomized 2:1 to receive KD025 at 400 mg QD or best supportive care (BSC). The primary efficacy endpoint is a measure of lung function, the forced vital capacity (FVC), at 24 weeks. In initial data announced in 2018, KD025 demonstrated clinical benefit in IPF patients, with a median decline in FVC of 48 mL at week 24, compared to a median decline of 175 mL in patients treated with BSC. KD025 was well tolerated, with no drug-related SAEs.

In 2018, we expanded the KD025-207 study to enroll approximately 40 additional patients. We expect this data to support the development of KD045, Kadmon’s ROCK inhibitor, for the treatment of fibrotic diseases, including IPF.

KD045

Kadmon is developing next-generation ROCK inhibitors for the treatment of fibrotic diseases. A key challenge in the development of ROCK inhibitors is to develop potent, selective oral therapies. Earlier-generation ROCK inhibitors target the majority of the AGC kinase family and lack specificity or potency to effectively target ROCK. Using innovative medicinal chemistry, computational and structure-based design approaches, we have identified and developed proprietary, next-generation inhibitors with enhanced potency and AGC-kinase selectivity to specifically target ROCK. We have selected our lead candidate from this effort, KD045, for clinical development.

KD045 inhibited key fibrotic processes in multiple in vivo pharmacology models, including in models of bleomycin-induced lung fibrosis, renal fibrosis and liver fibrosis. KD045 has been shown to selectively target ROCK, exhibiting a favorable safety profile compared to earlier-generation ROCK inhibitors. We plan to complete an IND submission and initiate a clinical trial of KD045 in the second half of 2019.

KD033

We have an in-house novel phage display library able to generate fully human monoclonal antibodies against many protein targets. This platform is run by an experienced group of scientists with an outstanding antibody development track record. Prior to joining Kadmon, this team was involved in the development of multiple commercially successful antibodies including Erbitux (cetuximab) and Cyramza (ramucirumab). Our scientists are developing monoclonal antibodies as well as fusion proteins and bispecific antibodies that we believe represent the next generation of cancer immunotherapies.

Our most advanced candidate from the biologics platform, KD033, is a novel anti PD-L1/IL-15 fusion protein designed to stimulate an immune response directed to the tumor microenvironment. Recombinant IL-15 alone, which stimulates cancer-fighting immune effector cells, is not well tolerated when administered systemically. We have developed KD033 as a novel approach to overcome this challenge by fusing IL-15 to an anti-PD-L1 antibody to direct IL-15 activity specifically to the tumor microenvironment, which is designed to promote efficacy and induce durable responses while potentially increasing tolerability.

Preclinical data demonstrated that a single dose of KD033 inhibited tumor growth across multiple in vivo syngeneic tumor models. KD033 induced a strong immune response with a single treatment, resulting in mice that remained tumor-free following several tumor re-challenges. Furthermore, KD033 in combination with anti-PD-1 therapy demonstrated synergistic activity, providing clinical rationale for administering KD033 in combination with other immune checkpoint inhibitors. KD033 has demonstrated significant tumor inhibition in murine models that are resistant to approved immunotherapies (PD-L1, PD-1 or CTLA-4 antibodies), suggesting that KD033 may deliver promising clinical outcomes in cancer patients resistant or refractory to immuno-oncology monotherapy. We have presented encouraging preclinical data on KD033 at scientific conferences. We plan to complete an IND submission and initiate a clinical trial of KD033 in the second half of 2019.

KD034 Clinical Program

KD034 represents our formulations of trientine hydrochloride for the treatment of Wilson’s disease.

Medical Need: Wilson’s disease

Wilson’s disease is a genetic disorder characterized by an inability to excrete copper, leading to severe hepatic, neurologic, psychiatric and/or ophthalmic abnormalities. Approximately 10,000 people in the United States are diagnosed with Wilson’s disease.

Currently approved Wilson’s disease therapies include penicillamine, which has a high rate of serious and sometimes fatal adverse events. Severe adverse effects requiring drug discontinuation of penicillamine occur in approximately 30% of patients. Trientine hydrochloride, currently marketed under the brand name Syprine, is used as therapy for patients intolerant of penicillamine. The currently marketed trientine hydrochloride products require cold storage, potentially impacting patient compliance. Since Wilson’s disease requires lifelong management and as the consequences of discontinuing therapy can be fatal, well-tolerated, effective and convenient therapies are needed.

KD034 Development Program for Wilson’s disease

We are developing a bottled generic 250 mg capsule formulation of trientine hydrochloride that is identical to Syprine. We are also developing a generic 250 mg capsule formulation in a blister packaging that offers room temperature stability, which we believe has the potential to address shortcomings of currently available trientine hydrochloride.

We have submitted ANDAs for both formulations of KD034 and are in dialogue with the FDA regarding regulatory approval. We intend to use Kadmon Pharmaceuticals, our specialty‑focused commercial organization, to market these formulations, if approved.

Other Clinical Programs

KD025 for the Treatment of Moderate to Severe Psoriasis

Based on clinical data from our completed Phase 2 clinical study of KD025 in psoriasis (KD025-206), in 2016 we initiated a randomized, double-blind, placebo-controlled Phase 2 clinical study of KD025 in moderate to severe psoriasis, an autoimmune disease. While enrollment continues in this study, we have prioritized the development of KD025 in the indications of cGVHD and systemic sclerosis.

Tesevatinib for the Treatment of Polycystic Kidney Disease

Tesevatinib is an oral tyrosine kinase inhibitor (TKI) in development for the treatment of polycystic kidney disease (PKD), a genetic kidney disorder. We are developing tesevatinib to treat autosomal dominant PKD (ADPKD) and autosomal recessive PKD (ARPKD). To date, more than 300 subjects have received at least one dose of tesevatinib for the treatment of ADPKD, cancer or as healthy volunteers in clinical pharmacology studies.

In 2017, we initiated a randomized, placebo-controlled Phase 2 clinical trial of tesevatinib in ADPKD and a Phase 1 clinical trial of tesevatinib in ARPKD. In 2016, the FDA granted orphan drug designation to tesevatinib for the treatment of patients with ARPKD. These trials are ongoing and continue to enroll patients.

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

Our Drug Discovery Platforms

Drug Discovery Platforms

We have two drug discovery platforms that support our pipeline of clinical‑stage product candidates: small molecules and biologics. We are developing novel therapies in the areas of fibrosis, autoimmune disease and immuno-oncology.

Research and Development

Research and development expenses consist primarily of costs incurred for the development of our product candidates. For the years ended December 31, 2018, 2017 and 2016, we recognized $49.0 million, $40.8 million and $35.8 million, respectively, in research and development expenses. For further detail about our research and development activities, refer to the research and development sections in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.

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

Investment in MeiraGTx

On June 12, 2018, MeiraGTx Holdings plc (“MeiraGTx”) completed its initial public offering (the “MeiraGTx IPO”) whereby it sold 5,000,000 shares of common stock at $15.00 per share. Upon completion of the MeiraGTx IPO, we owned approximately 13.0% of MeiraGTx’s issued and outstanding common stock and we no longer have the ability to exert significant influence over MeiraGTx’s operations. We discontinued the equity method of accounting for the investment in MeiraGTx on June 12, 2018 and determined the remaining investment to be an equity security accounted for in accordance with ASC 321. As our investment in MeiraGTx common stock has a readily determinable market value, we recorded an unrealized gain of $40.5 million during the second quarter of 2018 related to the fair value of our ownership of common stock of MeiraGTx. As of December 31, 2018, we owned approximately 12.9% of the issued and outstanding common stock of MeiraGTx, with a fair value of $34.1 million.

Strategic Collaborations and License Agreements

Symphony Evolution, Inc.

In August 2010, we entered into a license agreement with Symphony Evolution, Inc. (Symphony), under which Symphony granted to us an exclusive, worldwide, royalty‑bearing, sublicensable license under certain Symphony patents, copyrights and technology to develop, make, use, sell, import and export of tesevatinib (formerlyXL647) and the related technology in the field of oncology and non‑oncology.

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

The license agreement includes a series of acquisition and worldwide development milestone payments totaling up to $218.4 million, and $14.1 million of these payments and other fees have been paid as of December 31, 2018. Additionally, the license agreement includes commercial milestone payments totaling up to $175.0 million, none of which have been paid as of December 31, 2018, contingent upon the achievement of various sales milestones, as well as single‑digit sales royalties. The royalty term expires with the last to expire patent.

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

Nano Terra, Inc.

In April 2011, in connection with the acquisition of Surface Logix, Inc. (SLx) by Nano Terra, Inc. (Nano Terra), our subsidiary Kadmon Corporation entered into a joint venture with SLx through the formation of NT Life Sciences, LLC (NT Life), whereby Kadmon Corporation contributed $0.9 million at the date of formation in exchange for a 50.0% interest in NT Life. Contemporaneously with our entry into the joint venture, we entered into an exclusive sub-license agreement with NT Life and SLx, under which NT Life granted us rights to certain patents and know-how it licensed from SLx relating to KD025 (formerly SLx-2119). Under this agreement, NT Life granted to us an exclusive, worldwide, royalty-bearing, sublicensable license (under the patents and know how it licensed from SLx) to make, have made, use, sell, offer for sale, import and export certain products, including KD025. NT Life also granted to us a worldwide, non-exclusive, non-transferable, sublicensable license under certain SLx platform technology to make, have made, use, sell, offer for sale, import and export the products.

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

Dyax Corp. (acquired by Shire Plc in January 2016 and acquired by Takeda Pharmaceutical Co. Ltd in 2018 )

In July 2011, we entered into a license agreement with Dyax Corp. (“Dyax”) for the rights to use the Dyax Antibody Libraries, Dyax Materials and Dyax Know‑How (collectively “Dyax Property”). The agreement terminated on September 22, 2015, but we had a right to a commercial license of any research target within two years of expiration of the agreement. We exercised this right to a commercial license of two targets in September 2017, resulting in a license fee payable to Shire Plc of $1.5 million, which was recorded to research and development expense for the year end December 31, 2017. The agreement includes the world‑wide, non‑exclusive, royalty‑free, non‑transferable licenses to be used in the research field, without the right to sublicense. Additionally, we have the option to obtain a sublicense for use in the commercial field if any research target is obtained.

On September 13, 2012 we entered into a separate license agreement with Dyax whereby we obtained from Dyax the exclusive, worldwide license to use research, develop, manufacture and commercialize DX‑2400 in exchange for payment of $0.5 million. All payments associated with this agreement were recorded as research and development expense at the time the agreement was executed. The DX‑2400 license requires the Company to make additional payments contingent on the achievement of certain development milestones (such as receiving certain regulatory approvals and commencing certain clinical trials) and sales targets. None of these targets have been achieved and, as such, no assets or liabilities associated with the milestones have been recorded in the accompanying consolidated financial statements for the year ended December 31, 2018. The DX‑2400 license also includes royalty payments commencing on the first commercial sale of any licensed product, which had not occurred as of December 31, 2018 and 2017.  On April 2, 2018, we gave notice of our intent to terminate this agreement effective six months from the date of notice and the agreement terminated on October 2, 2018.

Jinghua Pharmaceutical Group Co., Ltd.

In November 2015, we entered into a collaboration and license agreement with Jinghua. Under this agreement, we granted to Jinghua an exclusive, royalty‑bearing, sublicensable license under certain of our intellectual property and know‑how to use, develop, manufacture, and commercialize certain monoclonal antibodies in China, Hong Kong, Macau and Taiwan.

In partial consideration for the rights granted to Jinghua under the agreement, we received an upfront payment of $10.0 million in the form of an investment in our Class E redeemable convertible membership units. We are eligible to receive from Jinghua a royalty equal to a low double‑digit percentage of net sales of product in the territory. In addition to such payments, we are eligible to receive milestone payments for the achievement of certain development milestones, totaling up to $40.0 million. We earned a $2.0 million milestone payment in March 2016, which was recorded as license and other revenue during the year ended December 31, 2016. We earned a $2.0 million milestone payment in February 2017, which was recorded as license and other revenue during the year ended December 31, 2017. No revenue was recognized for the year ended December 31, 2018. We are also eligible to receive a portion of sublicensing revenue from Jinghua ranging from a percentage in the low double‑digits to the low thirties based on the development stage of a product. No royalty or sublicensing revenue was received from Jinghua during the three years ended December 31, 2018.

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

Our Intellectual Property

The proprietary nature of, and protection for, our product candidates, their methods of use, and our technologies are an important part of our strategy to discover and develop small molecules and biologics that address areas of significant unmet medical needs in inflammatory and fibrotic diseases, genetic diseases, and in the area of immuno‑oncology. We are the owner or exclusive licensee of patents and applications relating to certain of our product candidates, and are pursuing additional patent protection for them and for our other product candidates and technologies. We also rely on trade secrets to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection. Additionally, we maintain copyrights and trademarks, both registered and unregistered.

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

Product Candidate	Description/ Indications	US Patent Numbers	Patent Expiration(0)	Patent Type	Major Jurisdictions	Claim Type
KD025	ROCK2 Inhibitor/cGVHD	15,303,420	2035	Utility	CA, CN, EA, EP, JP, US	Method of Use
KD025	ROCK2 Inhibitor/Fibrosis	8,357,693 8,916,576	2029+	Utility	CA, CN, EA, EP, JP, US	Composition of Matter/Method of Use
Tesevatinib	Multi‑kinase Inhibitor/Oncology	7,576,074 8,658,654	2026+	Utility	AU, CA, EP, JP, US	Composition of Matter/Method of Use
Tesevatinib	Multi‑kinase Inhibitor/Polycystic Kidney Disease	9,364,479	2031*	Utility	CA, CN, EA, EP, TW, US	Method of Use
KD033	Monoclonal Antibody, Fusion Protein/Immunotherapry,Oncology	Pending	2035*	Utility	US, CN, TBD	Composition of Matter/Method of Use
KD034	Chelating Agent/Wilson’s Disease	Pending	2036*	Provisional	US, TBD	Formulation
KD035	VEGFR2 Monoclonal Antibody/Oncology, Angiogenesis	10,023,640	2033*	Utility	CN, EA, EP, JP, US	Composition of Matter/Method of Use
Ribavirin	Nucleoside Inhibitor/Hepatitis	6,720,000 7,538,094 7,723,310	2028+	Utility	US	Composition of Matter
Metabolic Inhibitors	Metabolic Inhibitors/Viral Infection	9,029,413	2028*	Utility	CA, EP, JP, US	Method of Use
GLUT Inhibitors	Glucose Uptake Inhibitors/Immunological and Infectious Diseases	Pending	2036*	Provisional	US, TBD	Method of Use
Anti-PD‑L1/VEGFR2	Bispecific Antibody/Immunotherapy/Oncology	Pending	2037*	Provisional	US, TBD	Composition of Matter/Method of Use

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

Competition

We compete directly with companies that focus on cGVHD, systemic sclerosis, and IPF and companies dedicating their resources to novel forms of therapies for these indications. We also face competition from academic research institutions, governmental agencies and other various public and private research institutions. With the proliferation of new drugs and therapies in these areas, we expect to face increasingly intense competition as new technologies become available. Any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future.

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

There are a number of currently marketed therapies and products in late‑stage clinical development to treat cGVHD, systemic sclerosis and IPF, including:

cGVHD	Systemic Sclerosis	IPF

Imbruvica (ibrutinib)	Lenabasum	Esbriet (pirfenidone)
Rituxan (rituximab)	Ofev (nintedanib)	Ofev (nintedanib)
Corticosteroids	Mycophenolate mofetil
Calcineurin inhibitors	Cyclosporine
Jakafi (Ruxolitinib)

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

Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process, or after approval, may subject an applicant to administrative or judicial sanctions. These sanctions could include the FDA’s refusal to approve pending applications, withdrawal of an approval, a clinical hold, untitled or warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties. The process required by the FDA before a drug or biologic may be marketed in the United States generally involves the following:

•	completion of preclinical laboratory tests, animal studies and formulation studies according to Good Laboratory Practices regulations;
•	submission to the FDA of an Investigational New Drug Application (IND), which must become effective before human clinical studies may begin;
•	approval by an independent institutional review board (IRB), at each clinical site before each trial may be initiated;
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

The submission of an NDA or BLA is subject to the payment of a substantial application user fee although a waiver of such fee may be obtained under certain limited circumstances. For example, the agency will waive the application fee for the first human drug application that a small business or its affiliate submits for review. The sponsor of an approved NDA or BLA is also subject to annual product and establishment user fees. For FDA fiscal year 2018 the application fee for an application with clinical data was $2,421,495. Sponsors are also subject to a prescription drug program fee. For fiscal 2018, the prescription drug program fee was $304,162.

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

Employees

As of December 31, 2018, we employed 116 people, including 66 in research and development, 15 in commercial operations and 35 in a general and administrative capacity, including executive officers. We also engage a number of temporary employees and consultants. None of our employees is represented by a labor union with respect to his or her employment with us. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

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

Since inception, we have incurred substantial operating losses. Our consolidated net loss was $54.3 million, $79.8 million and $208.8 million for the years ended December 31, 2018, 2017 and 2016,  respectively. The decrease in net loss for the year ended December 31, 2018 compared to the same period in 2017 is primarily driven by a $34.1 million non-cash unrealized gain related to our investment in MeiraGTx common stock, which no longer qualifies for the equity method of accounting following the completion of MeiraGTx’s initial public offering in June 2018. Our accumulated deficit was $269.6 million and $237.4 million at December 31, 2018 and 2017, respectively. The decrease in accumulated deficit at December 31, 2018 compared to December 31, 2017 is primarily driven by the company’s adoption of FASB ASC 606, Revenue from Contracts with Customers (“ASC 606”), on January 1, 2018 using the modified retrospective method by recognizing the cumulative effect of initially applying ASC 606 as an adjustment of $24.0 million to the opening balance of stockholders’ equity at January 1, 2018.

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

In the absence of substantial revenue from the sale of our products and products that we distribute, or from other sources (the amount, timing, nature or source of which cannot be predicted), we expect our substantial losses to continue and we may need to discontinue operations. Our ability to generate sufficient revenues from our existing products or from any of our product candidates in development, and to transition to profitability and generate consistent positive cash flow is uncertain. We may continue to incur losses and negative cash flow and may never transition to profitability or positive cash flow.

Our level of indebtedness could adversely affect our business and limit our ability to plan for, or respond to, changes in our business.

Since our inception, we have incurred substantial indebtedness in order to fund acquisitions, research and development activities and the operations of our commercial pharmaceutical business. At December 31, 2018, we had approximately $28.0 million outstanding under our senior secured non‑convertible term loan (the 2015 Credit Agreement), which has a maturity date of July 1, 2020. In addition, we have incurred recurring losses from operations and have an accumulated deficit of $269.6 million at December 31, 2018.

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

Our 2015 Credit Agreement, as amended, matures on July 1, 2020. We may not be able to comply with the covenants under the 2015 Credit Agreement, as amended, or refinance our debt under this facility before the maturity date, in which event our ability to continue our operations would be materially and adversely impacted.

Our 2015 Credit Agreement, as amended, matures on July 1, 2020. Pursuant to the 2015 Credit Agreement, as amended, we are required to comply with a minimum liquidity covenant and certain ongoing developmental milestones. A failure to comply with these covenants would be an event of default, which, if not cured or waived, could result in the acceleration of the debt under our 2015 Credit Agreement, as amended. No assurances can be given that we will be able to comply with these covenants or that we will be able to amend the 2015 Credit Agreement, as amended, to further extend the maturity date or refinance this debt on or before the maturity date.

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

Our independent registered public accounting firm has included an explanatory paragraph in its report as of and for the year ended December 31, 2018 expressing substantial doubt in our ability to continue as a going concern based on certain covenants associated with our 2015 Credit Agreement and our recurring and continuing losses from operations. The 2015 Credit Agreement contains certain developmental milestones that must be achieved by December 31, 2019, which are considered to be outside of the Company’s control. As such, if achievement of the developmental milestones does not occur as anticipated before December 31, 2019, we may need to use our cash and cash equivalents to repay the outstanding principle under the 2015 Credit Agreement, which could, under the exclusive remedies set forth in the 2015 Credit Agreement, include a termination of the Commitments (as defined in the 2015 Credit Agreement) or a declaration by the Lender that the Loan (as defined in the 2015 Credit Agreement) be due and payable in whole or part, together with any applicable fees and/or interest thereon. In the event that we had to repay the outstanding principle under the 2015 Debt Agreement, we would likely need to raise additional capital to fund continued operations. Additionally, we expect to incur further losses and negative cash flows over the next several years as we develop our business, and we will require significant additional funding to continue operations. These factors individually and collectively raise substantial doubt about the Company’s ability to continue as a going concern. Our consolidated financial statements as of December 31, 2018 did not include any adjustments that might result from the outcome of this going concern uncertainty and have been prepared under the assumption that we will continue to operate as a going concern for the next twelve months, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. If we are unable to continue as a going concern, we may be unable to meet our debt obligations, which could result in an acceleration of our obligation to repay such amounts, and we may be forced to liquidate our assets. In such a scenario, the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements.  The reaction of investors to the inclusion of a going concern statement by our independents auditors and our potential inability to continue as a going concern may materially adversely affect our stock price and our ability to raise new capital or to enter into strategic alliances. The explanatory paragraph regarding our ability to continue as a going concern in the report and opinion of our independent registered public accounting firm for the year ended December 31, 2018 is an event of default under the 2015 Credit Agreement.  The Company entered into a sixth waiver agreement to the 2015 Credit Agreement in March 2019 under which the lenders under the 2015 Credit Agreement agreed to refrain from exercising certain rights under the 2015 Credit Agreement, including the declaration of a default and to forbear from acceleration of any repayment rights with respect to existing covenants.

We are or have been party to certain litigation, which could adversely affect our business, results of operations and financial condition.

We are party to, or have been party to, various litigation claims and legal proceedings. We believe that the plaintiffs’ claims in recent litigations had no merit. However, litigation is inherently uncertain, and any adverse outcome(s) could negatively affect our business, results of operations and financial condition. In addition, litigation can involve significant management time and attention and be expensive, regardless of outcome. During the course of litigation, there may be announcements of the results of hearings and motions and other interim developments related to the litigation. If securities analysts or investors regard these announcements as negative, the trading price of our shares of common stock may decline. In addition, we evaluate these litigation claims and legal proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these assessments and estimates, we establish reserves or disclose the relevant litigation claims or legal proceedings, as appropriate. These assessments and estimates are based on the information available to management at the time and involve a significant amount of management judgment. Actual outcomes or losses may differ materially from our current assessments and estimates. See Note 16, “Contingencies” of the notes to our audited consolidated financial statements included in this Annual Report on Form 10-K for more information.

Our ability to utilize our net operating loss carry‑forwards and certain other tax attributes may be limited.

We have incurred substantial losses during our history and may never achieve profitability. To the extent that we continue to generate losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. As of December 31, 2018, we had unused federal and state net operating loss (“NOL”) carry‑forwards of approximately $460.3 million and $404.3 million, respectively, which may be applied against and reduce future taxable income. At December 31, 2018, we have fully reserved the deferred tax asset related to our NOL carry-forwards as reflected in our audited consolidated financial statements. These NOL carry-forwards expire at various dates through December 31, 2037, with the exception of approximately $44.0 million of the federal NOL carry-forwards, which will not expire.

The use of our NOL carry-forwards may, however, be subject to limitations as a result of an ownership change. A corporation undergoes an “ownership change,” in general, if a greater than 50% change (by value) in its equity ownership by one or more five‑percent stockholders (or certain groups of non‑five‑percent stockholders) over a three‑year period occurs. After such an ownership change, the corporation’s use of its pre‑change NOL carry‑forwards and other pre‑change tax attributes to offset its post‑change income is subject to an annual limitation determined by the equity value of the corporation on the date the ownership change occurs multiplied by a rate determined monthly by the Internal Revenue Service. This rate for March 2019 equals 2.39 percent. We experienced ownership changes under Section 382 of the Code in 2010, 2011 and 2016, but we did not reduce the gross deferred tax assets related to the NOL carry-forwards because the limitations do not hinder our ability to potentially utilize all of the NOL carry-forwards.

We are likely to experience another ownership change in the future, possibly in 2019, as a result of future shifts in our stock ownership, which may include shifts in our stock ownership as a result of any future equity offerings. A renewed ownership change will likely materially and substantially reduce our ability to fully utilize our NOL carry-forwards and, consequently, will likely reduce the gross deferred tax assets related to our NOL carry-forwards. If an ownership change occurred and if we earned net taxable income, our ability to use our pre‑change NOLs to offset U.S. federal taxable income would be subject to these limitations, which could potentially result in increased future tax liability compared to the tax liability we would incur if our use of NOL carry-forwards were not so limited. In addition, for state income, franchise and similar tax purposes, there may be periods during which the use of NOL carry-forwards is suspended or otherwise limited, which could accelerate or permanently increase our state income, franchise or similar taxes.

The market price of our investment in MeiraGTx may be volatile and fluctuate substantially, which could result in significant changes to the fair value of our investment and limit our ability to sell those securities.

As of December 31, 2018, we own approximately 12.9% of MeiraGTx. Common stock of MeiraGTx began trading on the Nasdaq Global Select Market on June 7, 2018 under the symbol “MGTX.” The stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated or disproportionate to the operating performance of particular companies. Broad market and industry factors may negatively affect the market price of MeiraGTx common stock, regardless of its actual operating performance. Further, a decline in the financial markets and related factors beyond our control or the control of MeiraGTx may cause the price of MeiraGTx to decline rapidly and unexpectedly. In addition, MeiraGTx may require significant additional capital to continue its planned operations. To raise capital, MeiraGTx may sell equity securities, convertible securities or other securities in one or more transactions, which may result in material dilution of our investment in MeiraGTx and result in additional volatility in the fair value of our investment in MeiraGTx.

As a result of this volatility, the fair value of our investment in MeiraGTx may be significantly and adversely affected. Investments in common stock of companies traded on public markets, including our MeiraGTx investment, are reflected on our balance sheet at fair value based on the closing price of the shares owned on the last trading day before the date of the balance sheet. Fluctuations in the underlying bid price of the shares result in unrealized gains or losses. In accordance with FASB ASC 321, Investments – Equity Securities, we recognize these fluctuations in value as other expense (income). Accordingly, a decline in the trading price of MeiraGTx would require us to recognize unrealized losses, which could result in significant harm to our financial position and adversely affect the price of our common stock.

Furthermore, as a result of this volatility, we may not be able to sell our common stock of MeiraGTx at prices we find attractive, or we may be required to recognize realized losses if we sell MeiraGTx common stock. For investments sold, we recognizes the gains and losses attributable to these investments as realized gains or losses in other expense (income). Based on the level of our ownership of MeiraGTx, we may be considered an affiliate of MeiraGTx, and our shares of MeiraGTx may be subject to volume, manner of sale and other limitations under Rule 144 of the Securities Act, which may limit our ability to sell our shares of MeiraGTx at prices or volumes that we find attractive.

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

We currently have no internally clinically‑developed products approved for sale and we cannot guarantee that we will ever develop such products. To date, we have invested a significant portion of our efforts and financial resources in the acquisition and development of our product candidates. Our long‑term success depends upon the successful development, regulatory approval and commercialization of these product candidates. If we fail to obtain regulatory approval to market and sell our product candidates, or if approval is delayed, we will be unable to generate revenue from the sale of these products, our potential for generating positive cash flow will be diminished and the capital necessary to fund our operations will be increased. Two of our product candidates, KD025 and tesevatinib, are in clinical trials and we have additional product candidates in preclinical development for which we expect to initiate clinical trials in the second half of 2019. While we have submitted ANDAs to the FDA for bottled KD034 capsules as well as for KD034 in proprietary blister packaging that offers room temperature stability, we are continuing dialogue with the FDA regarding the potential approval of KD034 and such approval may not be granted. In December 2018 we received Complete Response Letter’s (CRLs) from the FDA in relation to our ANDA submissions for bottled KD034 and our KD034 proprietary blister packaging. The FDA issues CRLs to communicate that is has completed a review cycle of an application and to request additional information for review and approval. The CRLs we received in December 2018 included minor deficiencies as defined by the FDA, asked for additional information and did not request additional clinical trials. We plan to resubmit our ANDAs to address the FDA CRLs. Our business depends significantly on the successful development, regulatory approval and commercialization of our product candidates, which may never occur.

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

This lengthy approval process as well as the unpredictability of future clinical trial results may result in our failing to obtain regulatory approval to market our product candidates, which would significantly harm our business, results of operations and prospects.

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

Through our drug discovery platform, we are currently engaged in the development of novel highly active fusion proteins for immunotherapy in various indications. The successful development, testing, manufacturing and commercialization of biologics is a long, expensive and uncertain process. There are particular risks and uncertainties with biologics, including:

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

The development and commercialization of new therapeutics is highly competitive. We face competition (from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide) with respect to our current product candidates and will face competition with respect to any product candidates that we may seek to develop or commercialize in the future. We compete directly with companies that focus on cGVHD, systemic sclerosis,  and IPF and companies dedicating their resources to novel forms of therapies for these indications. We also face competition from academic research institutions, governmental agencies and other various public and private research institutions. Many of these competitors are attempting to develop therapeutics for our target indications. With the proliferation of new drugs and therapies in these areas, we expect to face increasingly intense competition as new technologies become available. Any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future.

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

Because we have limited financial and managerial resources, we focus on our most promising research programs and product candidates. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products.

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

Risks Related to Our Marketed Products and Product Candidates

Historically, our revenue has depended upon sales of our ribavirin marketed product portfolio. However, in 2019 and beyond, our revenue will likely depend on sales from other products.

Historically, our revenue has depended upon sales of our ribavirin portfolio of products. The treatment of chronic HCV infection rapidly changed as multiple ribavirin-free treatment regimens, including novel direct-acting antivirals, have entered the market and become the new standard of care. As a result, sales of our ribavirin portfolio of products contribured insignificantly in 2018 and we expect sales of our ribavirin portfolio of products to contribute insignificantly in 2019 and beyond. No meaningful revenue was generated from sales of our other products for the years ended December 31, 2017 and 2016. For the year ended December 31, 2018 our sales revenue was primarily generated from sales of our other products, including Camber products tertrabenazine and valganciclovir.

We cannot be certain how profitable, if at all, the commercialization of our marketed products will be.

To become and remain profitable, we must compete effectively against other therapies with our products or any of our product candidates for which we obtain marketing approval, as well as developing and eventually commercializing product candidates with significant market potential. This will require us to be successful in a range of challenging activities, including discovering product candidates, completing preclinical testing and clinical trials for our product candidates and obtaining regulatory approval for these line extensions and product candidates, in addition to the manufacturing, marketing and selling of those products for which we may obtain regulatory approval. We may never succeed in these activities and may never generate revenues that are significant or large enough to achieve profitability.

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

Our drugs may not gain or maintain market acceptance among physicians, nurses, pharmacists, patients, the medical community and/or third‑party payors. Effectively marketing our products and any of our product candidates, if approved, requires substantial efforts and resources, both prior to launch and after approval; and marketing efforts are subject to numerous regulatory restrictions as well as fraud and abuse laws. The demand for our drugs and degree of market acceptance of our product candidates will depend on a number of factors including:

•	limitations or warnings contained in the approved labeling for any of our drugs or product candidates;
•	changes in the standard of care for the targeted indications for any of our drugs or product candidates;
•	lower demonstrated efficacy, safety and/or tolerability compared to other drugs;
•	prevalence and severity of adverse events;
•	lack of cost‑effectiveness;
•	limited or lack of reimbursement and coverage from government authorities, managed care plans and other third‑party payors;
•	a decision to wait for the approval of other therapies in development that have significant perceived advantages over our drug;
•	the clinical indications for which the product is approved;
•	adverse publicity about any of our drugs or product candidates or favorable publicity about competitive products;
•	the timing or market introduction of any approved products as well as competitive products;
•	the extent to which our drugs and product candidates are approved for inclusion on formularies of hospitals and manages care organizations;
•	whether our drugs and product candidates are designated under physician treatment guidelines as first‑line therapies or as a second‑ or third‑line therapies for particular diseases;

•	convenience and ease of administration;
•	availability of alternative therapies at similar or lower cost, including generic and over‑the‑counter products;
•	other potential advantages of alternative treatment methods;
•	ineffective sales, marketing and/or distribution support; and/or
•	potential product liability claims.

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

Most patients rely on reimbursement from third‑party payors, including government programs (such as Medicare and Medicaid) and private payor healthcare and insurance programs to pay for their medical needs, including any drugs we may market. Coverage and reimbursement for our products can differ significantly from payor to payor. Even when we obtain coverage and reimbursement for our products, we may not be able to maintain adequate coverage and reimbursement in the future.

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

In the United States, our products may be subject to discounts from list price and rebate obligations. Third‑party payors have from time to time refused to include our products in their formularies, limit the type of patients for whom coverage will be provided, or restrict patient access to our products through formulary control or otherwise, in favor of less‑costly generic versions of ribavirin or other treatment alternatives. Any change in formulary coverage, treatment paradigm, reimbursement levels, discounts or rebates offered on our products may impact our anticipated revenues.

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

Healthcare reform measures could hinder or prevent our product candidates’ commercial success, if approved, and could increase our costs.

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

The Trump Administration has also taken executive actions to undermine or delay implementation of the PPACA.  In January 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the PPACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the PPACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices.  In October 2017, the President signed a second Executive Order allowing for the use of association health plans and short-term health insurance, which may provide fewer health benefits than the plans sold through the PPACA exchanges. At the same time, the Administration announced that it will discontinue the payment of cost-sharing reduction, or CSR, payments to insurance companies until Congress approves the appropriation of funds for such CSR payments. The loss of the CSR payments is expected to increase premiums on certain policies issued by qualified health plans under the PPACA. A bipartisan bill to appropriate funds for CSR payments was introduced in the Senate, but the future of that bill is uncertain.

More recently, with enactment of the Tax Cuts and Jobs Act of 2017, which was signed by the President on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. According to the Congressional Budget Office, the repeal of the individual mandate will cause 13 million fewer Americans to be insured in 2027 and premiums in insurance markets may rise.  Further, each chamber of the Congress has put forth multiple bills designed to repeal or repeal and replace portions of the PPACA. Although none of these measures has been enacted by Congress to date, Congress may consider other legislation to repeal and replace elements of the PPACA.

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

We have a number of regulated processes and systems that are required to obtain and maintain regulatory approval for our drugs and product candidates. These processes and systems are subject to continual review and periodic inspection by the FDA and other regulatory bodies. If compliance issues are identified at any point in the development and approval process, we may experience delays in filing for regulatory approval for our product candidates, or delays in obtaining regulatory approval after filing. Any later discovery of previously unknown problems or safety issues with approved drugs or manufacturing processes, or failure to comply with regulatory requirements, may result in restrictions on such drugs or manufacturing processes, withdrawal of drugs from the market, the imposition of civil or criminal penalties or a refusal by the FDA and/or other regulatory bodies to approve pending applications for marketing approval of new drugs or supplements to approved applications, any of which could have a material adverse effect on our business. Given the number of high profile adverse safety events associated with certain drug products, regulatory authorities may require, as a condition of approval, costly risk evaluation and mitigation strategies, which may include safety surveillance, restricted distribution and use, patient education, enhanced labeling, expedited reporting of certain adverse events, pre‑approval of promotional materials and restrictions on direct‑to‑consumer advertising. For example, any labeling approved for any of our product candidates may include a restriction on the term of its use, or it may not include one or more intended indications. Furthermore, any new legislation addressing drug safety issues could result in delays or increased costs during the period of product development, clinical trials and regulatory review and approval, as well as increased costs to assure compliance with any new post‑approval regulatory requirements. Any of these restrictions or requirements could force us or our collaborators to conduct costly studies.

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

As is common in the biotechnology and pharmaceutical industry, we employ individuals who were previously employed at universities or other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although we try to ensure that our employees, consultants and independent contractors do not use the proprietary information or know‑how of others in their work for us, we may be subject to claims that we or our employees, consultants or independent contractors have inadvertently or otherwise used or disclosed intellectual property, including trade secrets or other proprietary information, of any of our employees’ former employer or other third parties. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel, which could adversely impact our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.

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

We still currently rely on one third‑party supplier for the ribavirin API and tetrabenazine. In the event that any of these third‑party manufacturers fail regulatory compliance, fail to meet quality assurance specifications or experience an unavoidable extraordinary event, our business could be adversely affected.

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

In order to induce valuable employees to continue their employment with us, we have provided equity incentives that vest over time. The value to employees of equity incentives that vest over time is significantly affected by the success of our operations and clinical trials for our product candidates, much of which is beyond our control, and may at any time be insufficient to counteract more lucrative offers from other companies.

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

On October 24, 2018, we reported that Konstantin Poukalov, our Executive Vice President, Chief Financial Officer (“CFO”) and Principal Accounting Officer (“PAO”), notified us of his intent to resign, effective immediately. In connection with his resignation, we initiated a search for a replacement CFO. Upon the effectiveness of Mr. Poukalov’s resignation, Harlan W. Waksal, M.D., our President and Chief Executive Officer, served as acting Principal Financial Officer and Kyle Carver, the Company’s Controller, was appointed PAO. On February 11, 2019, we announced that Steven Meehan, who had previously served on the board of directors of the Company, had been appointed as the Company’s Executive Vice President and Chief Financial Officer.

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

Our quarterly revenues, expenses and net income (loss) have fluctuated in the past and are likely to fluctuate significantly in the future due to the timing of charges and expenses that we may encounter. In recent periods, for instance, we have recorded charges that include:

•	unrealized gain (losses) on investments in equity securities;
•	gains (losses) related to the change in fair value of financial instruments
•	financing related costs and expenses; and
•	milestone payments under license and collaboration agreements.

Our quarterly revenues, expenses and net income (loss) may fluctuate significantly from quarter to quarter and year to year, such that a period to period comparison of our results of operations may not be a good indication of our future performance.

If we are unable to successfully implement our strategic plan, our business may be materially harmed.

We plan to continue to develop and commercialize novel drugs for significant unmet medical needs while we continue to market our commercial products to eligible patients to generate revenue. Absent a successful launch of one or more of our product candidates, we expect our total revenue to decline significantly. In order to maintain a strong financial position, we are focusing our investment on development programs for our most advanced product candidates. In an effort to mitigate our drug development risk and improve our chance of ultimate commercial success, we are developing multiple product candidates in a variety of disease indications. There can be no assurance that our development programs will be successful or that our research programs will result in drugs that we can successfully develop and commercialize.

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

Our business is subject to risks associated with conducting business internationally. Some of our suppliers and collaborative and clinical trial relationships are located outside the United States. Accordingly, our future results could be harmed by a variety of factors, including:

•	economic weakness, including inflation, or political instability in particular foreign economies and markets;
•	differing regulatory requirements for drug approvals in foreign countries;
•	potentially reduced protection for intellectual property rights;
•	difficulties in compliance with non‑U.S. laws and regulations;
•	changes in non‑U.S. regulations and customs, tariffs and trade barriers;
•	changes in non‑U.S. currency exchange rates and currency controls;
•	changes in a specific country’s or region’s political or economic environment;
•	trade protection measures, import or export licensing requirements or other restrictive actions by U.S. or non‑U.S. governments;
•	negative consequences from changes in tax laws;
•	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
•	workforce uncertainty in countries where labor unrest is more common than in the United States;

•	difficulties associated with staffing and managing foreign operations, including differing labor relations;
•	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and/or
•	business interruptions resulting from geopolitical actions, including war and terrorism, or natural disasters including earthquakes, typhoons, floods and fires.

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

At December 31, 2018, we had 116 full‑time employees. As our development and commercialization plans and strategies develop, we expect to expand our employee base for managerial, operational, sales, marketing, financial and other resources. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. Also, our management may need to divert a disproportionate amount of their attention away from our day‑to‑day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations which may result in weaknesses in our infrastructure, give rise to operational errors, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of existing and additional product candidates. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate and/or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively with others in our industry will depend, in part, on our ability to effectively manage any future growth.

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

We may be subject to security breaches or other cybersecurity incidents that could compromise our information and expose us to liability.

We routinely collect and store sensitive data (such as intellectual property, proprietary business information and personally identifiable information) for the Company, its employees and its suppliers and customers. We make significant efforts to maintain the security and integrity of our computer systems and networks and to protect this information. We have not experienced any known attacks on our information technology systems that have resulted in any material system failure, accident or security breach to date. However, like other companies in our industry, our networks and infrastructure may be vulnerable to cyber-attacks or intrusions, including by computer hackers, foreign governments, foreign companies or competitors, or may be breached by employee error, malfeasance or other disruption. Any such breach could result in unauthorized access to (or disclosure of) sensitive, proprietary or confidential information of ours, our employees or our suppliers or customers, and/or loss or damage to our data. If personal information or protected health information is improperly accessed, tampered with or disclosed as a result of a security breach, we may incur significant costs to notify and mitigate potential harm to the affected individuals, and we may be subject to sanctions and civil or criminal penalties if we are found to be in violation of the privacy or security rules under HIPAA or other similar federal or state laws protecting confidential personal information. Any such unauthorized access, disclosure, or loss of information could cause competitive harms, result in legal claims or proceedings, liability under laws that protect the privacy of personal information, and/or cause reputational harm.

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

The stock market in general, and market prices for the securities of biopharmaceutical companies like ours in particular, have from time to time experienced volatility that often has been unrelated to the operating performance of the underlying companies. These broad market and industry fluctuations may adversely affect the market price of our common stock, regardless of our operating performance. Stock prices of many pharmaceutical companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In several recent situations when the market price of a stock has been volatile, holders of that stock have instituted securities class action litigation against the company that issued the stock. If any of our stockholders were to bring a lawsuit against us, the defense and disposition of the lawsuit could be costly and divert the time and attention of our management and harm our operating results.

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

We are required, pursuant to Section 404 of the Sarbanes‑Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting beginning with our annual report on Form 10-K for the fiscal year ending December 31, 2018. However, for as long as we are an “emerging growth company” under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404. We could be an emerging growth company for up to five years following the date of our IPO. An independent assessment of the effectiveness of our internal controls could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls could lead to financial statement restatements and require us to incur the expense of remediation.

The holders of the convertible preferred stock will be entitled to be paid a liquidation preference, which under some circumstances will include a substantial premium.

In the event of a liquidation (as defined in the certificate of designations governing our convertible preferred stock), certain bankruptcy events or a failure to make any payment due on our or our subsidiaries’ indebtedness after giving effect to any applicable cure period, the holders of the convertible preferred stock will be entitled to payment of a liquidation preference. The liquidation preference for each share of convertible preferred stock will equal the greater of (i) (A) (I) the original purchase price per share of convertible preferred stock plus dividend arrearages thereon in cash plus (II) any dividends accrued and unpaid thereon from the last dividend payment date to the date of the final distribution to such holder plus (B) in the majority of the events identified in the previous sentence, a premium equal to 20.2% of the amount described in clause (i)(A) of this sentence at such time or (ii) an amount per share of convertible preferred stock equal to the amount which would have been payable or distributable if each share of convertible preferred stock been converted into shares of our common stock immediately before the liquidation event.

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

The holders of the convertible preferred stock are entitled to have their shares of convertible preferred stock redeemed at a substantial premium in certain events

Our convertible preferred stock is redeemable if we or our significant subsidiaries are the subject of certain bankruptcy events and upon the failure to make payments of amounts due on our or any of our subsidiaries’ indebtedness after giving effect to any applicable cure period. Upon the occurrence of any of these events, the holders of our convertible preferred stock shall, in their sole discretion, be entitled to receive an amount equal to the original purchase price per share of convertible preferred stock plus dividend arrearages thereon plus any dividends accrued and unpaid thereon from the last dividend payment date to, but excluding, the date of such redemption plus the premium described under “The holders of the convertible preferred stock will be entitled to be paid a liquidation preference, which under some circumstances will include a substantial premium.” If we were to become obligated to redeem all or a substantial portion of the outstanding convertible preferred stock, that could have a material adverse effect on the trading price of our common stock.

Shares of our convertible preferred stock are convertible into shares of our common stock and, upon conversion, will dilute your percentage of ownership.

Concurrently with the closing of our IPO, we issued 30,000 shares of our convertible preferred stock pursuant to an exchange agreement with holders of our Senior Convertible Term Loan. Holders of the convertible preferred stock shall be entitled to receive a cumulative dividend at an annual rate of 5% of the sum of the original purchase price per share of convertible preferred stock plus any dividend arrearages. In addition, holders of the convertible preferred stock shall be entitled to receive dividends paid or payable on our common stock with respect to the number of shares of our common stock into which each share of convertible preferred stock is then convertible at the then applicable conversion price. Shares of our convertible preferred stock are convertible at any time at the option of the holder into shares of our common stock at a conversion price equal to their original purchase price plus any accrued but unpaid dividends. At December 31, 2018,  3,519,303 shares of our common stock are issuable upon conversion of our convertible preferred stock. This issuance of common stock upon the conversion will dilute the percentage ownership of holders of our common stock by approximately 3.1% as of December 31, 2018. The dilutive effect of the conversion of these securities may adversely affect our ability to obtain additional equity financing.

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

Any additional capital raised through the issuance of our equity securities may dilute your percentage ownership interest in us. Furthermore, any additional financing we may need may not be available on terms favorable to us or at all. The unavailability of needed financing could adversely affect our ability to execute our business strategy. See “—Risks Related to Our Financial Position—Our 2015 Credit Agreement, as amended, matures on July 1, 2020. We may not be able to comply with the covenants under the 2015 Credit Agreement, as amended, or refinance our debt under this facility before the maturity date, in which event our ability to continue our operations would be materially and adversely impacted” for more information.

Our principal stockholders and management own a significant percentage of our stock and will be able to exercise significant influence over matters subject to stockholder approval.

Our executive officers, directors and holders of 5% or more of our capital stock, together with their respective affiliates, beneficially owned 53.0% of our capital stock as of March 1, 2019, of which 2.7% is beneficially owned by our executive officers. Accordingly, our executive officers, directors and principal stockholders are able to determine the composition of the board of directors, retain the voting power to approve all matters requiring stockholder approval, including mergers and other business combinations, and continue to have significant influence over our operations. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us that you may believe are in your best interests as one of our stockholders. This in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove the board of directors or management.

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

As a public company, we incur significant legal, accounting and other expenses, including costs associated with public company reporting requirements. We also incur costs associated with corporate governance requirements, including requirements of the SEC and the New York Stock Exchange (NYSE). We expect these rules and regulations to continue to increase our legal and financial compliance costs and to make some activities more time‑consuming and costly. We also expect that these rules and regulations may continue to make it more difficult and expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

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

We expect that additional capital will be needed in the future to continue our planned operations. To raise capital, we may sell equity securities, convertible securities or other securities in one or more transactions at prices and in a manner we determine from time to time. If we sell equity securities, convertible securities or other securities in more than one transaction, investors in such future offerings may be materially diluted by subsequent sales. Such sales would also likely result in material dilution to our existing equity holders, and new investors could gain rights, preferences and privileges senior to those of holders of our existing equity securities.

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

For additional information, see Contractual Obligations and Commitments in Part II, Item 7 of this Annual Report on Form 10-K.

Item 3. Legal Proceedings

Please refer to Note 16, “Contingencies,” of the notes to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a discussion related to our legal proceedings.

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

Holders of Record

On March 1, 2019, there were approximately 239 stockholders of record of our common stock and the closing price of our common stock was $2.86 per share as reported by the NYSE. Since many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy

We currently expect to retain all future earnings, if any, for use in the operation and expansion of our business and repayment of debt. We have never declared nor paid any dividends on our common stock and do not anticipate paying cash dividends to holders of our common stock in the foreseeable future. In addition, the 2015 Credit Agreement, as amended, as well as any future borrowings, will restrict our ability to pay dividends. See “Risk Factors—Because we do not anticipate paying any cash dividends on our common stock in the foreseeable future, capital appreciation, if any, will be your sole source of gain.” Any determination to pay dividends on our common stock in the future will be at the discretion of our board of directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements and covenants in our existing financing arrangements and any future financing arrangements. Holders of the convertible preferred stock are entitled to receive a cumulative dividend at an annual rate of 5% of the original purchase price per share of convertible preferred stock, when and as declared by our board of directors and to the extent of funds legally available for the payment of dividends. Holders of the convertible preferred stock are also entitled to participate in all dividends declared and paid to holders of our common stock on an “as if” converted basis.

Purchases of Equity Securities by the Issuer of Affiliated Purchasers

None.

Securities Authorized for issuance under our Equity Compensation Plans

The information called for by this item will be included in our definitive proxy statement with respect to our 2019 Annual Meeting of Shareholders to be filed with the SEC, and is incorporated herein by reference.

Stock Performance Graph

The following graph illustrates a comparison from July 27, 2016, which is the date our common stock first began trading on the NYSE, through December 31, 2018, of the total cumulative stockholder return on our common stock, the Standard & Poor's 500 Stock Index (S&P 500 Index) and the NYSE MKT ARCA Biotechnology Index. The graph assumes that $100 was invested at the market close on July 27, 2016 in the common stock of Kadmon Holdings, Inc., the S&P 500 Index and the NYSE MKT ARCA Biotechnology Index and data for the S&P 500 Index and the NYSE MKT ARCA Biotechnology Index assumes reinvestments of dividends. The stockholder return shown in the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns. This graph shall not be deemed “soliciting material” or be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Item 6. Selected Financial Data.

The following selected financial data are derived from the consolidated financial statements. The data presented below should be read in conjunction with our consolidated financial statements, the notes to the consolidated financial statements, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 2018, 2017 and 2016, and the consolidated balance sheet data at December 31, 2018 and 2017, are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Our historical results for any prior period are not necessarily indicative of results to be expected in any future period.

	Years Ended December 31,
	2018	2017	2016
	(in thousands, except per share data)
Statement of Operations Data:
Total revenue	$1,396	$12,264	$26,055
Cost of sales	412	1,332	3,485
Write-down of inventory	270	1,654	385
Gross profit	714	9,278	22,185
Research and development	48,966	40,777	35,840
Selling, general and administrative	37,644	37,057	105,880
Gain on settlement of payable	—	—	(4,131)
Total operating expenses	86,610	77,834	137,589
Loss from operations	(85,896)	(68,556)	(115,404)
Total other expense (income)	(31,120)	11,339	93,009
Net loss	(54,252)	(79,774)	(208,755)
Deemed dividend on convertible preferred stock	2,011	1,918	21,733
Net loss attributable to common stockholders	(56,263)	(81,692)	(230,488)
Basic and diluted net loss per share of common stock	$(0.58)	$(1.42)	$(9.74)
Weighted average basic and diluted shares of common stock outstanding	97,609,000	57,405,331	23,674,512

	December 31,
	2018	2017
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$94,740	$67,517
Other current assets	4,196	2,496
Investment, equity securities	34,075	—
Other noncurrent assets	11,650	13,539
Total assets	144,661	83,552
Current liabilities	24,018	56,644
Other long term liabilities	4,752	25,150
Secured term debt – net of current portion and discount	27,480	—
Total liabilities	56,250	81,794
Total stockholders’ equity	88,411	1,758

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

Overview

We are a fully integrated biopharmaceutical company engaged in the discovery, development and commercialization of small molecules and biologics to address significant unmet medical needs, with a near-term clinical focus on autoimmune, inflammatory and fibrotic diseases. Our team, which has a proven track record of successful drug development and commercialization, identifies and develops novel candidates from our small molecule and biologics platforms as well as develops our in-licensed product candidates. By retaining global commercial rights to our lead product candidates, we believe that we have the ability to progress these candidates ourselves while maintaining flexibility for commercial and licensing arrangements. We expect to continue to progress our clinical candidates and have further clinical trial data to report throughout 2019.

Our operations to date have been focused on developing first‑in‑class innovative therapies for indications with significant unmet medical needs while leveraging our commercial infrastructure. We have never been profitable and had an accumulated deficit of $269.6 million at December 31, 2018. Our net losses were $54.3 million, $79.8 million and $208.8 million for the years ended December 31, 2018, 2017 and 2016, respectively. Although our commercial business generates revenue, we expect to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our development of, and seek regulatory approvals for, our additional product candidates, hire additional personnel and initiate commercialization of any products that receive regulatory approval. We anticipate that our expenses will increase substantially if, or as, we:

•	invest significantly to further develop our most advanced product candidates, including KD025 and tesevatinib;
•	initiate clinical trials of KD045 and KD033 and preclinical studies for our other product candidates;
•	seek regulatory approval for our product candidates that successfully complete clinical trials;
•	continue to invest in our research platforms;
•	seek to identify additional product candidates;
•	scale up our sales, marketing and distribution infrastructure and product sourcing capabilities;
•	acquire or in‑license other product candidates and technologies;
•	scale up our operational, financial and management information systems and personnel, including personnel to support our product development;
•	make milestone or other payments under any in‑license agreements; or
•	maintain, expand and protect our intellectual property portfolio;

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

MeiraGTx IPO

On June 12, 2018, MeiraGTx Holdings plc (“MeiraGTx”) completed its initial public offering (the “MeiraGTx IPO”) whereby it sold 5,000,000 shares of common stock at $15.00 per share. Upon completion of the MeiraGTx IPO, we owned approximately 13.0% of MeiraGTx’s issued and outstanding common stock and we no longer have the ability to exert significant influence over MeiraGTx’s operations. We discontinued the equity method of accounting for the investment in MeiraGTx on June 12, 2018 and determined the remaining investment to be an equity security accounted for in accordance with ASC 321. As our investment in MeiraGTx common stock has a readily determinable market value, we recorded an unrealized gain of $40.5 million during the second quarter of 2018 related to the fair value of our ownership of common stock of MeiraGTx. As of December 31, 2018, we owned approximately 12.9% of the issued and outstanding common stock of MeiraGTx with a fair value of $34.1 million recorded as a noncurrent investment in equity securities as depending on certain circumstances, we may, at times, be deemed an affiliate of MeiraGTx. The fair value of our investment in MeiraGTx is subject to market conditions and may be volatile and fluctuate substantially. See “Risk Factors—Risks Related to Our Financial Position—The market price of our investment in MeiraGTx may be volatile and fluctuate substantially, which could result in significant changes to the fair value of our investment and limit our ability to sell those securities.”

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

Components of Statement of Operations

Revenue

Our revenue is substantially derived from sales of our portfolio of products, including our ribavirin portfolio of products and Camber products tetrabenazine and valganciclovir. We also recognize service revenue from our transition services and sublease agreements with MeiraGTx. No meaningful revenue has been generated from sales of our other products. Revenue in 2017 and 2016 also includes the recognition of upfront licensing fees and milestone payments received primarily from our license agreements with AbbVie and Jinghua.

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

Selling, general and administrative expenses

Selling, general and administrative expenses consist primarily of salaries and related costs for non‑research personnel, including stock‑based compensation and travel expenses for our employees in executive, operational, finance, legal, commercial, regulatory, pharmacovigilance and human resource functions. Other selling, general and administrative expenses include facility‑related costs, business insurance, director compensation, accounting and legal services, consulting costs and programs and marketing costs to support the commercial business.

Other income (expense)

Other income (expense) is comprised of interest income earned on cash and cash equivalents and restricted cash and interest expense on our outstanding indebtedness, including paid‑in‑kind interest on our convertible debt during 2016 until the consummation of our initial public offering and non‑cash interest related to the write‑off and amortization of debt discount, debt premium and deferred financing costs associated with our indebtedness. Our gains and losses on our investment in MeiraGTx, as well as, gains and losses arising from changes in fair value of our financial instruments are recognized in other income (expense) in the consolidated statements of operations. Such financial instruments include warrant liabilities for which the exercise price was contingent on our per share price in a qualified public offering. The change in fair value is based upon the fair value of the underlying security at the end of each reporting period, as calculated using the Black‑Scholes option pricing model, in the case of certain warrant liabilities, and a binomial model, in the case of certain warrant liabilities.

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

Income taxes

Prior to the Corporate Conversion, we were a limited liability company but taxed as a C corporation for federal and state tax purposes. On July 26, 2016, we converted from a limited liability company to a Delaware corporation pursuant to a statutory conversion. At December 31, 2018 and 2017, we had a deferred tax liability of $0.4 million and $0.9 million, respectively, and a full valuation allowance for our deferred tax assets.

As of December 31, 2018, we have unused federal and state net operating loss (“NOL”) carry-forwards of $460.3 million and $404.3 million, respectively, that may be applied against and reduce future taxable income. We recorded a valuation allowance to fully offset the gross deferred tax asset, because it is more likely than not that we will not realize future benefits associated with these deferred tax assets at December 31, 2018 and 2017. These NOL carry-forwards expire at various dates through December 31, 2037, with the exception of approximately $44.0 million of federal net operating loss carry-forwardsm which will not expire.

The use of our NOL carry-forwards may, however, be subject to limitations as a result of an ownership change. A corporation undergoes an “ownership change,” in general, if a greater than 50% change (by value) in its equity ownership by one or more five‑percent stockholders (or certain groups of non‑five‑percent stockholders) over a three‑year period occurs. After such an ownership change, the corporation’s use of its pre‑change NOL carry‑forwards and other pre‑change tax attributes to offset its post‑change income is subject to an annual limitation determined by the equity value of the corporation on the date the ownership change occurs multiplied by a rate determined monthly by the Internal Revenue Service. This rate for March 2019 equals 2.39 percent. We experienced ownership changes under Section 382 of the Code in 2010, 2011 and 2016, but we did not reduce the gross deferred tax assets related to the NOL carry-forwards because the limitations do not hinder our ability to potentially utilize all of the NOL carry-forwards.

We are likely to experience another ownership change in the future, possibly in 2019, as a result of future shifts in our stock ownership, which may include shifts in our stock ownership as a result of any future equity offerings. A renewed ownership change will likely materially and substantially reduce our ability to fully utilize our NOL carry-forwards and, consequently, will likely reduce the gross deferred tax assets related to our NOL carry-forwards. If an ownership change occurred and if we earned net taxable income, our ability to use our pre‑change NOLs to offset U.S. federal taxable income would be subject to these limitations, which could potentially result in increased future tax liability compared to the tax liability we would incur if our use of NOL carry-forwards were not so limited. In addition, for state income, franchise and similar tax purposes, there may be periods during which the use of NOL carry-forwards is suspended or otherwise limited, which could accelerate or permanently increase our state income, franchise or similar taxes.

Critical Accounting Policies and Significant Judgments and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reporting amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to investments, goodwill, fair value of financial instruments, share‑based compensation and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. While our significant accounting policies are more fully described in Note 2, “Summary of Significant Accounting Policies” of the notes to our audited consolidated financial statements in Part IV, Item 15 of this Annual Report on Form 10-K, we believe the following accounting policies to be most critical to the judgements and estimates used in the preparation of our financial statements.

Share‑based compensation expense

We are required to estimate the grant-date fair value of stock options and stock appreciation rights issued to employees and recognize this cost over the period these awards vest. We estimate the fair value of each stock option granted using the Black-Scholes option pricing model. The Black-Scholes model requires the input of assumptions, including the expected stock price volatility, the calculation of expected term and the fair value of the underlying common stock on the date of grant, among other inputs. Generally, we have issued stock options that vest over time. For these awards, we record compensation cost on a straight-line basis over the vesting period. We calculate the fair value of the award on the grant date, which is the date the award is authorized by the board of directors and the employee has an understanding of the terms of the award.

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

As there had been no public market for our Class A units prior to our IPO, the estimated fair value of our Class A units had been determined contemporaneously by our board of directors utilizing independent third‑party valuations prepared in accordance with the guidance outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately‑Held Company Equity Securities Issued as Compensation, also known as the Practice Aid for financial reporting purposes. We performed contemporaneous valuations of our Class A units concurrently with the achievement of significant milestones or with major financing events, with the last prior to the initial public offering completed as of September 30, 2015 ($32.50). In conducting these valuation analyses, we considered all objective and subjective factors that we believed to be relevant for each valuation conducted, including:

•	recent equity financings and the related valuations;
•	industry information such as market size and growth;
•	market capitalization of comparable companies and the estimated value of transactions such companies have engaged in; and/or
•	macroeconomic conditions.

On July 13, 2016, the compensation committee of our board of directors approved an option award for Dr. Harlan W. Waksal, increasing the number of options (giving effect to the Corporate Conversion) subject to his original option grant. The number of shares subject to this option award was equal to the difference between the 769,231 options originally granted to Dr. Harlan W. Waksal and 5% of our outstanding common equity determined on a fully diluted basis on the IPO date, which amounted to 1,630,536 options. The effective date of the new option award was the IPO date of July 26, 2016. The exercise price per share of common stock subject to the new incremental options awarded was equal to the price per share of common stock at the IPO date of $12.00. The option award is subject to the same vesting schedule applicable to the original option grant such that all options awarded will vest on August 4, 2017. In consideration for the new option award, Dr. Harlan W. Waksal committed to perform an additional year of service through August 4, 2018 in connection with receipt of the additional option shares. This modification resulted in a $12.4 million charge, of which the incremental value of the previously vested portion of the awards totaling $8.3 million was expensed during the third quarter of 2016 and the remaining amount of the unvested portion totaling $4.1 million was recognized over the remaining service period through August 4, 2018.

On July 13, 2016, the compensation committee of our board of directors approved the amendment of all outstanding option awards issued under our 2011 Equity Incentive Plan whereby, effective upon pricing of our IPO, the exercise price (on a post-Corporate Conversion, post-split basis) was adjusted to equal the price per share of our common stock in the IPO. Options to purchase an aggregate of approximately 1.6 million shares of our Class A units were modified. The vesting schedule of such awards was not modified. The modification resulted in a $4.0 million charge, of which the incremental value of the previously vested portion of the awards totaling $1.8 million was expensed immediately during the third quarter of 2016 and the remaining $2.2 million was recognized over the remaining vesting periods of each award, ranging from one to three years.

A total of 9,750 units were granted under the 2014 Long-Term Incentive Plan (“LTIP”) at December 31, 2018 and 2017. The compensation expense for these awards was recognized upon consummation of our IPO on August 1, 2016 and was recorded as additional paid in capital.  No compensation expense had been recorded prior to this date. We utilized a Monte-Carlo simulation to determine the fair value of the awards granted under the LTIP of $22.6 million, which was recorded during the third quarter of 2016 as these awards are not forfeitable. The LTIP is payable upon the fair market value of our common stock exceeding 333% of the $6.00 grant price ($20.00) per share prior to December 7, 2024. The holders of the LTIP have no right to demand a particular form of payment, and we reserve the right to make payment in the form of cash or common stock.

We granted 1,040,000 stock appreciation rights to three executive employees on December 8, 2017. No stock appreciation rights were granted under the 2016 Equity Plan prior to 2017. The weighted-average fair value of the stock appreciation rights granted was $2.42 and was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 2.22%, expected term of 6 years, expected volatility of 74.92%, share price of $3.64, strike price of $3.64 and a dividend rate of 0%.

Compensation expense for stock appreciation rights is recognized on a straight-line basis over the awards’ requisite service period. Total unrecognized compensation cost related to stock appreciation rights was $1.3 million and $2.5 million at December 31, 2018 and 2017, respectively. The unrecognized compensation cost at December 31, 2018 is expected to be recognized over a weighted-average period of 1.9 years. No stock appreciation rights were exercised during the years ended December 31, 2018 or 2017.

We granted 1,597,500 nonqualified performance-based stock options (“Performance Options”) to three executive employees on April 3, 2018. No Performance Options were granted under the 2016 Equity Plan prior to 2018. Each Performance Option was granted with an exercise price of $4.06 per share and does not contain any voting rights. The weighted-average fair value of the Performance Options granted was $2.71 and was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 2.67%, expected term of 6.0 years, expected volatility of 74.50%, and a dividend rate of 0%.

Compensation expense for the Performance Options is recognized on a straight-line basis over the awards’ requisite service period. The Performance Options vest upon the satisfaction of both a service condition and the satisfaction of one or more performance conditions, therefore we initially determined which outcomes are probable of achievement. We believe that the three-year service condition (explicit service period) and all three performance conditions (implicit service periods) will be satisfied. The requisite service period would be three years as that is the longest period of both the explicit service period and the implicit service periods. Total unrecognized compensation expense related to unvested Performance Options was $1.8 million at December 31, 2018. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.5 years. No Performance Options were exercised during the year ended December 31, 2018.

The assumptions relating to the valuation of our options granted for the years ended December 31, 2018, 2017 and 2016 are shown below. The table does not include Performance Options.

	Years Ended
	December 31, 2018	December 31, 2017	December 31, 2016
Weighted average fair value of grants	$1.69	$2.44	$7.12
Expected volatility	72.94% - 75.92%	74.48% - 74.92%	74.98% - 79.35%
Risk-free interest rate	2.44% - 2.90%	1.87% - 2.22%	1.15% - 2.20%
Expected life	5.5 - 6.0 years	5.5 - 6.0 years	5.0 - 6.0 years
Expected dividend yield	0%	0%	0%

The following table summarizes by grant date the number of shares subject to options granted since January 1, 2016, the per share exercise price of the options, the fair value of common stock underlying the options on date of grant and the per share estimated fair value of the options:

Grant Date	Number of Shares Subject to Options Granted	Per Share Exercise Price of Options	Fair Value of Common Stock per Share on Date of Option Grant	Per Share Estimated Fair Value of Options
July 26, 2016	1,630,536	$12.00	$12.00	$7.60
December 15, 2016	3,227,924	$4.66	$4.66	$3.06
February 9, 2017	10,000	$3.82	$3.82	$2.48
June 29, 2017	275,000	$4.12	$4.12	$2.63
December 8, 2017	2,568,000	$3.64	$3.64	$2.42
February 19, 2018	2,000	$3.63	$3.63	$2.42
March 16, 2018	3,077	$4.48	$4.48	$2.05
April 3, 2018	1,597,500	$4.06	$4.06	$2.71
April 10, 2018	40,000	$4.22	$4.22	$2.83
May 9, 2018	2,000	$3.96	$3.96	$2.66
June 25, 2018	33,847	$3.88	$3.88	$1.67
July 27, 2018	200,000	$3.35	$3.35	$2.16
December 14, 2018	1,829,500	$2.47	$2.47	$1.62

Expenses Accrued Under Contractual Arrangements with Third Parties; Accrued Clinical Expenses

As part of the process of preparing our financial statements, we are required to estimate our accrued expenses. This process involves reviewing open contracts and purchase orders, communicating with our applicable personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual cost. The majority of our service providers invoice us monthly in arrears for services performed. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary.

We base our expenses related to clinical trials on our estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and contract research organizations that conduct and manage clinical trials on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. In accruing expenses, we estimate the time period over which services will be performed and the level of effort to be expended in each period, which is based on an established protocol specific to each clinical trial. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in us reporting amounts that are too high or too low in any particular period.

Investment in Equity Securities

Equity securities consist of investments in common stock of companies traded on public markets (see Note 10 of the notes to our audited consolidated financial statements in Part IV, Item 15 of this Annual Report on Form 10-K). These shares are carried on the Company’s balance sheet at fair value based on the closing price of the shares owned on the last trading day before the balance sheet of this report. Fluctuations in the underlying bid price of the shares result in unrealized gains or losses. In accordance with FASB ASC 321, Investments – Equity Securities (“ASC 321”), the Company recognizes these fluctuations in value as other expense (income). For investments sold, the Company recognizes the gains and losses attributable to these investments as realized gains or losses in other expense (income).

The Company’s total investment balance in equity securities totaled $34.1 million at December 31, 2018, all of which related to our investment in MeiraGTx’s common stock. The Company did not maintain any investments in equity securities at December 31, 2017.

Recent Accounting Pronouncements

See Note 2 “Summary of Significant Accounting Policies,” of the notes to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a summary of recently issued and adopted accounting pronouncements.

Results of Operations

	Years Ended December 31,
	2018	2017	2016
	(in thousands)
Revenues
Net sales	$691	$5,257	$18,514
License and other revenue	705	7,007	7,541
Total revenue	1,396	12,264	26,055
Cost of sales	412	1,332	3,485
Write-down of inventory	270	1,654	385
Gross profit	714	9,278	22,185
Operating expenses:
Research and development	48,966	40,777	35,840
Selling, general and administrative	37,644	37,057	105,880
Gain on settlement of payable	—	—	(4,131)
Total operating expenses	86,610	77,834	137,589
Loss from operations	(85,896)	(68,556)	(115,404)
Other expense	(31,120)	11,339	93,009
Income tax expense (benefit)	(524)	(121)	342
Net loss	$(54,252)	$(79,774)	$(208,755)
Deemed dividend on convertible preferred stock and Class E redeemable convertible units	2,011	1,918	21,733
Net loss attributable to common stockholders	$(56,263)	$(81,692)	$(230,488)

Comparison of the years ended December 31, 2018 and 2017

Revenues

Total revenue decreased by 88.6%, or approximately $10.9 million, from $12.3 million in the year ended December 31, 2017 to $1.4 million for the year ended December 31, 2018. The decrease in total revenue was primarily attributable to the decline in sales of our ribavirin portfolio products. Total revenue also included sales of Camber products of $0.5 million and $1.2 million for the years ended December 31, 2018 and 2017, respectively. Total revenue for the year ended December 31, 2017 included a $2.0 million milestone payment earned pursuant to a license agreement entered into with Jinghua to develop products using human monoclonal antibodies while no such revenue was recognized for the year ended December 31, 2018. We recognized previously deferred revenue from our license and collaboration agreements amounting to $4.4 million for the year ended December 31, 2017, while no such revenue was recognized for the year ended December 31, 2018 due to the Company’s adoption of ASC 606 (see Note 2 “Summary of Significant Accounting Policies,” of the notes to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K). Service and sublease revenue from MeiraGTx was $0.6 million during each of the years ended December 31, 2018 and 2017.

Foreign product sales represented approximately 1.4% and 26.9% of total product sales for the years ended December 31, 2018 and 2017, respectively, the majority of which were sales in the Netherlands and Ireland.

Sales from our ribavirin portfolio continued to decline in 2018, from $4.2 million for the year ended December 31, 2017 to $0.1 million for the year ended December 31, 2018 as the treatment landscape for chronic HCV infection has rapidly evolved, with multiple ribavirin‑free treatment regimens, including novel direct‑acting antivirals, having entered the market and becoming the new standard of care. As a result, sales of our ribavirin portfolio of products were insignificant in 2018 we expect our ribavirin portfolio of products to contribute insignificantly to revenue in 2019 and beyond.

Cost of sales

Cost of sales was $0.4 million and $1.3 million for the years ended December 31, 2018 and 2017, respectively, which relates primarily to the sales volume of our ribavirin portfolio of products and Camber products.

Write‑down of inventory

We recognized $0.3 million and $1.7 million of inventory write-downs during the years ended December 31, 2018 and 2017, respectively, of our Ribasphere inventory based on our expectation that such inventory will not be sold prior to reaching its product expiration date.

Research and development expenses

Research and development expenses increased by 20.1%, or approximately $8.2 million, to $49.0 million, including $3.1 million of non-cash items, for the year ended December 31, 2018 from $40.8 million, including $2.7 million of non-cash items, for the year ended December 31, 2017. The increase in research and development expense was primarily related to direct external costs of developing our product candidates across multiple projects. For the years ended December 31, 2018 and 2017, we recognized $10.1 million and $5.5 million, respectively, for KD025; $5.0 million and $7.6 million, respectively, in development expenses for tesevatinib; $1.5 million and $1.0 million, respectively, for KD034; $9.6 million and $6.8 million, respectively, for other product candidates such as KD033 and KD045; and $22.8 million and $19.8 million, respectively, was related to unallocated internal and external costs of developing our product candidates across multiple projects.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by 1.3%, or approximately $0.5 million, to $37.6 million, including $8.8 million of non-cash items, for the year ended December 31, 2018 from $37.1 million, including $11.5 million of non-cash items, for the year ended December 31, 2017. While selling, general and administrative expense remained consistent for the year ended December 31, 2018 as compared to year ended December 31, 2017, the slight increase is primarily related to consulting costs related to an ERP upgrade of $0.8 million, partially offset by a decrease in depreciation expense of $0.3 million related to fixed assets which have become fully depreciated during 2017 and 2018.

Other expense (income)

The following table provides components of other expense (income):

	Years Ended December 31,
	2018	2017
	(in thousands)
Interest expense	$3,565	$3,720
Amortization of deferred financing costs and debt discount	1,054	2,242
Change in fair value of financial instruments	(1,525)	(2,096)
Unrealized gain on equity securities	(34,075)	—
Loss on equity method investment	1,242	7,599
Interest income	(1,307)	(132)
Other expense (income)	(74)	6
Other expense (income)	$(31,120)	$11,339

For the year ended December 31, 2018, other income consisted primarily of a change in the fair value of financial instruments of $1.5 million, unrealized gains related to our investment in MeiraGTx common stock of $34.1 million, interest income of $1.3 million, partially offset by interest expense and other costs related to our debt of $4.6 million and loss on equity method investment of $1.2 million for the year ended December 31, 2018.

For the year ended December 31, 2017, other expense consisted primarily of interest expense and other costs related to our debt of $6.0 million and a loss on equity method investment in MeiraGTx of $7.6 million, partially offset by a change in the fair value of financial instruments of $2.1 million.

Income taxes

The Tax Cuts and Jobs Act (the “Act”) was enacted in December 2017. In accordance with the Act, the Company determined it necessary to reduce the recorded deferred tax liability by $0.6 million during the second quarter of 2018 to allow naked credit deferred tax liabilities to be used as a source of taxable income in the future. The change in deferred tax liability has been recognized as income tax benefit in the consolidated financial statements of operations for the year ended December 31, 2018.

For the year ended December 31, 2017, we recorded an income tax benefit of $0.1 million related to a $0.4 million adjustment to the deferred tax liability, net of $0.3 million of income tax expense related to a $2.0 million milestone payment received from Jinghua.

Deemed Dividend

At our IPO, we issued 30,000 shares of convertible preferred stock which accrues dividends at a rate of 5% and converts into shares of our common stock at a 20% discount to the price per share of our common stock of $12.00 in the IPO.

We accrued dividends on the 5% convertible preferred stock of $1.6 million and $1.5 million for the years ended December 31, 2018 and 2017, respectively.  The Company calculated a deemed dividend of $0.4 million and $0.4 million on the $1.6 million and $1.5 million of accrued dividends during the year ended December 31, 2018 and 2017, respectively, which is a beneficial conversion feature. Approximately $1.6 million and $1.4 million of accrued dividends that were payable on June 30, 2018 and June 30, 2017, respectively, was added to the stated liquidation preference amount of the 5% convertible preferred stock on those respective dates. The stated liquidation preference of the 5% convertible preferred stock totaled $33.0 million at December 31, 2018.

Comparison of the years ended December 31, 2017 and 2016

Revenues

Total revenue decreased by 53.0%, or approximately $13.8 million, from $26.1 million in the year ended December 31, 2016 to $12.3 million for the year ended December 31, 2017. The decrease in total revenue was primarily attributable to the decline in sales of our ribavirin portfolio products. Total revenue includes a $2.0 million milestone payment earned pursuant to a license agreement entered into with Jinghua to develop products using human monoclonal antibodies for each of the years ended December 31, 2017 and 2016. We recognized previously deferred revenue from our license and collaboration agreements amounting to $4.4 million for each of the years ended December 31, 2017 and 2016. Service revenue from our affiliate MeiraGTx Limited (MeiraGTx) was $0.6 million and $1.0 million during the years ended December 31, 2017 and 2016, respectively.

Foreign product sales represented approximately 26.9% and 8.6% of total product sales for the years ended December 31, 2017 and 2016, respectively, the majority of which were sales in the Netherlands and Ireland.

Sales from our ribavirin portfolio continued to decline in 2017, from $17.0 million for the year ended December 31, 2016 to $4.2 million for the year ended December 31, 2017 as the treatment landscape for chronic HCV infection has rapidly evolved, with multiple ribavirin‑free treatment regimens, including novel direct‑acting antivirals, having entered the market and becoming the new standard of care. As a result, sales of our ribavirin portfolio of products were insignificant in 2018.

We recognized revenue of $1.0 million and $0.6 million from sales of tetrabenazine during the years ended December 31, 2017 and 2016, respectively. We recognized revenue of $0.2 million and $0.9 million from sales of valganciclovir during the years ended December 31, 2017 and 2016, respectively. No meaningful revenue was generated from sales of our other products for the years ended December 31, 2017 and 2016.

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

Research and development expenses

Research and development expenses increased by 14.0%, or approximately $4.9 million, to $40.8 million, including $2.7 million of non-cash items, for the year ended December 31, 2017 from $35.8 million, including $3.0 million of non-cash items, for the year ended December 31, 2016. The increase in research and development expense was primarily related to direct external costs of developing our product candidates across multiple projects. For the years ended December 31, 2017 and 2016, we recognized $5.5 million and $2.2 million, respectively, for KD025; $7.6 million and $4.8 million, respectively, in development expenses for tesevatinib; $1.0 million and $1.6 million, respectively, for KD034; $6.8 million and $1.4 million, respectively, for other product candidates; and $19.8 million and $25.8 million, respectively, was related to unallocated internal and external costs of developing our product candidates across multiple projects.

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

Selling, general and administrative expenses

Selling, general and administrative expenses decreased by 65.0%, or approximately $68.9 million, to $37.1 million, including $11.5 million of non-cash items, for the year ended December 31, 2017 from $105.9 million, including $69.1 million of non-cash items, for the year ended December 31, 2016. The decrease in selling, general and administrative expenses is primarily related to a decrease in share-based compensation of $34.6 million, of which $22.0 million is related to the Company’s 2014 Long Term Incentive Plan, $1.8 million is related to the repricing of employee options, $8.3 million is related to an option grant to our Chief Executive Officer and $2.5 million is related to lower share-based compensation for employee options, as well as, a decrease of $3.0 million in severance expense primarily related to the separation agreement with Dr. Samuel D. Waksal, salary and salary-related expenses of $5.6 million related to a reduction in headcount, legal expense of $4.1 million primarily related to legal settlements entered into during 2016, amortization of intangible assets of $15.2 million due to the intangible asset being fully amortized at December 31, 2016, royalty expense of $1.0 million and consulting fees of $3.0 million resulting from the expiration of an advisory agreement entered into in April 2015.

Gain on settlement of payable

Gain on settlement of payable is primarily related to a gain of $3.9 million resulting from the mutual termination agreement entered into with Valeant during the first quarter of 2016.

Other expense

The following table provides components of other expense:

	Years Ended December 31,
	2017	2016
	(in thousands)
Interest expense	$3,720	$3,782
Interest expense - beneficial conversion feature	—	45,915
Interest paid-in-kind	—	14,695
Write-off of deferred financing costs and debt discount	—	3,820
Amortization of deferred financing costs and debt discount	2,242	4,422
Loss on extinguishment of debt	—	11,176
Change in fair value of financial instruments	(2,096)	(4,380)
Loss on equity method investment	7,599	13,625
Interest income	(132)	(38)
Other expense (income)	6	(8)
Other expense	$11,339	$93,009

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

Liquidity and Capital Resources

Overview

We had an accumulated deficit of $269.6 million, working capital of $74.9 million, and cash and cash equivalents of $94.7 million at December 31, 2018.  Net cash used in operating activities was $71.2 million, $64.1 million and $53.0 million for the years ended December 31, 2018, 2017 and 2016.

In June 2018, we raised $113.2 million ($105.8 million net of $7.4 million of underwriting discounts and other offering expenses payable by us) from the issuance of 34,303,030 shares of common stock at a price of $3.30 per share (“2018 Public Offering”).

We entered into a Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) in August 2017 under which we may sell up to $40.0 million in shares of its common stock in one or more placements at prevailing market prices for its common stock (the “ATM Offering”). As of December 31, 2018, we had not sold any shares of common stock under the ATM Offering. Subsequent to December 31, 2018 and through January 9, 2019, we sold 13,778,705 shares of common stock at a weighted average price of $2.17 per share through the ATM Offering and received total gross proceeds of $29.9 million ($29.0 million net of $0.9 million of commissions payable by us).

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern. We have not established a source of revenues sufficient to cover our operating costs, and as such, have been dependent on funding operations through the issuance of debt and sale of equity securities. Since inception, we have experienced significant loses and incurred negative cash flows from operations. We expect to incur further losses over the next several years as we develop our business. We have spent, and expect to continue to spend, a substantial amount of funds in connection with implementing our business strategy, including our planned product development efforts, preparation for our planned clinical trials, performance of clinical trials and our research and discovery efforts.

Our cash and cash equivalents available at December 31, 2018 was $94.7 million and in January 2019, we raised $29.0 million in net proceeds through the ATM Offering. As such, should we meet our development milestones contained in the 2015 Credit Agreements, the cash and cash equivalents available at February 2019 are expected to fund operations into the second quarter of 2020 and enable us to advance our planned Phase 2 clinical studies for KD025, advance certain of our other pipeline product candidates, including KD033 and KD045, and provide for other working capital purposes. Although cash and cash equivalents will be sufficient to fund the foregoing, cash and cash equivalents will not be sufficient to enable us to meet our long-term expected plans, including commercialization of clinical pipeline products, if approved, or initiation or completion of future registrational studies. Following the completion of our ongoing and planned clinical trials, we will likely need to raise additional capital to fund continued operations, starting in the second quarter of 2020. We have no commitments for any additional financing and may not be successful in our efforts to raise additional funds or achieve profitable operations. Any amounts raised will be used for further development of our product candidates, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes.

If we are unable to obtain additional capital (which is not assured at this time), our long-term business plan may not be accomplished and we may be forced to curtail or cease operations. Further, the 2015 Credit Agreement contains certain developmental milestones that must be achieved by December 31, 2019, which are considered to be outside of our control. As such, if achievement of the developmental milestones does not occur as anticipated by December 31, 2019, we may need to use our cash and cash equivalents to fund certain repayment commitments as any such non-compliance could, under the exclusive remedies set forth in the 2015 Credit Agreement, trigger a termination of the Commitments (as defined in the 2015 Credit Agreement) or a declaration by the Lender that the Loan (as defined in the 2015 Credit Agreement) be due and payable in whole or part, together with any applicable fees and/or interest thereon. In the event that we had to repay the outstanding principle under the 2015 Debt Agreement, we would likely need to raise additional capital to fund continued operations. These factors individually and collectively raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments or classifications that may result from our possible inability to continue as a going concern. The explanatory paragraph regarding our ability to continue as a going concern in the report and opinion of our independent registered public accounting firm for the year ended December 31, 2018 is an event of default under the 2015 Credit Agreement. We entered into a sixth waiver agreement to the 2015 Credit Agreement in March 2019 under which the lenders under the 2015 Credit Agreement agreed to refrain from exercising certain rights under the 2015 Credit Agreement, including the declaration of a default and to forbear from acceleration of any repayment rights with respect to existing covenants.

Sources of Liquidity

Since our inception through December 31, 2018, we have raised net proceeds from the issuance of equity and debt. At December 31, 2018, we had $28.0 million of outstanding loans under the 2015 Credit Agreement. Pursuant to the Fifth Amendment, principal payments owed under the 2015 Credit Agreement, in the amount of $750,000 per month, were deferred until January 31, 2020. As of the date hereof, we are not in default under the terms of the 2015 Credit Agreement. See Note 5, “Debt” of the notes to our audited consolidated financial statements included in this Annual Report on Form 10-K for more information.

The following table sets forth the primary sources and uses of cash and cash equivalents for each period set forth below:

	Year Ended
	December 31,
	2018	2017	2016
	(in thousands)
Net cash provided by (used in):
Operating activities	$(71,227)	$(64,098)	$(52,950)
Investing activities	(864)	(479)	(539)
Financing activities	99,314	96,001	68,084
Net increase in cash, cash equivalents and restricted cash	$27,223	$31,424	$14,595

Operating Activities

The net cash used in operating activities was $71.2 million for the year ended December 31, 2018, and consisted primarily of a net loss of $54.3 million adjusted for $21.6 million in non‑cash items, including unrealized gain on equity securities of $34.1 million, change in fair value of financial instruments of $1.5 million, and change in deferred tax liability of $0.5 million, offset by depreciation and amortization of fixed assets of $1.5 million, write-down of inventory of $0.3 million, amortization of deferred financing costs, debt discount, and debt premium of $1.1 million, loss on equity method investment of $1.2 million, and share‑based compensation expense of $10.4 million, as well as, a net increase in operating assets and liabilities of $4.7 million. The net loss, adjusted for non‑cash items, was primarily driven by selling, general and administrative expenses of $28.8 million, research and development expense related to the advancement of our clinical product candidates of $45.9 million and interest paid on our debt of $3.6 million, partially offset by the net sales less cost of sales primarily from Camber products of $0.3 million.

The net cash used in operating activities was $64.1 million for the year ended December 31, 2017, and consisted primarily of a net loss of $79.8 million adjusted for $23.2 million in non‑cash items, including depreciation and amortization of fixed assets of $1.8 million, write-down of inventory of $1.7 million, amortization of deferred financing costs, debt discount, and debt premium of $2.2 million, loss on equity method investment of $7.6 million and share‑based compensation expense of $12.4 million, as well as, a net decrease in operating assets and liabilities of $7.5 million. The net loss, adjusted for non‑cash items, was primarily driven by selling, general and administrative expenses of $25.6 million, research and development expense related to the advancement of our clinical product candidates of $38.1 million and interest paid on our debt of $3.7 million, partially offset by the net sales less cost of sales primarily from our ribavirin portfolio of products and Camber products of $3.9 million and milestone revenue from our license agreement with Jinghua amounting to $2.0 million.

The net cash used in operating activities was $53.0 million for the year ended December 31, 2016, and consisted primarily of a net loss of $208.8 million adjusted for $157.2 million in non‑cash items, including the amortization of intangible assets of $15.2 million, depreciation and amortization of fixed assets of $2.3 million, amortization and write-off of deferred financing costs and debt discount of $8.2 million, loss on extinguishment of debt of $11.2 million, fair value of units issued to third parties to settle obligations of $7.4 million, gain on settlement of payables of $4.1 million, paid‑in‑kind interest expense of $14.7 million, loss on equity method investment of $13.6 million, beneficial conversion feature expense on convertible debt and warrants of $45.9 million and share‑based compensation expense of $47.2 million, as well as a net decrease in operating assets and liabilities of $1.8 million. The net loss, adjusted for non‑cash items, was primarily driven by selling, general and administrative expenses of $36.8 million, research and development expense related to the advancement of our clinical product candidates of $32.8 million and interest paid on our debt of $3.7 million partially offset by the net sales less cost of sales primarily from our ribavirin portfolio of products of $15.0 million and milestone revenue from our license agreement with Jinghua amounting to $2.0 million

Investing Activities

Net cash used in investing activities was $0.9 million for the year ended December 31, 2018, consisting of costs related to the purchase of property and equipment, primarily related to lab equipment and in‑house software purchased to support our internal clinical data management group. Net cash used in investing activities was $0.5 million for both the years ended December 31, 2017 and 2016 consisting of costs related to leasehold improvements at our clinical office in Cambridge, Massachusetts and the purchase of property and equipment, primarily related to in‑house software purchased to support our internal clinical data management group.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2018 was $99.3 million, consisting primarily of net proceeds from the issuance of common stock in our 2018 Public Offering of $105.8 million, partially offset by principal payments on our secured term debt of $6.6 million.

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

The expected use of our cash and cash equivalents at December 31, 2018 represents our intentions based upon our current plans and business conditions, which could change in the future as our plans and business conditions evolve. The amounts and timing of our actual expenditures may vary significantly depending on numerous factors, including the progress of our development, the status of, and results from, clinical trials, the potential need to conduct additional clinical trials to obtain approval of our product candidates for all intended indications, as well as any additional collaborations that we may enter into with third parties for our product candidates and any unforeseen cash needs. As a result, our management will retain broad discretion over the allocation of our existing cash and cash equivalents. In addition, we anticipate the need to raise additional funds from the issuance of additional equity, and our management will retain broad discretion over the allocation of those funds as well.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at December 31, 2018:

	Payments due by period (in thousands)
		Less than			More than
	Total	1 year	1 - 3 years	3 - 5 years	5 years
Secured term debt	$28,046	$—	$28,046	$—	$—
Interest expense(1)	4,921	3,359	1,562	—	—
Operating leases(2)	29,223	4,672	8,381	8,439	7,731
Total(3)	$62,190	$8,031	$37,989	$8,439	$7,731

_________________________

(1)	Interest expense reflects our obligation to make cash interest payments in connection with our 2015 Credit Agreement at a rate of 11.750%.
(2)	Operating lease obligations primarily reflect our obligation to make payments in connection with leases for our corporate headquarters and commercial headquarters distribution center.
(3)

This table does not include: (a) milestone payments totaling $215.9 million which may become payable to third parties under license agreements as the timing and likelihood of such payments are not known with certainty; (b) any royalty payments to third parties as the amounts, timing and likelihood of such payments are not known with certainty; and (c) contracts that are entered into in the ordinary course of business which are not material in the aggregate in any period presented above.

Off‑balance Sheet Arrangements

During the periods presented we did not have, and we do not currently have, any off‑balance sheet arrangements, as defined under the SEC rules.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Market Risk - Investment in Equity Securities

We are exposed to market risk and changes in the fair value of our investments in equity securities. As of December 31, 2018, we have an equity securities investment balance of $34.1 million relating to our common stock ownership of MeiraGTx. These shares are carried on the Company’s balance sheet at fair value based on the closing price of the shares owned on the last trading day before the balance sheet date. Fluctuations in the underlying bid price of the shares could result in material gains or losses and as such, the full investment balance at December 31, 2018 is subject to the risk of a decline in the stock price of MeiraGTx.

On June 12, 2018, MeiraGTx completed its initial public offering (the “MeiraGTx IPO”) whereby it sold 5,000,000 shares of common stock at $15.00 per share. The shares began trading on the Nasdaq Global Select Market on June 7, 2018 under the symbol “MGTX.”

Interest Rate Risk

We are exposed to market risk and changes in interest rates. As of December 31, 2018, we had cash and cash equivalents of $94.7 million, consisting of cash and money market accounts. Due to the short‑term duration of our investment portfolio, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

As of December 31, 2018, we had total debt payable of $27.5 million, which is variable-rate debt. Based on our variable‑rate debt outstanding as of December 31, 2018, a 100 basis point change versus the market interest rates available on December 31, 2018 would result in approximately an additional $0.4 million of interest expense through maturity of our variable-rate debt in July 2020.

Customer Concentrations

There were no material customer concentrations for the year ended December 31, 2018. For the years ended December 31, 2017 and 2016, sales to AbbVie accounted for approximately 21% and 27% of our aggregate net sales, respectively. For the years ended December 31, 2017 and 2016, sales to Richmond Pharmaceuticals, Inc. accounted for approximately 8% and 14% of our aggregate net sales, respectively. There were no net accounts receivable outstanding from these customers at December 31, 2018, while net accounts receivable from these customers totaled $0.1 million at December 31, 2017.

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

Item 8. Financial Statements and Supplementary Data

Our financial statements, together with the report of our independent registered public accounting firm, appear beginning on page 93 of this Annual Report on Form 10-K.

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

At December 31, 2018, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, at December 31, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO 2013. Based on our evaluation under the criteria set forth in Internal Control - Integrated Framework issued by the COSO, our management concluded our internal control over financial reporting was effective as of December 31, 2018.

Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to an exemption established by the JOBS Act for "emerging growth companies.”

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item (other than the information set forth in the next paragraph in this Item 10) will be included in our definitive proxy statement with respect to our 2018 Annual Meeting of Shareholders to be filed with the SEC, and is incorporated herein by reference.

We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions, and third-party consultants. We have posted a current copy of the code on our website, www.kadmon.com. In addition, we intend to post on our website all disclosures that are required by law or the NYSE listing standards concerning any amendments to, or waivers from, any provision of the code. The reference to our website does not constitute incorporation by reference of the information contained at or available through our website.

Item 11. Executive Compensation

The information called for by this item will be included in our definitive proxy statement with respect to our 2019 Annual Meeting of Shareholders to be filed with the SEC, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by this item will be included in our definitive proxy statement with respect to our 2019 Annual Meeting of Shareholders to be filed with the SEC, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in our definitive proxy statement with respect to our 2019 Annual Meeting of Shareholders to be filed with the SEC, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this item will be included in our definitive proxy statement with respect to our 2018 Annual Meeting of Shareholders to be filed with the SEC, and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The financial statements listed in the Index to Financial Statements beginning on page 93 are filed as part of this Annual Report on Form 10-K.

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

The Board of Directors and Stockholders

Kadmon Holdings, Inc.

New York, New York

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Kadmon Holdings, Inc. (the “Company”) and subsidiaries as of December 31, 2018 and 2017, the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 2 to the financial statements, on January 1, 2018 the Company adopted new accounting guidance related to revenue from contracts with customers. Our opinion is not modified with respect to this matter.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring losses from operations and expects such losses to continue in the future. Additionally, as more fully described in Note 1 to the consolidated financial statements, the Company’s debt agreement is subject to covenants that could accelerate the repayment of that debt if breached. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

New York, New York

March 7, 2019

Kadmon Holdings, Inc.

Consolidated balance sheets

(in thousands, except share amounts)

	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$94,740	$67,517
Accounts receivable, net	1,690	325
Accounts receivable from affiliates	—	861
Inventories, net	925	201
Prepaid expenses and other current assets	1,581	1,109
Total current assets	98,936	70,013
Fixed assets, net	3,654	4,292
Goodwill	3,580	3,580
Restricted cash	2,116	2,116
Investment, equity securities	34,075	—
Investment, at cost	2,300	3,542
Other noncurrent assets	—	9
Total assets	$144,661	$83,552

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,986	$8,008
Accrued expenses	13,508	8,577
Deferred revenue	—	4,400
Fair market value of financial instruments	524	1,952
Secured term debt - current	—	33,707
Total current liabilities	24,018	56,644
Deferred revenue	—	19,617
Deferred rent	4,290	4,347
Deferred tax liability	415	939
Other long term liabilities	47	247
Secured term debt – net of current portion and discount	27,480	—
Total liabilities	56,250	81,794
Commitments and contingencies (Note 15 and 16)
Stockholders’ equity:
Convertible Preferred Stock, $0.001 par value; 10,000,000 shares authorized at December 31, 2018 and December 31, 2017; 30,000 shares issued and outstanding at December 31, 2018 and December 31, 2017	42,231	40,220
Common Stock, $0.001 par value; 200,000,000 shares authorized at December 31, 2018 and December 31, 2017; 113,130,817 and 78,643,954 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively	113	79
Additional paid-in capital	315,710	198,856
Accumulated deficit	(269,643)	(237,397)
Total stockholders’ equity	88,411	1,758
Total liabilities and stockholders’ equity	$144,661	$83,552

See accompanying notes to consolidated financial statements

Kadmon Holdings, Inc.

Consolidated statements of operations

(in thousands, except share and per share amounts)

	Years Ended December 31,
	2018	2017	2016
Revenues
Net sales	$691	$5,257	$18,514
License and other revenue	705	7,007	7,541
Total revenue	1,396	12,264	26,055
Cost of sales	412	1,332	3,485
Write-down of inventory	270	1,654	385
Gross profit	714	9,278	22,185
Operating expenses:
Research and development	48,966	40,777	35,840
Selling, general and administrative	37,644	37,057	105,880
Gain on settlement of payable	—	—	(4,131)
Total operating expenses	86,610	77,834	137,589
Loss from operations	(85,896)	(68,556)	(115,404)
Other expense (income):
Interest income	(1,307)	(132)	(38)
Interest expense	4,619	5,962	72,634
Loss on extinguishment of debt	—	—	11,176
Change in fair value of financial instruments	(1,525)	(2,096)	(4,380)
Loss on equity method investment	1,242	7,599	13,625
Unrealized gain on equity securities	(34,075)	—	—
Other expense (income)	(74)	6	(8)
Total other expense (income)	(31,120)	11,339	93,009
Loss before income tax expense	(54,776)	(79,895)	(208,413)
Income tax expense (benefit)	(524)	(121)	342
Net loss	$(54,252)	$(79,774)	$(208,755)
Deemed dividend on convertible preferred stock and Class E redeemable convertible units	2,011	1,918	21,733
Net loss attributable to common stockholders	$(56,263)	$(81,692)	$(230,488)

Basic and diluted net loss per share of common stock	$(0.58)	$(1.42)	$(9.74)
Weighted average basic and diluted shares of common stock outstanding	97,609,000	57,405,331	23,674,512

See accompanying notes to consolidated financial statements

Kadmon Holdings, Inc.

Consolidated statements of stockholders’ equity (deficit)

(in thousands, except unit and share amounts)

	Convertible units		Stockholders' equity (deficit)
	Class E redeemable convertible units		Class A	Class B	Class C	Class D	Preferred stock		Common stock		Additional paid-in	Accumulated
	Units	Amount	Units	Units	Units	Units	Shares	Amount	Shares	Amount	capital	Deficit	Total
Balance, January 1, 2016	4,969,252	$58,856	53,946,001	1	1	4,373,674	—	$—	—	$—	$372,936	$(643,845)	$(270,909)
Issuance of Class A units to settle obligation	—	—	25,000	—	—	—	—	—	—	—	125	—	125
Issuance of Class E units to settle obligation	1,170,437	13,460	—	—	—	—	—	—	—	—	—	—	—
Equity raised through issuance of Class E units, net	478,266	5,500	—	—	—	—	—	—	—	—	—	—	—
Accretion of Class E units fee discount and repayment premium	—	5,812	—	—	—	—	—	—	—	—	(5,812)	—	(5,812)
Share-based compensation expense	—	—	—	—	—	—	—	—	—	—	47,217	—	47,217
Issuance of Class A units related to option exercises	—	—	7,200	—	—	—	—	—	—	—	41	—	41
Issuance of common stock to settle obligation	—	—	—	—	—	—	—	—	208,334	1	2,499	—	2,500
Common stock issued in initial public offering, net of commissions and underwriting discounts	—	—	—	—	—	—	—	—	6,250,000	6	69,744	—	69,750
Initial public offering costs	—	—	—	—	—	—	—	—	—	—	(3,739)	—	(3,739)
Beneficial conversion feature on Class E units	—	—	—	—	—	—	—	—	—	—	13,431	(13,431)	—
Cumulative effect of change in accounting principle - ASU 2016-09 forfeiture adjustment	—	—	—	—	—	—	—	—	—	—	1,990	(1,990)	—
Corporate conversion from Kadmon Holdings, LLC to Kadmon Holdings, Inc.	—	—	—	—	—	—	—	—	—	—	(720,618)	720,618	—
Corporate conversion to common stock	(6,617,955)	(83,628)	(53,978,201)	(1)	(1)	(4,373,674)	—	—	19,585,865	19	83,607	—	83,626
Conversion of convertible debt to common stock	—	—	—	—	—	—	—	—	19,034,467	19	182,712	—	182,731
Beneficial conversion feature on convertible debt	—	—	—	—	—	—	—	—	—	—	45,683	—	45,683
Conversion of convertible debt to convertible preferred stock	—	—	—	—	—	—	30,000	30,000	—	—	—	—	30,000
Beneficial conversion feature on convertible preferred stock	—	—	—	—	—	—	—	7,660	—	—	—	(7,660)	—
Accretion of dividends on convertible preferred stock	—	—	—	—	—	—	—	642	—	—	—	(642)	—
Reclassification of warrants to equity	—	—	—	—	—	—	—	—	—	—	1,716	—	1,716
Beneficial conversion feature on warrants	—	—	—	—	—	—	—	—	—	—	634	—	634
Net loss	—	—	—	—	—	—	—	—	—	—	—	(208,755)	(208,755)
Balance, December 31, 2016	—	$—	—	—	—	—	30,000	$38,302	45,078,666	$45	$92,166	$(155,705)	$(25,192)
Share-based compensation expense	—	—	—	—	—	—	—	—	—	—	12,354	—	12,354
Common stock issued for warrant exercises	—	—	—	—	—	—	—	—	11,839	—	37	—	37
Common stock issued under ESPP plan	—	—	—	—	—	—	—	—	10,594	—	30	—	30
Common stock issued in private placement, net	—	—	—	—	—	—	—	—	6,767,855	7	19,209	—	19,216
Common stock and warrants issued in public offering, net	—	—	—	—	—	—	—	—	26,775,000	27	75,060	—	75,087
Beneficial conversion feature on convertible preferred stock	—	—	—	—	—	—	—	384	—	—	—	(384)	—
Accretion of dividends on convertible preferred stock	—	—	—	—	—	—	—	1,534	—	—	—	(1,534)	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	(79,774)	(79,774)
Balance, December 31, 2017	—	$—	—	—	—	—	30,000	$40,220	78,643,954	79	$198,856	$(237,397)	$1,758
Share-based compensation expense	—	—	—	—	—	—	—	—	—	—	10,391	—	10,391
Common stock issued in public offering, net	—	—	—	—	—	—	—	—	34,303,030	34	105,727	—	105,761
Common stock issued for warrant exercises	—	—	—	—	—	—	—	—	131,834	—	588	—	588
Common stock issued under ESPP plan	—	—	—	—	—	—	—	—	51,999	—	148	—	148

Cumulative effect of change in accounting principle - ASC 606 adoption	—	—	—	—	—	—	—	—	—	—	—	24,017	24,017
Beneficial conversion feature on convertible preferred stock	—	—	—	—	—	—	—	402	—	—	—	(402)	—
Accretion of dividends on convertible preferred stock	—	—	—	—	—	—	—	1,609	—	—	—	(1,609)	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	(54,252)	(54,252)
Balance, December 31, 2018	—	$—	—	—	—	—	30,000	$42,231	113,130,817	113	$315,710	$(269,643)	$88,411

See accompanying notes to consolidated financial statements

Kadmon Holdings, Inc.

Consolidated statements of cash flows

(in thousands)

	Years Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net loss	$(54,252)	$(79,774)	$(208,755)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of fixed assets	1,534	1,822	2,280
Amortization of intangible asset	—	—	15,223
Write-down of inventory	270	1,654	385
Loss on extinguishment of debt / conversion of debt	—	—	11,176
Write-off of deferred financing costs and debt discount	—	—	3,820
Amortization of deferred financing costs	228	509	1,304
Amortization of debt discount	1,170	2,297	3,118
Amortization of debt premium	(344)	(564)	—
Share-based compensation	10,391	12,354	47,217
Bad debt expense	1	3	6
Change in fair value of financial instruments	(1,525)	(2,096)	(4,380)
Loss on equity method investment	1,242	7,599	13,625
Unrealized gain on equity securities	(34,075)	—	—
Deferred taxes	(524)	(437)	27
Gain on settlement of payable	—	—	(4,131)
Beneficial conversion feature expense on warrants	—	—	1,745
Beneficial conversion feature expense on convertible debt	—	—	44,170
Fair value of units issued to consultants	—	—	3,000
Fair value of shares / units issued in settlement of obligation	—	—	4,360
Paid-in-kind interest	—	—	14,695
Changes in operating assets and liabilities:
Accounts receivable, net	(505)	21	937
Inventories, net	(994)	95	1,133
Prepaid expenses and other assets	(463)	(134)	(479)
Accounts payable	1,967	1,605	530
Accrued expenses, other liabilities and deferred rent	4,652	(4,652)	544
Deferred revenue	—	(4,400)	(4,500)
Net cash used in operating activities	(71,227)	(64,098)	(52,950)

See accompanying notes to consolidated financial statements

Kadmon Holdings, Inc.

Consolidated statements of cash flows (continued)

(in thousands)

	Years Ended December 31,
	2018	2017	2016
Cash flows from investing activities:
Purchases of fixed assets	(864)	(479)	(539)
Net cash used in investing activities	(864)	(479)	(539)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net	105,761	95,954	—
Proceeds from issuance of ESPP shares	148	30	—
Proceeds from warrant exercises	575	37	—
Payment of financing costs	(596)	(20)	—
Principal payments on secured term debt	(6,574)	—	(380)
Proceeds from issuance of common stock in IPO, net	—	—	69,750
Payments of initial public offering costs	—	—	(3,293)
Payment of financing costs related to debt exchange agreements	—	—	(534)
Repayment of related party loans	—	—	(3,000)
Proceeds from issuance of Class E redeemable convertible units, net	—	—	5,500
Proceeds from exercise of stock options	—	—	41
Net cash provided by financing activities	99,314	96,001	68,084
Net increase in cash, cash equivalents and restricted cash	27,223	31,424	14,595
Cash, cash equivalents and restricted cash, beginning of period	69,633	38,209	23,614
Cash, cash equivalents and restricted cash, end of period	$96,856	$69,633	$38,209

Components of cash, cash equivalents, and restricted cash
Cash and cash equivalents	94,740	67,517	36,093
Restricted cash	2,116	2,116	2,116
Total cash, cash equivalents, and restricted cash	96,856	69,633	38,209

Supplemental cash flow disclosures:
Cash paid for interest	$3,591	$3,689	$3,723
Cash paid for taxes	—	356	339
Non-cash investing and financing activities:
Capitalized lease obligations	32	208	230
Beneficial conversion feature on convertible preferred stock	402	384	7,660
Accretion of dividends on convertible preferred stock	1,609	1,534	642
Fair value of warrants issued in private placement	—	1,651	—
Fair value of modification to lender warrants	111	908	—
Cumulative effect of change in accounting principle - ASC 606 adoption	24,017	—	—
Units issued in settlement of obligation	—	—	11,725
Unpaid financing/offering costs	—	—	56
Cost method investment in affiliate	—	—	1,242
Beneficial conversion feature on Class E units	—	—	13,431
Conversion of Class E units into common stock	—	—	83,628
Conversion of convertible debt into common stock	—	—	176,615
Conversion of convertible debt into convertible preferred stock	—	—	30,000
Reclassification of warrants from liability to equity	—	—	1,716

See accompanying notes to consolidated financial statements

Kadmon Holdings, Inc. and Subsidiaries

Notes to consolidated financial statements

1. Organization

Nature of Business

Kadmon Holdings, Inc. (together with its subsidiaries, “Kadmon” or “Company”) is a fully integrated biopharmaceutical company engaged in the discovery, development and commercialization of small molecules and biologics to address significant unmet medical needs, with a near-term clinical focus on autoimmune, inflammatory and fibrotic diseases as well as immuno-oncology. The Company leverages its multi‑disciplinary research and clinical development team members to identify and pursue a diverse portfolio of novel product candidates, both through in-licensing products and employing its small molecule and biologics platforms. By retaining global commercial rights to its lead product candidates, the Company believes that it has the ability to develop these candidates while maintaining flexibility for commercial and licensing arrangements. The Company expects to continue to progress its clinical candidates and have further clinical trial events throughout 2019.

Corporate Conversion and Initial Public Offering

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

On August 1, 2016, the Company completed its IPO whereby it sold 6,250,000 shares of common stock at $12.00 per share. The aggregate net proceeds received by the Company from the offering were $66.0 million, net of underwriting discounts and commissions of $5.3 million and offering expenses of $3.7 million. Upon the closing of the IPO, 45,078,666 shares of common stock were outstanding, which includes 19,034,467 shares of common stock as a result of the conversion of the Company’s Senior Convertible Term Loan and Second Lien Convert concurrent with the closing of the IPO. The shares began trading on the New York Stock Exchange on July 27, 2016 under the symbol “KDMN.”

Liquidity

The Company had an accumulated deficit of $269.6 million, working capital of $74.9 million, and cash and cash equivalents of $94.7 million at December 31, 2018.  Net cash used in operating activities was $71.2 million, $64.1 million and $53.0 million for the years ended December 31, 2018, 2017 and 2016. In June 2018, the Company raised $113.2 million ($105.8 million net of $7.4 million of underwriting discounts and other offering expenses payable by the Company) from the issuance of 34,303,030 shares of common stock at a price of $3.30 per share (“2018 Public Offering”).

The Company entered into a Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) in August 2017 under which the Company may sell up to $40.0 million in shares of its common stock in one or more placements at prevailing market prices for its common stock (the “ATM Offering”). Any such sales would be effected pursuant to the Company’s registration statement on Form S-3 (File No. 333-222364), declared effective by the SEC on January 10, 2018. As of December 31, 2018, the Company had not sold any shares of common stock under the ATM Offering. Subsequent to December 31, 2018 and through January 9, 2019, the Company sold 13,778,705 shares of common stock at a weighted average price of $2.17 per share through the ATM Offering Program and received total gross proceeds of $29.9 million ($29.0 million net of $0.9 million of commissions payable by the Company) (Note 20). The Company’s existing cash and cash equivalents are expected to enable it to advance its planned Phase 2 clinical studies for KD025 and advance certain of its other pipeline product candidates and provide for other working capital purposes.

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

On August 15, 2018, the Company entered into the fifth amendment to the 2015 Credit Agreement (the “Fifth Amendment”) (Note 5). Pursuant to the Fifth Amendment, the maturity date of the Credit Agreement was extended to July 1, 2020 and principal payments have been deferred until January 31, 2020. Beginning on January 31, 2020, equal principal payments of $750,000 per month will be due until the maturity date. Additionally, the parties amended certain covenants under the 2015 Credit Agreement to require the Company to meet certain developmental milestones by December 31, 2019. All other material terms of the 2015 Credit Agreement remain the same, including a minimum liquidity covenant. No assurances can be given that the Company will be able to comply with these covenants, meet the development milestones or that the Company will be able to amend the 2015 Credit Agreement to further extend the maturity date or refinance this debt on or before the maturity date.

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

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established a source of revenues sufficient to cover its operating costs, and as such, have been dependent on funding operations through the issuance of debt and sale of equity securities. Since inception, the Company has experienced significant loses and incurred negative cash flows from operations. The Company expects to incur further losses over the next several years as it develops its business. The Company has spent, and expects to continue to spend, a substantial amount of funds in connection with implementing its business strategy, including its planned product development efforts, preparation for its planned clinical trials, performance of clinical trials and its research and discovery efforts.

The Company’s cash and cash equivalents at December 31, 2018 was $94.7 million and during January 2019, the Company raised $29.0 million in net proceeds through the ATM Offering. As such, should the Company meet its development milestones contained in the 2015 Credit Agreements, the cash and cash equivalents available at February 2019 are expected to fund operations into the second quarter of 2020 and enable the Company to advance its planned Phase 2 clinical studies for KD025, advance certain of its other pipeline product candidates, including KD033 and KD045, and provide for other working capital purposes. Although cash and cash equivalents will be sufficient to fund the foregoing, cash and cash equivalents will not be sufficient to enable the Company to meet its long-term expected plans, including commercialization of clinical pipeline products, if approved, or initiation or completion of future registrational studies. Following the completion of its ongoing and planned clinical trials, the Company will likely need to raise additional capital to fund continued operations, starting in the second quarter of 2020. The Company has no commitments for any additional financing and may not be successful in its efforts to raise additional funds or achieve profitable operations. Any amounts raised will be used for further development of the Company’s product candidates, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes.

If the Company is unable to obtain additional capital (which is not assured at this time), its long-term business plan may not be accomplished and the Company may be forced to curtail or cease operations. Further, the 2015 Credit Agreement contains certain developmental milestones that must be achieved by December 31, 2019, which are considered to be outside of the Company’s control. As such, if achievement of the developmental milestones does not occur as anticipated by December 31, 2019, the Company may need to use cash and cash equivalents to fund certain repayment commitments as any such non-compliance could, under the exclusive remedies set forth in the 2015 Credit Agreement, trigger a termination of the Commitments (as defined in the 2015 Credit Agreement) or a declaration by the Lender that the Loan (as defined in the 2015 Credit Agreement) be due and payable in whole or part, together with any applicable fees and/or interest thereon. In the event that the Company had to repay the outstanding principle under the 2015 Debt Agreement, the Company would likely need to raise additional capital to fund continued operations. These factors individually and collectively raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern. The explanatory paragraph regarding the Company’s ability to continue as a going concern in the report and opinion of the Company’s independent registered public accounting firm for the year ended December 31, 2018 is an event of default under the 2015 Credit Agreement. The Company entered into a sixth waiver agreement to the 2015 Credit Agreement in March 2019 under which the lenders under the 2015 Credit Agreement agreed to refrain from exercising certain rights under the 2015 Credit Agreement, including the declaration of a default and to forbear from acceleration of any repayment rights with respect to existing covenants.

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

Company Valuation

To estimate certain expenses and record certain transactions, it was necessary for the Company to estimate the fair value of its membership units. Given the absence of a public trading market prior to the IPO, and in accordance with the American Institute of Certified Public Accountants’ Practice Guide, “Valuation of Privately‑Held‑Company Equity Securities Issued as Compensation”, the Company exercised reasonable judgment and considered numerous objective and subjective factors to determine its best estimate of the fair value of its membership units (Note 3).

Revenue Recognition

The Company adopted FASB ASC 606, Revenue from Contracts with Customers (“ASC 606”), on January 1, 2018 using the modified retrospective method for all contracts not completed as of the date of adoption – i.e., by recognizing the cumulative effect of initially applying ASC 606 as an adjustment to the opening balance of stockholders’ equity at January 1, 2018. For contracts that were modified before the effective date, the Company reflected the aggregate effect of all modifications when identifying performance obligations and allocating transaction price in accordance with practical expedient ASC 606-10-65-1-(f)-4. The reported results for 2018 reflect the application of ASC 606 guidance while the reported results for 2017 and 2016 were prepared under the guidance of ASC 605, Revenue Recognition (“ASC 605”), which is also referred to herein as the "previous guidance". The adoption of ASC 606 represents a change in accounting principle that will more closely align revenue recognition with the delivery of the Company's services and will provide financial statement readers with enhanced disclosures. Therefore, the comparative information prior to January 1, 2018 has not been adjusted and continues to be reported under ASC 605. The details of significant changes and quantitative impact of the changes are set out below.

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

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers for the year ended December 31, 2018 (in thousands):

Year Ended
December 31, 2018
Product sales	$691
Other revenue	705
Total revenue	$1,396

Product Sales

The Company markets and distributes products in a variety of therapeutic areas, including ribavirin products used as part of a combination treatment for chronic HCV infection (Ribasphere RibaPak and Ribasphere) and tetrabenazine for the treatment of chorea associated with Huntington’s disease. These contracts typically include a single promise to deliver a fixed amount of product to the customer with payment due within 30 days of shipment. Revenues are recognized when control of the promised goods is transferred to the customer, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods.

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

Contract Balances

The timing of revenue recognition may differ from the timing of invoicing to customers. Accounts receivable are recorded at the invoiced amount, net of an allowance for doubtful accounts. A receivable is recognized in the period we deliver goods or provide services or when our right to consideration is unconditional. The Company has not recognized any assets for costs to obtain or fulfill a contract with a customer as of December 31, 2018.

Financial Statement Impact of Adopting ASC 606

The Company adopted ASC 606 using the modified retrospective method. The cumulative effect of applying the new guidance to all contracts with customers that were not completed as of January 1, 2018 was recorded as an adjustment to accumulated deficit as of the adoption date as shown in the following table (in thousands):

	As Reported	Adjustments	Adjusted
	December 31,	AbbVie	January 1,
	2017	Agreement	2018
Cash, cash equivalents, and restricted cash	$69,633	$—	$69,633
Accounts receivable, net	1,186	—	1,186
Inventories, net	201	—	201
Prepaid expenses and other current assets	1,109	—	1,109
Fixed assets, net	4,292	—	4,292
Goodwill	3,580	—	3,580
Investments at cost	3,542	—	3,542
Other noncurrent assets	9	—	9
Total assets	$83,552	$—	$83,552
Accounts payable and accrued expenses	$16,585	$—	$16,585
Fair market value of financial instruments - current	1,952	—	1,952
Secured term debt - current	33,707	—	33,707
Deferred revenue, current	4,400	(4,400)	—
Deferred revenue, long term	19,617	(19,617)	—
Other long term liabilities	5,533	—	5,533
Total liabilities	81,794	(24,017)	57,777
Common stock, preferred stock, and additional paid-in capital	239,155	—	239,155
Accumulated deficit	(237,397)	24,017	(213,380)
Total stockholders’ equity	1,758	24,017	25,775
Total liabilities and stockholders’ equity	$83,552	$—	$83,552

The year-end condensed balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by GAAP.

Commercial Partnership Agreement with AbbVie Inc. (“AbbVie”)

On June 17, 2013, the Company entered into a series of agreements with AbbVie related to certain of the Company’s ribavirin products. Pursuant to an asset purchase agreement, as amended, the Company sold marketing authorizations and related assets for ribavirin in certain countries outside the United States. The Company received upfront payments totaling $64.0 million, and could have received additional contingent payments totaling $51.0 million based on the achievement of certain milestones. The Company did not earn any such milestones during the years ended December 31, 2018, 2017 and 2016.

Of the $64.0 million upfront payments, $44.0 million was considered allocable to the domestic licensing arrangement and was recorded as deferred revenue to be recognized over the 10 year term of the agreement. The Company recognized $4.4 million of the upfront consideration as license revenue during each of the years ended December 31, 2017, and 2016. At December 31, 2017, $24.0 million was recorded as deferred revenue, of which $4.4 million was short‑term. The Company is required to supply ribavirin products, maintain the marketing authorization for certain ribavirin products and maintain the intellectual property for Ribasphere and RibaPak through the term of the agreements ending December 31, 2020.

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

Income Taxes

The adoption of ASC 606 primarily resulted in an acceleration of revenue as of January 1, 2018, which in turn generated additional deferred tax liabilities that ultimately reduced the Company's net deferred tax asset position. As the Company fully reserves its net deferred tax assets in the jurisdictions impacted by the adoption of ASC 606, this impact was offset by a corresponding reduction to the valuation allowance (Note 19).

Impact of New Revenue Guidance on Financial Statement Line Items

The following table compares the reported condensed consolidated balance sheet as of December 31, 2018 to the pro-forma amounts had the previous guidance been in effect (in thousands):

	As Reported		Balances without adoption of ASC 606
	December 31, 2018	Adjustments	December 31, 2018	December 31, 2017
Cash, cash equivalents, and restricted cash	$96,856	$—	$96,856	$69,633
Accounts receivable, net	1,690	—	1,690	1,186
Inventories, net	925	—	925	201
Investment, equity securities	34,075	—	34,075	—
Prepaid expenses and other current assets	1,581	—	1,581	1,109
Fixed assets, net	3,654	—	3,654	4,292
Goodwill	3,580	—	3,580	3,580
Investment, at cost	2,300	—	2,300	3,542
Other noncurrent assets	—	—	—	9
Total assets	$144,661	$—	$144,661	$83,552
Accounts payable and accrued expenses	$23,494	$—	$23,494	$16,585
Fair market value of financial instruments - current	524	—	524	1,952
Secured term debt - current	—	—	—	33,707
Deferred revenue, current	—	4,400	4,400	4,400
Deferred revenue, long term	—	15,217	15,217	19,617
Other long term liabilities	4,752	—	4,752	5,533
Secured term debt – net of current portion and discount	27,480	—	27,480	—
Total liabilities	56,250	19,617	75,867	81,794
Common stock, preferred stock, and additional paid-in capital	358,054	—	358,054	239,155
Accumulated deficit	(269,643)	(19,617)	(289,260)	(237,397)
Total stockholders’ equity (deficit)	88,411	(19,617)	68,794	1,758
Total liabilities and stockholders’ equity	$144,661	$—	$144,661	$83,552

The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

Total reported liabilities were $19.6 million less than the pro-forma balance sheet, which assumes the Company had continued to recognize revenues under ASC 605 as of December 31, 2018. This is due to the recognition of the deferred revenue related to the AbbVie agreement upon adoption of ASC 606.

The following summarizes the significant changes on the Company’s condensed consolidated statement of operations for the year ended December 31, 2018 as a result of the adoption of ASC 606 on January 1, 2018, which assumes the Company had continued to recognize revenues under ASC 605 (in thousands, except share and per share amounts):

	As Reported Year Ended		Balances without adoption of ASC 606	Year Ended	Year Ended
	December 31, 2018	Adjustments	December 31, 2018	December 31, 2017	December 31, 2016
Net sales	$691	$—	$691	$5,257	$18,514
License and other revenue	705	4,400	5,105	7,007	7,541
Total revenue	1,396	4,400	5,796	12,264	26,055
Cost of sales and write-down of inventory	682	—	682	2,986	3,870
Research and development	48,966	—	48,966	40,777	35,840
Selling, general and administrative	37,644	—	37,644	37,057	105,880

Gain on settlement on payable	—	—	—	—	(4,131)
Total other expense (income)	(31,120)	—	(31,120)	11,339	93,009
Income tax expense (benefit)	(524)	—	(524)	(121)	342
Net income (loss) attributable to common stockholders	$(54,252)	$4,400	$(49,852)	$(79,774)	$(208,755)
Deemed dividend on convertible preferred stock	2,011	—	2,011	1,918	21,733
Net income (loss) attributable to common stockholders	$(56,263)	$4,400	$(51,863)	$(81,692)	$(230,488)

Basic and diluted net income (loss) per share of common stock	$(0.58)	$0.05	$(0.53)	$(1.42)	$(9.74)
Weighted average basic and diluted shares of common stock outstanding	97,609,000	97,609,000	97,609,000	57,405,331	23,674,512

The year-end condensed statement of operations data was derived from audited financial statements, but does not include all disclosures required by GAAP.

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

Transaction Price Allocated to Future Performance Obligations

ASC 606 requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of December 31, 2018. The guidance provides certain practical expedients that limit this requirement. The Company has various contracts that meet the following practical expedients provided by ASC 606:

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

The Company does not have any performance obligations that have not yet been satisfied as of December 31, 2018 and therefore there is no transaction price allocated to future performance obligations under ASC 606.

Foreign Revenue

Foreign product sales represented approximately 1.4%,  26.9% and 8.6% of total product sales for the years ended December 31, 2018, 2017 and 2016, respectively, the majority of which were to the Netherlands and Ireland.

Sales Returns Reserve

Revenue is recognized net of sales returns, which are estimated using the Company’s historical experience. The sales returns reserve was less than $0.1 million and $0.6 million at December 31, 2018 and 2017, respectively. Sales returns expense was $0.3 million, $0.6 million and $0.9 million for the years ended December 31, 2018, 2017 and 2016, respectively. Actual results could differ from original estimates resulting in future adjustments to revenue.

Reserve for Wholesaler Chargebacks and Rebates

The Company maintains a reserve for wholesaler chargebacks and rebates to properly reflect the realizable value of accounts receivable. A chargeback represents a contractual allowance provided by the Company to its wholesalers for any variances between wholesale and lower retail prices of the Company’s pharmaceutical products. The Company estimates the reserve for wholesaler chargebacks based on wholesaler inventory levels, contract prices and historical experience. Rebate reserves represent contractual allowances based on specific customer contracts. The rebate allowance is estimated as a percentage of specific customer sales. There was no reserve for wholesales chargebacks and rebates at December 31, 2018, while the reserve for wholesaler chargebacks and rebates was $0.2 million at December 31, 2017. Wholesaler chargebacks and rebates expense was less than $0.1 million, $0.3 million and $0.5 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Rebates Payable

The Company issues rebates related to various government programs and buying groups. In these instances, the rebates are paid in cash to the party managing the discount buying program. The estimated rebates earned but unpaid was $0.2 million and $0.3 million at December 31, 2018 and 2017, respectively. Such amounts have been included in accounts payable on the Company’s consolidated balance sheets. Rebates expense was less than $0.1 million, $0.7 million and $0.8 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Shipping and Handling Costs

Shipping and handling costs for raw materials and finished goods prior to their sale are classified in cost of sales. Freight charges for shipments to customers are not billed to customers and are included in selling, general and administrative expenses when incurred and were $0.1 million, $0.1 million and $0.2 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Foreign Currencies

The consolidated financial statements are presented in U.S. dollars, the reporting currency of the Company. Gains or losses on transactions denominated in a currency other than the Company’s functional currency, which arise as a result of changes in foreign currency exchange rates, are recorded in other income on the consolidated statements of operations. The transaction gains (loss) were less than $0.1 million for each of the years ended December 31, 2018, 2017 and 2016.

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

ASU 2016-09 also requires the recognition of the income tax effects of awards in the consolidated statement of operations when the awards vest or are settled, thus eliminating addition paid-in capital pools.  The Company elected to adopt the amendments related to the presentation of excess tax benefits on the consolidated statement of cash flows using a prospective transition method.

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

The Company has entered into agreements with third parties to acquire technologies and pharmaceutical product candidates for development (Note 11). Such agreements generally require an initial payment by the Company when the contract is executed, and additional payments upon the achievement of certain milestones. Additionally, the Company may be obligated to make future royalty payments in the event the Company commercializes the pharmaceutical product candidate and achieves a certain sales volume. In accordance with FASB ASC Topic 730‑10‑55, “Research and Development”, expenditures for research and development, including upfront licensing fees and milestone payments associated with products that have not yet been approved by the FDA, are charged to research and development expense as incurred. Future contract milestone payments will be recognized as expense when achievement of the milestone is determined to be probable. Once a product candidate receives regulatory approval, subsequent license payments are recorded as an intangible asset.

Research and development expense was $49.0 million, $40.8 million and $35.8 million during the years ended December 31, 2018, 2017 and 2016, respectively.

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

The Company follows FASB ASC Topic 740‑10, “Accounting for Uncertainty in Income Taxes”, which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. At December 31, 2018 and 2017, the Company had no material uncertain tax positions to be accounted for in the financial statements. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in interest expense.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents. Cash and cash equivalents are held at financial institutions in the United States. The Company is exposed to credit risk in the event of default by the financial institution to the extent that cash and cash equivalent balances recorded in the balance sheets are in excess of the amounts that are insured by the Federal Deposit Insurance Corporation. The Company has not experienced any losses on its deposits since inception, and management believes that minimal credit risk exists with respect to these financial institutions.

Restricted Cash

The Company has a lease agreement for the premises it occupies in New York. A secured letter of credit in lieu of a lease deposit totaling $2.0 million is secured by restricted cash in the same amount at December 31, 2018 and 2017. The secured letter of credit will remain in place for the life of the related lease, expiring in October 2024 (Note 15). The Company also has a lease agreement for the premises it occupies in Massachusetts. A secured letter of credit in lieu of a lease deposit totaling approximately $0.1 million is secured by restricted cash in the same amount at December 31, 2018 and 2017. The secured letter of credit will remain in place for the life of the related lease, expiring in April 2023 (Note 15).

Allowance for Doubtful Accounts

The Company reviews the collectability of accounts receivable based on an assessment of historical experience, current economic conditions, and other collection indicators. The Company had no allowance for doubtful accounts at December 31, 2018, while the Company recorded an allowance for doubtful accounts of $0.7 million at December 31, 2017. Adjustments to the allowance for doubtful accounts are recorded to selling, general and administrative expenses, and amounted to less than $0.1 million for each the years ended December 31, 2018, 2017 and 2016. When accounts are determined to be uncollectible they are written off against the reserve balance and the reserve is reassessed. When payments are received on reserved accounts they are applied to the customer’s account and the reserve is reassessed.

Inventories

Inventories are stated at the lower of cost or market (on a first‑in, first‑out basis) using standard costs. Standard costs include an allocation of overhead rates, which include those costs attributable to managing the supply chain and are evaluated regularly. Variances are expensed as incurred.

Investment in Equity Securities

Equity securities consist of investments in common stock of companies traded on public markets (Note 10). These shares are carried on the Company’s balance sheet at fair value based on the closing price of the shares owned on the last trading day before the balance sheet of this report. Fluctuations in the underlying bid price of the shares result in unrealized gains or losses. In accordance with FASB ASC 321, Investments – Equity Securities (“ASC 321”), the Company recognizes these fluctuations in value as other expense (income). For investments sold, the Company recognizes the gains and losses attributable to these investments as realized gains or losses in other expense (income).

The Company’s total investment balance in equity securities totaled $34.1 million at December 31, 2018. The Company did not maintain any investments in equity securities at December 31, 2017.

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

The Company follows FASB ASC Topic 325, “Investments—Other” (“ASC 325”), in accounting for its investment in the stock of another company accounted for as cost method investments. In the event further contributions or additional shares are purchased, the Company will increase the basis in the investment. In the event distributions are made or indications exist that the fair value of the investment has decreased below the carrying amount, the Company will decrease the value of the investment as considered appropriate. The Company’s total cost method investment balance totaled $2.3 million and $3.5 million at December 31, 2018 and 2017, respectively.

For all non‑consolidated investments, the Company will continually assess the applicability of FASB ASC Topic 810, “Consolidation” (“ASC 810”), to determine if the investments qualify for consolidation. At December 31, 2018 and 2017, no such investments qualified for consolidation (Note 10).

Fixed Assets

Fixed assets are carried at cost less accumulated depreciation and amortization. Depreciated and amortization of fixed assets is calculated using the straight-line method over their estimated useful lives. Leasehold improvements are amortized over the shorter of their estimated useful lives or the lease term, using the straight‑line method. Construction‑in‑progress and software under development are stated at cost and not depreciated. These items are transferred to fixed assets when the assets are placed into service.

When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the balance sheet and any resulting gain or loss is reflected in operations in the period realized. Expenditures for repairs and maintenance, which do not improve or extend the life of the assets, are expensed as incurred.

Goodwill and Intangible Assets

The Company’s goodwill relates to the 2010 acquisition of Kadmon Pharmaceuticals, a Pennsylvania limited liability company that was formed in April 2000. Goodwill is not amortized, but rather is assessed for impairment annually or upon the occurrence of an event that indicates impairment may have occurred, in accordance with FASB ASC Topic 350 “Intangibles—Goodwill and Other”. No impairment to goodwill was recorded during the years ended December 31, 2018, 2017 and 2016.

Intangible assets with finite useful lives are amortized over the shorter of their estimated useful lives, the estimated period that the assets will generate revenue, or the statutory or contractual term in the case of patents.

Impairment of Long‑Lived Assets

Long‑lived assets, including fixed assets and definite-lived intangible assets, are evaluated for impairment periodically, or when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. When any such impairment exists, a charge is recorded in the statement of operations to adjust the carrying value of the related assets.

The Company performed a trigger analysis over all other long‑lived assets at the lowest identifiable level of cash flows and determined that no impairment triggers existed during the years ended December 31, 2018, 2017 and 2016.

Accounting for Leases

The Company recognizes rent expense for operating leases as of the earlier of the possession date or the lease commencement date. Rental expense, inclusive of rent escalations, rent holidays, concessions and tenant allowances are recognized over the lease term on a straight‑line basis. See Note 15 for a further discussion of operating leases.

The Company has entered into capital lease agreements for information technology and laboratory equipment. Amortization expense for capital lease agreements is included in depreciation and amortization of fixed assets. As a result of these leases, the Company capitalized less than $0.1 million, $0.2 million and $0.2 million as office equipment and furniture during the years ended December 31, 2018, 2017 and 2016, respectively. The unamortized portion of capital leases totaled $0.1 million and $0.3 million at December 31, 2018 and 2017, respectively.

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

The fair value of cash and cash equivalents, accounts receivable and accounts payable approximate their carrying amounts due to their short term nature (Note 6).

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

ASC 815 provides an exception—if an embedded derivative or freestanding instrument is both indexed to the company’s own stock and classified in stockholders’ equity, it can be accounted for in stockholders’ equity. If at least one of the criteria is not met, the embedded derivative or warrant is classified as an asset or liability and recorded to fair value each reporting period through the income statement.

The Company assesses classification of our warrants and embedded features at each reporting date to determine whether a change in classification is required. The Company’s accounting for its embedded warrants are explained further in Note 6.

Recent Accounting Pronouncements

In November 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-18, “Collaborative Arrangements (Topic 808): Clarifying the Interaction Between Topic 808 and Topic 606”, which requires transactions in collaborative arrangements to be accounted for under ASC 606 if the counterparty is a customer for a good or service (or bundle of goods and services) that is a distinct unit of account. The amendments also preclude entities from presenting consideration from transactions with a collaborator that is not a customer together with revenue recognized from contracts with customers. The ASU is effective for annual or interim periods beginning after December 15, 2019. Early adoption is permitted for entities that have adopted ASC 606. The Company is evaluating the impact of adopting this standard.

In August 2018, the FASB issued ASU No. 2018-15, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force)”,  which requires customers in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in Accounting Standards Codification 350-40 to determine which implementation costs to capitalize as assets. This ASU is effective for annual or any interim periods beginning after December 15, 2019. The Company does not expect the standard to have a significant impact on its consolidated financial statements, as the Company’s cloud computing contracts are not material.

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

In May 2017, the FASB issued ASU No. 2017-09, “Compensation – Stock Compensation”,  which clarifies the guidance about which changes to the terms and conditions of a share-based payments award require an entity to apply modification accounting in Topic 718. This ASU is effective for annual or any interim periods beginning after December 15, 2017. The Company adopted this standard on January 1, 2018, which did not impact the consolidated financial statements as the Company has not modified the terms and conditions of any share-based payments during the year ended December 31, 2018.

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

In February 2016, the FASB issued ASU No. 2016 02, “Leases” (ASC 842). ASC 842 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheet and disclose key information about leasing arrangements. Current GAAP does not require lessees to recognize assets and liabilities related to operating leases on the balance sheet. In July 2018, the FASB issued ASU No. 2018-10, “Codification Improvements to Topic 842, Leases” and ASU 2018-11, “Leases (Topic 842): Targeted Improvements”. These ASU’s make improvements and provide clarity to several aspects of the guidance in ASC 842. The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The new standard is effective for the Company on January 1, 2019, with early adoption permitted. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. The Company has adopted the standard effective January 1, 2019 and has chosen to use the effective date as our date of initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods prior to January 1, 2019. The new standard provides a number of optional practical expedients in transition. The Company has elected to apply the ‘package of practical expedients’ which allow us to not reassess i) whether existing or expired arrangements contain a lease, ii) the lease classification of existing or expired leases, or iii) whether previous initial direct costs would qualify for capitalization under the new lease standard. The Company has also elected to apply i) the practical expedient which allows us to not separate lease and non-lease components, and (2) the short-term lease exemption for all leases with an original term of less than 12 months, for purposes of applying the recognition and measurements requirements in the new standard. In preparation for adoption of the standard, the Company has implemented internal controls to enable the preparation of financial information including the assessment of the impact of the standard. The adoption of the new standard is expected to result in the recognition of additional lease liabilities of approximately $27.0 million, and right-of-use assets of approximately $23.0 million as of January 1, 2019 related to the Company’s operating leases. The Company does not expect that the new standard will have a material impact to the Company’s consolidated statement of operations, consolidated statement of cash flows, or to its covenants under the 2015 Credit Agreement.

3. Stockholders’ Equity

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

Class A Units

Class A units represented the Company’s common stock equivalents. At December 31, 2016, Kadmon I, LLC (“Kadmon I”) held approximately 12.1% of the total outstanding common stock of the Company. Kadmon I was a Delaware limited liability company that was formed in August 2009 and was an affiliate of the Company (Note 18). Kadmon I’s funds were raised through a private offering of 80% of Kadmon I’s total membership interests, the other 20% being owned by certain other members, including members of the Company’s board of directors and an executive officer at the time of such offering.

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

During the year ended December 31, 2016, the Company issued 25,000 Class A units to settle third party obligations, for which the Company expensed $0.1 million related to these settlements during the year ended Dcember 31, 2016 and issued 7,200 Class A units as the result of stock option exercises. The Company also recorded an expense of $3.0 million during the year ended December 31, 2016 related to the 1,500,000 Class A units issued in an advisory agreement entered into in April 2015.

The Class A units converted into common stock at the Conversion Event resulting in no Class A units outstanding at December 31, 2018.

Class B Unit

The Class B unit did not participate in distributions from the Company, did not have any preferences in relation to the Class A units, was non‑voting, and was non‑redeemable. The only right afforded to the Class B unit was the right to convert into Class A units pursuant to the Company’s Operating Agreement (see “Conversion Event”). The Class B unit converted into common stock at the Conversion Event resulting in no Class B units outstanding at December 31, 2018.

Class C Unit

The Class C unit did not participate in distributions from the Company, does not have any preferences in relation to the Class A units, is non‑voting, and is non‑redeemable. The only right afforded to the Class C unit was the right to convert into Class A units pursuant to the Operating Agreement (see “Conversion Event”). The Class C unit converted into common stock at the Conversion Event resulting in no Class C units outstanding at December 31, 2018.

Class D Units

The Class D units did not participate in distributions from the Company, did not have any preferences in relation to the Class A units, were non‑voting, and were non‑redeemable. The only right afforded to the Class D unit was the right to convert into Class A units pursuant to the Company’s Operating Agreement (see “Conversion Event”). The Class D units converted into common stock at the Conversion Event resulting in no Class D units outstanding at December 31, 2018.

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

During the year ended December 31, 2016, the Company raised $5.5 million in gross proceeds, with no transaction costs, through the issuance of 478,266 Class E redeemable convertible units. Dr. Harlan W. Waksal, the Company’s President and Chief Executive Officer, certain entities affiliated with GoldenTree Asset Management LP, Bart M. Schwartz, Esq., the Company’s former Chairman of the board of directors who resigned effective December 31, 2018, and D. Dixon Boardman, a member of the Company’s board of directors subscribed for 86,957,  43,479,  21,740 and 21,740 Class E redeemable convertible units, respectively.

The Company calculated a deemed dividend on the Class E redeemable convertible units of $13.4 million in August 2016, which equals a 15% discount to the IPO price of the Company’s common stock of $12.00 per share upon conversion to common stock at the Conversion Event, a beneficial conversion feature. The Class E redeemable convertible units converted into common stock at the Conversion Event resulting in no Class E redeemable convertible units outstanding at December 31, 2018.

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

The 5% convertible preferred stock converts into shares of the Company’s common stock at a 20% discount to the price per share of common stock in the IPO. The Company calculated a deemed dividend on the 5% convertible preferred stock of $7.5 million in August 2016, which equals the 20% discount to the IPO price of the Company’s common stock of $12.00 per share, a beneficial conversion feature. The 5% convertible preferred stock, inclusive of accrued and unpaid dividends, is convertible into 3,519,303 and 3,351,717 shares of common stock at December 31, 2018 and 2017, respectively. The Company accrued dividends on the 5% convertible preferred stock of $1.6 million, $1.5 million and $0.6 million for the years ended December 31, 2018, 2017 and 2016, respectively. The Company also calculated a deemed dividend of $0.4 million on the $1.6 million of accrued dividends for the year ended December 31, 2018, $0.4 million on the $1.5 million of accrued dividends for the year ended December 31, 2017,  and $0.2 million on the $0.6 million of accrued dividends for the year ended December 31, 2016,  which equals the 20% discount to the IPO price of the Company’s common stock of $12.00 per share, a beneficial conversion feature. Approximately $1.6 million and $1.4 million of accrued dividends that were payable on June 30, 2018 and June 30, 2017, respectively,  were added to the stated liquidation preference amount of the 5% convertible preferred stock. The stated liquidation preference amount on the 5% convertible preferred stock totaled $33.0 million and $31.4 million at December 31, 2018 and December 31, 2017, respectively.

Common Stock

Prior to the IPO, there were no shares outstanding of the Company’s common stock, par value $0.001 per share, and no stockholders of record. The Company’s certificate of incorporation authorizes the issuance of up to 200,000,000 shares of the Company’s common stock. On August 1, 2016, the Company completed its IPO whereby it sold 6,250,000 shares of common stock at $12.00 per share. The aggregate net proceeds received by the Company from the offering were $66.0 million, net of underwriting discounts and commissions of $5.3 million and offering expenses of $3.7 million. At December 31, 2018,  113,130,817 shares of common stock were outstanding.

For the year ended December 31, 2018, the Company raised $113.2 million, $105.8 million net of $7.4 million of underwriting discounts and other offering costs and expenses, from the issuance of 34,303,030 shares of common stock at a price of $3.30 per share (“2018 Public Offering”).

For the year ended December 31, 2017,  the Company raised $80.4 million in gross proceeds, $75.1 million net of $5.3 million in underwriting fees, commissions and other offering costs and expenses, from the issuance of 26,775,000 shares of common stock and warrants to purchase 10,710,000 shares of common stock at an initial exercise price of $3.35 per share for a term of 5 years from the date of issuance at a combined price of $3.001 per share and accompanying warrant. The Company allocated $57.6 million to the common stock which was recorded as common stock and additional paid in capital and allocated $22.8 million to the warrants which was recorded to additional paid in capital.

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

	Years Ended
	December 31,
	2018	2017	2016
Numerator – basic and diluted:
Net loss attributable to common stockholders	$(56,263)	$(81,692)	$(230,488)
Denominator – basic and diluted:
Weighted average common stock outstanding used to compute basic and diluted net loss per share	97,609,000	57,405,331	23,674,512
Net loss per share, basic and diluted	$(0.58)	$(1.42)	$(9.74)

The amounts in the table below were excluded from the calculation of diluted net loss per share, due to their anti-dilutive effect:

	Years Ended
	December 31,
	2018	2017	2016
Options to purchase common stock	11,054,539	8,496,872	6,437,515
Warrants to purchase common stock	11,999,852	14,722,790	1,328,452
Convertible preferred stock	3,519,303	3,351,717	3,191,843
Total shares of common stock equivalents	26,573,694	26,571,379	10,957,810

5. Debt

The Company is a party to one credit agreement in the following amount (in thousands):

	December 31,
	2018	2017

Secured term debt due July 1, 2020	$28,046	$34,620

Total debt before fees and debt discount/premium	28,046	34,620
Less: Deferred financing costs	—	(228)
Debt discount	(566)	(1,030)
Add: Debt premium	—	345
Total debt payable	$27,480	$33,707

Debt payable, current portion	$—	$33,707
Debt payable, long-term	$27,480	$—

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

In conjunction with the 2015 Credit Agreement, warrants to purchase $6.3 million of Class A units were issued to two lenders, of which $5.4 million was recorded as a debt discount and $0.9 million was recorded as loss on extinguishment of debt (Note 6). The debt discount was being amortized over the life of the outstanding term loan using the effective interest method.

Deferred financing costs of $1.3 million were recognized in recording the 2015 Credit Agreement and were amortized to interest expense over the three year term of the agreement. There were no unamortized deferred financing costs at December 31, 2018, and approximately $0.2 million of unamortized deferred financing costs at December 31, 2017. Approximately $0.2 million, $0.5 million and $0.4 million were charged to interest expense during the years ended December 31, 2018, 2017 and 2016, respectively.

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

The Third Amendment also amended certain terms of the warrants to purchase an aggregate of 617,651 shares of the Company’s common stock issued in connection with the 2015 Credit Agreement (the “2015 Warrants”).  Pursuant to the Third Amendment, the 2015 Warrants may now only be exercised for cash and the exercise price was reduced from $10.20 per share to $4.50 per share. The redemption feature in the 2015 Warrants was also amended such that the warrant holder may only demand a redemption of the 2015 Warrants upon the occurrence of, and during the continuance of, an event of default.  Prior to this amendment, the warrant could be redeemed by the warrant holder at any time after the 51st month.

As a result of the Third Amendment, $0.9 million was recorded as a debt premium at March 31, 2017, inclusive of the fair value of the warrant modification utilizing a Black-Scholes calculation, and was amortized to interest expense over the remaining term of the agreement as the amendment was deemed to be a modification in accordance with ASC 470 (Note 6). Approximately $0.3 million and $0.6 million was recorded as interest expense for the years ended December 31, 2018 and 2017, respectively.

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

As a result of the Fifth Amendment, $0.7 million was recorded as a debt discount in August 2018, inclusive of the fair value of the warrant modification utilizing a Black-Scholes calculation, and will be amortized to interest expense over the remaining term of the agreement as the amendment was deemed to be a modification in accordance with ASC 470 (Note 6). Approximately $0.1 million was recorded to interest expense during the year ended December 31, 2018.

The Company entered into a sixth waiver agreement to the 2015 Credit Agreement in March 2019 under which the lenders under the 2015 Credit Agreement agreed to refrain from exercising certain rights under the 2015 Credit Agreement, including the declaration of a default and to forbear from acceleration of any repayment rights with respect to existing covenants. The report and opinion of our independent registered public accounting firm, BDO USA, LLP, for the year ended December 31, 2018 contains an explanatory paragraph regarding our ability to continue as a going concern, which is an event of default under the 2015 Credit Agreement.

The minimum payments required on the outstanding balances of the 2015 Credit Agreement at December 31, 2018 are (in thousands):

2015 Credit Agreement
2019	$—
2020	28,046
$28,046

The following table provides components of interest expense and other related financing costs (in thousands):

	Years Ended
	December 31,
	2018	2017	2016
Interest expense and other financing costs	$3,565	$3,720	$3,782
Interest expense - beneficial conversion feature	—	—	45,915
Interest paid-in kind	—	—	14,695
Write-off of deferred financing costs and debt discount	—	—	3,820
Amortization of deferred financing costs, debt discount and debt premium	1,054	2,242	4,422
Interest expense	$4,619	$5,962	$72,634

6. Financial Instruments

Equity issued pursuant to Credit Agreements

In connection with the 2015 Credit Agreement, the Company issued the 2015 Warrants as fees to the lenders to purchase an aggregate of $6.3 million of the Company’s Class A units. The strike price of the warrants was 85% of the price per unit in an IPO or, if before an IPO, 85% of the deemed per unit equity value as defined in the 2015 Credit Agreement. The warrants were exercisable as of the earlier of an IPO or July 1, 2016. Upon entry into the agreement in August 2015, the warrants issued to an existing lender was recorded to loss on extinguishment of debt of $0.9 million and the warrants issued to the new lender was recorded as a debt discount of $5.4 million and was amortized over the remaining term of the agreement (Note 5) in accordance with ASC 470. Upon consummation of the Company’s IPO on August 1, 2016 with a price per share of common stock in the IPO of $12.00, the warrants to purchase Class A units issued to lenders under the 2015 Credit Agreement were exchanged for 617,651 warrants with a strike price of $10.20 per share to purchase the same number of shares of the Company’s common stock.

As a result of the Third Amendment, the exercise price of the 2015 Warrants was reduced from $10.20 per share to $4.50 per share. As a result of the The Fifth Amendment, the exercise price of a portion of the 2015 Warrants to purchase an aggregate of 529,413 shares of the Company’s common stock was reduced from $4.50 per warrant share to  $3.30 per warrant share. The exercise price of the remaining 2015 Warrants to purchase an aggregate of 88,238 shares of the Company’s common stock remain the same. Since these warrants are exercisable and are redeemable at the option of the holder upon the occurrence of, and during the continuance of, an event of default, the fair value of the warrants is recorded as a short-term liability of $0.5 million and $1.2 million at December 31, 2018 and December 31, 2017, respectively.

The Company used the Black-Scholes pricing model to value the 2015 warrant liability at December 31, 2018 and 2017 with the following assumptions:

	December 31,	December 31,
	2018	2017
Stock Price	$2.08	$3.62
Strike price	$3.30 - $4.50	$4.50
Expected Volatility	72.44%	74.90%
Risk-free interest rate	2.47%	2.20%
Expected term	3.7 years	4.7 years
Expected dividend yield	0%	0%

The decline in fair value of the 2015 Warrants was $(0.8) million, $(1.1) million and $(4.3) million for the years ended December 31, 2018, 2017 and 2016, respectively. None of these instruments have been exercised at December 31, 2018 or December 31, 2017.

In connection with the incurrence of the Senior Convertible Term Loan in 2015, the Company issued three tranches of warrants as fees to the lenders that were redeemable for Class A units. The change in fair value of the warrants was ($0.2) million for the year ended December 31, 2016. Upon consummation of the Company’s IPO on August 1, 2016 with a price per share of common stock in the IPO of $12.00, the warrants to purchase Class A units issued to lenders in the Senior Convertible Term Loan were exchanged for 351,992 warrants with a strike price of $10.20 per share to purchase the same number of shares of the Company’s common stock. Since the strike price was determined at IPO, the aggregate fair value of these warrants totaling $1.7 million was reclassified from liability to equity upon consummation of the Company’s IPO in August 2016.

Other Warrants

On April 16, 2013, the Company issued warrants with an estimated fair value of $1.4 million for the purchase of  30,000 Class A units at a strike price of $21.24 as consideration for fundraising efforts performed. Upon consummation of the Company’s IPO on August 1, 2016 and Corporate Conversion, these warrants to purchase Class A units were exchanged for 46,163 warrants to purchase the same number of shares of the Company’s common stock at a strike price of $138.06. None of these warrants have been exercised at December 31, 2018.

In connection with the sale of common stock in March 2017, warrants to purchase 2,707,138 shares of common stock were issued at an exercise price of $4.50 per share.  During April 2018, warrants to purchase 119,047 shares of common stock were exercised for which the Company received proceeds of $0.5 million. The remaining 2,588,091 warrants expired in April 2018. These warrants included a cash settlement option requiring the Company to record a liability for the fair value of the warrants at the time of issuance and at each reporting period with any change in the fair value reported as other income or expense. At the time of issuance, approximately $1.6 million was recorded as warrant liability. The decline in the fair value of these warrants was $(0.7) million and $(0.9) million for the years ended December 31, 2018 and 2017, respectively.

In connection with the 2017 Public Offering, the Company issued warrants to purchase 10,710,000 shares of common stock at an initial exercise price of $3.35 per share for a term of 5 years from the date of issuance. As of December 31, 2018, warrants to purchase 10,671,400 shares of common stock were outstanding. The Company assessed the warrants under FASB ASC 480 and determined that the warrants were outside the scope of ASC 480. The Company next assessed the warrants under FASB ASC 815. Under the related guidance, a reporting entity shall not consider a contract to be a derivative instrument if the contract is both (1) indexed to the entity’s own stock and (2) classified in stockholders’ equity. The Company determined that the warrants were indexed to the Company’s stock, as the agreements do not contain any exercise contingencies and the warrants’ settlement amount equals the difference between the fair value of the Company’s common stock price and the warrant strike price. The Company also assessed the classification in stockholders’ equity and determined the warrants met all of the criteria for classification as equity under ASC 815. Based on this analysis, the Company determined that the warrant should be classified as equity and recorded $22.8 million to additional paid in capital, which represents the allocation of the 2017 Public Offering proceeds to the fair value of the warrants at issuance date.

Fair Value of Long‑term Debt

The Company maintained a long-term secured debt balance of $27.5 million at December 31, 2018 and had no long‑term secured term debt at December 31, 2017. Since the secured debt becomes due on July 1, 2020, it has been recorded as long-term secured debt at December 31, 2018.The underlying agreements for these balances were negotiated with parties that included fully independent third parties, at an interest rate which is considered to be in line with over-arching market conditions. Based on these factors management considers the carrying value of the debt to approximate fair value at December 31, 2018.

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

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The table below represents the values of the Company’s financial instruments at December 31, 2018 and December 31, 2017 (in thousands):

	Fair Value Measurement Using Significant Other Observable Inputs (Level 2)
	December 31,	December 31,
Description	2018	2017
Warrants	$524	$1,952
Total	$524	$1,952

The table below represents a rollforward of the Level 2 financial instruments from January 1, 2017 to December 31, 2018 (in thousands).

Significant Other Observable Inputs
(Level 2)
Balance as of January 1, 2017	$3,305
Fair value of warrants modified in the Third Amendment	(908)
Issuance of warrants in private placement	1,651
Change in fair value of financial instruments	(2,096)
Balance as of December 31, 2017	$1,952
Change in fair value of financial instruments	(1,525)
Fair value of warrants modified in the Fifth Amendment	111
Exercise of warrants recorded as liability	(14)
Balance as of December 31, 2018	$524

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

Warrants Outstanding

The following table summarizes information about warrants outstanding at December 31, 2018 and 2017:

	Warrants	Weighted Average Exercise Price
Balance, December 31, 2016	1,328,452	$29.70
Granted	13,417,138	3.58
Exercised	(22,800)	3.35
Balance, December 31, 2017	14,722,790	$5.94
Exercised	(134,847)	4.21
Forfeited	(2,588,091)	4.50
Balance, December 31, 2018	11,999,852	$5.97

7.  Inventories

Inventories are stated at the lower of cost or market (on a first‑in, first‑out basis) using standard costs. Standard costs include an allocation of overhead rates, which include those costs attributable to managing the supply chain and are evaluated regularly. Variances are expensed as incurred.

The Company regularly reviews the expiration date of its inventories and maintains a reserve for inventories that are probable to expire before shipment. Inventories recorded on the Company’s consolidated balance sheets are net of a reserve for expirable inventory of $2.2 million and $4.8 million at December 31, 2018 and 2017, respectively. The Company expensed Ribasphere inventory that it believes will not be sold prior to reaching its product expiration date totaling $0.3 million, $1.7 million and $0.4 million during the years ended December 31, 2018, 2017 and 2016, respectively. If the amount and timing of future sales differ from management’s assumptions, adjustments to the estimated inventory reserves may be required.

Inventories Produced in Preparation for Product Launches

The Company capitalizes inventories produced in preparation for product launches sufficient to support estimated initial market demand. Typically, capitalization of such inventory begins when positive results have been obtained for the clinical trials that the Company believes are necessary to support regulatory approval, uncertainties regarding ultimate regulatory approval have been significantly reduced and the Company has determined it is probable that these capitalized costs will provide some future economic benefit in excess of capitalized costs. The material factors considered by the Company in evaluating these uncertainties include the receipt and analysis of positive clinical trial results for the underlying product candidate, results from meetings with the relevant regulatory authorities prior to the filing of regulatory applications, and the compilation of the regulatory application. The Company closely monitors the status of each respective product within the regulatory approval process, including all relevant communication with regulatory authorities. If the Company is aware of any specific material risks or contingencies other than the normal regulatory review and approval process or if there are any specific issues identified relating to safety, efficacy, manufacturing, marketing or labeling, the related inventory would generally not be capitalized.

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

The Company has concluded that KD034, its generic version of trientine hydrochloride, is commercially viable since it is the chemical equivalent of the original drug approved by the U.S. Food and Drug Administration (“FDA”). The Company has submitted two Abrreviated New Drug Application’s with the FDA, and economic benefits of the pre-launch inventory recorded at December 31, 2018 are probable. Accordingly, the pre-launch costs are realizable as the Company expects the inventory will be sold or used prior to expiration. An assessment of likelihood that regulatory approval will not be obtained will be made at each reporting period. If at any time regulatory approval is deemed to not be probable, the inventory will be written down to its net realizable value, which is presumably zero, as the product would have no alternative future use. The Company maintained $0.9 million and $0.1 million of work-in-process inventory related to KD034 at December 31, 2018 and December 31, 2017, respectively.

Inventories are comprised of the following (in thousands):

	December 31,	December 31,
	2018	2017
Raw materials	$—	$—
Work-in-process	886	80
Finished goods, net	39	121
Total inventories	$925	$201

8. Fixed Assets

Fixed assets consisted of the following (in thousands):

	Useful Lives	December 31,	December 31,
	(Years)	2018	2017

Leasehold improvements	4-8	$10,187	$10,120
Office equipment and furniture	3-15	1,529	1,488
Machinery and laboratory equipment	3-15	3,247	2,765
Software	1-5	3,831	3,162
Construction-in-progress	̶̶̶̶	45	408
		18,839	17,943
Less accumulated depreciation and amortization		(15,185)	(13,651)
Fixed assets, net		$3,654	$4,292

Depreciation and amortization of fixed assets totaled $1.5 million, $1.8 million and $2.3 million in each of the years ended December 31, 2018, 2017 and 2016, respectively. The construction‑in‑progress balance was related to costs of unimplemented software still under development. Unamortized computer software costs were $0.7 million and $0.2 million at December 31, 2018 and 2017, respectively. The amortization of computer software costs amounted to $0.2 million, $0.6 million and $0.7 million during the years ended December 31, 2018, 2017 and 2016, respectively.

During the first quarter of 2017, the Company disposed of $2.1 million of fully depreciated assets. There was no consideration received for the disposal of these assets and the disposal did not have a significant impact on the consolidated financial statements of the Company.

9. Goodwill and Other Intangible Assets

The Company’s goodwill relates to the 2010 acquisition of Kadmon Pharmaceuticals, LLC, a Pennsylvania limited liability company that was formed in April 2000. The Company maintains a goodwill balance of $3.6 million at both December 31, 2018 and 2017. There were no changes in the carrying amount of goodwill for the years ended December 31, 2018 and 2017.

In October 2015, the Company determined that the proportional performance method of amortization was more appropriate than straight-line amortization for the Company’s Ribasphere product rights intangible asset. The amortization of the Ribasphere product rights intangible asset based on the consumption of the economic benefit (Ribasphere gross profit), became a reliably determinable method of amortization due to the remaining asset useful life being only 1.25 years and the ability to more accurately forecast the Ribasphere market. Accordingly, Kadmon amortized the remaining book value of the intangible asset utilizing the proportional performance method starting October 1, 2015 and ending December 31, 2016.

Amortization expense is included within selling, general and administrative expenses on the Company’s consolidated statements of operations. The Company recorded amortization expense related to the intangible asset of $15.2 million for the year ended December 31, 2016. No amortization expense related to the intangible asset was recorded in the year ended years ended December 31, 2018 and 2017, as the Ribasphere product rights intangible asset was fully amortized as of December 31, 2016.

10. Investment in MeiraGTx

In April 2015, the Company executed several agreements which transferred its ownership of Kadmon Gene Therapy, LLC to MeiraGTx. As part of these agreements, the Company also transferred various property rights, employees and management tied to the intellectual property and contracts identified in the agreements to MeiraGTx. At a later date, MeiraGTx ratified its shareholder agreement and accepted the pending equity subscription agreements, which provided equity ownership to various parties. The execution of these agreements resulted in a 48% ownership in MeiraGTx by the Company. After MeiraGTx was deconsolidated or derecognized, the retained ownership interest was initially recognized at fair value and a gain of $24.0 million was recorded based on the fair value of this equity investment. The Company’s investment was accounted for under the equity method at zero cost with an estimated fair value at the time of the transaction of $24.0 million. This value was determined based upon the implied value established by the cash raised by MeiraGTx in exchange for equity interests by third parties. During April 2016, the Company received 230,000 shares of MeiraGTx’s convertible preferred Class C shares as a settlement for $1.2 million in receivables from MeiraGTx. Under ASC 323, the Class C shares of MeiraGTx do not qualify as common stock or in-substance common stock and the $1.2 million was recorded as a cost method investment. As of March 31, 2018, the Company had no remaining basis in any of the investments in MeiraGTx.

MeiraGTx is an exempted company incorporated under the laws of the Cayman Islands in 2018, and prior to that, they commenced operations as MeiraGTx Limited, a private limited company incorporated under the laws of England and Wales in 2015. MeiraGTx is developing therapies for ocular diseases, including rare inherited blindness, as well as xerostomia following radiation treatment for head and neck cancers and neurodegenerative diseases.

The Company assessed the applicability of ASC 810 to the aforementioned agreements and based on the corporate structure, voting rights and contributions of the various parties in connection with these agreements, determined that MeiraGTx was a variable interest entity, however consolidation was not required as the Company was not the primary beneficiary based upon the voting and managerial structure of the entity.

The Company assessed the recoverability of both the cost method and equity method investment in MeiraGTx at December 31, 2017 and 2016 and identified no events or changes in circumstances that had a significant adverse impact on the fair value of this investment. For the years ended December 31, 2017 and 2016, the Company recorded its share of MeiraGTx’s net loss of $7.6 million and $13.6 million, respectively, inclusive of adjustments related to MeiraGTx’s 2015 financial statements that resulted in the Company recording a loss on equity method investment of $3.9 million for the year ended December 31, 2016. The Company maintained a 25.6% ownership in MeiraGTx at December 31, 2017, inclusive of C preferred shares issued by MeiraGTx. For accounting purposes, the Company determined that the C preferred shares issued by MeiraGTx are not in-substance common stock. Accordingly, the Company recorded 38.7% of MeiraGTx’s losses, which represents what the Company’s percentage would be if only A ordinary shares were outstanding. The Company’s maximum exposure associated with MeiraGTx was limited to its initial investment of $24.0 million, which has been written down to zero at December 31, 2017 based on the Company’s absorption of MeiraGTx’s net losses.

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

Prior to the MeiraGTx IPO, the Company had no remaining basis in any of the investments held in MeiraGTx. Upon completion of the MeiraGTx IPO, the Company’s investment was diluted to a 13.0% ownership in MeiraGTx common stock and no longer has the ability to exert significant influence over MeiraGTx. The Company discontinued the equity method of accounting for the investment in MeiraGTx on June 12, 2018 and determined the remaining investment to be an equity security accounted for in accordance with ASC 321 at the date the investment no longer qualifies for the equity method of accounting. ASC 321 requires the investments to be recorded at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. As the Company’s investment in MeiraGTx common stock has a readily determinable market value, the Company recorded an unrealized gain of $40.5 million in June 2018 related to the fair value of its ownership of common stock of MeiraGTx. As of December 31, 2018, the Company maintains a 12.9% ownership in the common stock of MeiraGTx with a fair value of $34.1 million recorded as a noncurrent investment in equity securities as depending on certain circumstances, the Company may, at times, be deemed to be an affiliate of MeiraGTx. The Company has recorded an unrealized gain on the MeiraGTx common stock investment of $34.1 million for the year ended December 31, 2018. The investment in MeiraGTx is valued using Level 1 inputs which includes quoted prices in active markets for identicial assets in accordance with the fair value hierarchy (Note 6). The Company has not realized any gains related to the investment in common stock of MeiraGTx.

As part of the agreements executed with MeiraGTx in April 2015, the Company entered into a transition services agreement (“TSA”) with MeiraGTx which expired in April 2018. Upon expiration of the TSA, the Company continued to provide office space to MeiraGTx. On October 1, 2018, the Company and MeiraGTx entered into a sublease agreement which is effective from October 1, 2018 for a period of two months and will automatically be renewed on a monthly basis unless MeiraGTx provides 30 days prior written notice. The monthly sublease amount is approximately $47,000. As part of the TSA and sublease agreement with MeiraGTx, the Company recognized $0.6 million. $0.6 million and $1.0 million to license and other revenue during the years ended December 31, 2018, 2017 and 2016, respectively. The Company received cash payments of $1.4 million, $0.3 million and $0.2 million from MeiraGTx during 2018, 2017 and 2016, respectively. The Company has no amounts receivable from MeiraGTx at December 31, 2018 and had $0.9 million of amounts receivable from MeiraGTx at December 31, 2017. For the period beginning January 1, 2018 through June 12, 2018, the Company recorded its share of MeiraGTx’s net loss under the equity method of accounting of $1.2 million. For the the years ended December 31, 2017 and December 31, 2016, the Company recorded its share of MeiraGTx’s net loss under the equity method of accounting of $7.6 million and $13.6 million, respectively.

11. License Agreements

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

The license agreement includes a series of acquisition and worldwide development milestone payments totaling up to $218.4 million, and $14.1 million of these payments and other fees have been paid as of December 31, 2018. Additionally, the license agreement includes commercial milestone payments totaling up to $175.0 million, none of which have been paid as of December 31, 2018, contingent upon the achievement of various sales milestones, as well as single‑digit sales royalties. The royalty term expires with the last to expire patent.

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

Nano Terra, Inc.

On April 8, 2011, the Company entered into a series of transactions with Nano Terra, Inc. (“Nano Terra”), pursuant to which the Company (i) paid $2.3 million for Nano Terra’s Series B Preferred Stock, (ii) entered into a joint venture with Surface Logix, Inc. (“Surface Logix”) (Nano Terra’s wholly‑owned subsidiary) through the formation of NT Life Sciences, LLC (“NT Life”), whereby the Company contributed $0.9 million at the date of formation in exchange for a 50% interest in NT Life and (iii) entered into a sub‑licensing arrangement with NT Life and Surface Logix. Pursuant to the sub‑licensing arrangement, the Company was granted a worldwide, exclusive license under certain intellectual property owned by Surface Logix to three clinical-stage product candidates, as well as rights to Surface Logix’s drug discovery platform, Pharmacomer™ Technology, each of which were licensed by Surface Logix to NT Life. In December 2014, the Company received one share of Nano Terra’s Common Stock for every 100 shares of Series B Preferred Stock held by the Company, resulting in approximately a 1% holding in Nano Terra as of December 31, 2018 and 2017. In accordance with ASC 325, “Investments—Other”, the Company continues to account for the investment under the cost method.

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

Since inception, the Company has continuously assessed the applicability of ASC 810, based on the corporate structure, voting rights and contributions of the various parties in connection with these agreements, and determined that Nano Terra and NT Life are not variable interest entities and not subject to consolidation. On April 8, 2011 the Company recorded its $2.3 million investment in Nano Terra in accordance with ASC 325 and the Company has assessed the recoverability of the investment in Nano Terra as of December 31, 2018 and 2017 and identified no events or changes in circumstances that may have a significant adverse impact on the fair value of this investment. There was no activity of the joint venture during the years ended December 31, 2018, 2017 and 2016 which resulted in income or loss to the Company. The Company’s maximum exposure associated with Nano Terra and NT Life is limited to cash contributions made.

Additionally, subject to certain exceptions, the Company must pay to the previous shareholders of Surface Logix from which Nano Terra acquired Surface Logix a mid-single digit percentage royalty of net sales of the applicable licensed products and a percentage that ranges between a low twenty percent and a low forty percent of all sublicensing revenue the Company receives in the event the Company further assigns or sublicenses its rights under the sub-licensing arrangement to certain third parties. In addition, the Company must pay to NT Life a ten percent royalty of any remaining net sales amount of the applicable licensed products and all of such sublicensing revenue after taking into account the royalties and sublicensing revenue paid to the previous shareholders of Surface Logix. No sublicensing revenue or sales were achieved as of December 31, 2018 and 2017.

Dyax Corp. (acquired by Shire Plc in January 2016, acquired by Takeda Pharmaceuticals Co., Ltd. in 2018)

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

On September 13, 2012 the Company entered into a separate license agreement with Dyax whereby the Company obtained from Dyax the exclusive, worldwide license to use research, develop, manufacture and commercialize DX‑2400 in exchange for a payment of $0.5 million. All payments associated with this agreement were recorded as research and development expense at the time the agreement was executed. The DX‑2400 license requires the Company to make additional payments contingent on the achievement of certain development milestones (such as receiving certain regulatory approvals and commencing certain clinical trials) and sales targets. None of these targets have been achieved and, as such, no assets or liabilities associated with the milestones have been recorded in the accompanying consolidated financial statements for the year ended December 31, 2018. The DX‑2400 license also includes royalty payments commencing on the first commercial sale of any licensed product, which had not occurred as of December 31, 2018 and 2017. On April 2, 2018, we gave notice of our intent to terminate this agreement effective six months from the date of notice and the agreement terminated on October 2, 2018.

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

The Company recorded royalty expense of less than $0.1 million,  $0.1 million and $1.2 million for the years ended December 31, 2018, 2017 and 2016, respectively.

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

In partial consideration for the rights granted to Jinghua under the agreement, the Company received an upfront payment of $10.0 million in the form of an equity investment in Class E redeemable convertible units of the Company. The Company is eligible to receive from Jinghua a royalty equal to a percentage of net sales of product in the territory in the low ten percents. In addition to such payments, the Company is eligible to receive milestone payments for the achievement of certain development milestones, totaling up to $40.0 million. The Company earned a $2.0 million milestone payment in

March 2016, which was recorded as license and other revenue during the year ended December 31, 2016. The Company earned a $2.0 million milestone payment in January 2017, which was received in February 2017, and was recorded as license and other revenue during the year ended December 31, 2017.The Company is also eligible to receive a portion of sublicensing revenue from Jinghua ranging from the low ten percents to the low thirty percents based on the development stage of a product. No such revenue was earned during the years ended December 31, 2018, 2017 and 2016

The Company’s agreement with Jinghua will continue on a product‑by‑product and country‑by‑country basis until the later of ten years after the first commercial sale of the product in such country or the date on which there is no longer a valid claim covering the licensed antibody contained in the product in such country. Either party may terminate the agreement for any material breach by the other party that is not cured within a specified time period or upon the bankruptcy or insolvency of the other party. No patents were licensed to the Company under this agreement.

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

Under the agreement, as amended, we obtained commercial supplies of the Camber products at a contracted price and distributed them through our existing sales force and commercial network. We retained 100% of the revenue generated from the sale of the Camber products. The Company recognized revenue from the sale of Camber products of $0.5 million, $1.2 million and $1.5 million during the years ended December 31, 2018, 2017 and 2016, respectively.

Oncon and Ras

On May 19, 2016, the Company entered into a development and license agreement with Limited Liability Company Oncon (“Oncon”) whereby the Company granted Oncon exclusive licenses for certain antibodies. While Oncon is not considered a related party to Kadmon, a family member of a former executive of Kadmon is a limited, non-controlling partner and minority shareholder in Oncon who is unable to exert significant influence on the policies or operations of Oncon. Upon commercial sale of the licensed antibodies, the Company is eligible to receive a royalty equal to a percentage of net sales in the high-teens. The Company is also eligible to receive a portion of sublicensing revenue from Oncon ranging from the low ten percents to low thirty percents based on the development stage of the product. No such revenue was earned during the years ended December 31, 2018, 2017 and 2016. In connection with the development and license agreement, the Company also entered into an exclusive supply agreement with Limited Liability Company Ras (“Ras”) whereby the Company will supply Ras with antibodies under the agreement for Ras to supply to Oncon. Ras is controlled by the family member of a former executive of Kadmon and was a related party to Kadmon until the resignation of the executive on October 24, 2018, at which point Ras ceased to be a related party. There has been no activity between the Company and Ras under the development and license agreement as of December 31, 2018.

On April 20, 2018, the Company entered into a cell bank development and royalty agreement with Oncon whereby the Company would serve as an agent to engage a third party to develop and manufacture a biological product for Oncon. Under the cell bank development agreement, Ras is Oncon’s designated recipient of the master cell bank, if and when its development is complete. There has been no activity between the Company and Ras under the cell bank development agreement as of December 31, 2018. In June 2018, the Company received an upfront payment from Oncon totaling $0.8 million which the Company is required to deliver to the third party upon completion of development of the master cell bank. At December 31, 2018, the Company has $0.7 million recorded as an accrued liability for payments still to be made to the third party. Under this agreement, the Company is also to provide expertise and know-how to the development process and is eligible to receive a royalty equal to a percentage of net sales in the low single digit percents upon commercialization of the biological product. The Company is also eligible to receive a portion of sublicensing revenue from Oncon in the low single digit percents. No such revenue was earned during the year ended December 31, 2018.

12. Share‑based Compensation

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

A total of 6,720,000 shares of the Company’s common stock was initially authorized and reserved for issuance under the 2016 Equity Plan, which was increased to 8,523,147on January 1, 2017, and to 11,668,905 on January 1, 2018. At December 31, 2018 the number of additional shares available for grant was 614,366. The 2016 Equity Plan provides for annual increases in the number of shares available for issuance under the 2016 Equity Plan on January 1, 2017 and each subsequent anniversary through January 1, 2025, by an amount equal to the smaller of (a) 4% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (b) an amount determined by the board of directors. This reserve was increased to include any shares issuable upon exercise of options granted under the Company’s 2011 Equity Incentive Plan that expire or terminate without having been exercised in full.

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

Total unrecognized compensation expense related to unvested options granted under the Company’s share‑based compensation plan was $6.8 million and $13.3 million at December 31, 2018 and 2017, respectively. That expense is expected to be recognized over a weighted average period of 1.5 years and 1.9 years as of December 31, 2018 and 2017, respectively. The Company recorded share‑based option compensation expense under the 2011 Equity Incentive Plan and 2016 Equity Plan of $10.4 million, $12.4 million and $24.6 million for the years ended December 31, 2018, 2017 and 2016, respectively.

On July 13, 2016, the compensation committee of the Company’s board of directors approved the amendment of all outstanding option awards issued under the Company’s 2011 Equity Incentive Plan whereby, effective upon pricing of the Company’s IPO, the exercise price (on a post-Corporate Conversion, post-split basis) was adjusted to equal the price per share of the Company’s common stock in the IPO. The amendment was made to the awards as the original exercise price was substantially higher than the price of the Company’s common stock in the IPO as a result of changes in the Company’s capital structure that occurred upon IPO. Options to purchase an aggregate of approximately 1.6 million shares of the Company’s Class A units were modified. Following this modification, the previously granted options will have the same vesting schedule as the original award and are modified on a one-for-one basis. The modification resulted in a $4.0 million charge, of which the incremental value of the previously vested portion of the awards totaling $1.8 million was expensed immediately during the third quarter of 2016 and the remaining $2.2 million was recognized over the remaining vesting periods of each award.

The following table summarizes information about stock options outstanding, not including performance stock options, at December 31, 2018 and 2017:

	Options Outstanding
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Balance, December 31, 2016	6,437,515	$8.32	9.28	$2,227,268
Granted	2,853,000	3.69
Exercised	—	—
Forfeited	(793,643)	6.23
Balance, December 31, 2017	8,496,872	$6.96	8.83	$—
Granted	2,110,424	2.76
Exercised	—	—
Forfeited	(842,757)	4.82
Balance, December 31, 2018	9,764,539	$6.24	7.84	$—
Options vested and exercisable, December 31, 2018	6,205,765	$8.06	6.92	$—

The aggregate intrinsic value in the table above represents the total pre‑tax intrinsic value calculated as the difference between the fair value of the Company’s common stock at December 31, 2018  ($2.08 per share), December 31, 2017 ($3.62 per share) and December 31, 2016 ($5.35 per share) and the exercise price, multiplied by the related in‑the‑money options that would have been received by the option holders had they exercised their options at the end of the fiscal year. This amount changes based on the fair value of the Company’s common stock. There were no options exercised during the years ended December 31, 2018 and 2017. There were 1,109 options exercised during the year ended December 31, 2016 that were not in‑the‑money.

The weighted‑average fair value of the stock option awards, not including performance stock options, granted to employees, officers, directors and advisors was $1.69,  $2.44 and $7.12 during the years ended December 31, 2018, 2017 and 2016, respectively, and was estimated at the date of grant using the Black‑Scholes option‑pricing model and the assumptions noted in the following table:

	Years Ended
	December 31, 2018	December 31, 2017	December 31, 2016
Weighted average fair value of grants	$1.69	$2.44	$7.12
Expected volatility	72.94% - 75.92%	74.48% - 74.92%	74.98% - 79.35%
Risk-free interest rate	2.44% - 2.90%	1.87% - 2.22%	1.15% - 2.20%
Expected life	5.5 - 6.0 years	5.5 - 6.0 years	5.0 - 6.0 years
Expected dividend yield	0%	0%	0%

In December 2015, an option agreement entered into with the Company’s Chief Executive Officer was replaced in its entirety by an option agreement dated December 31, 2015 so that the number of units was set to 769,231 unit options valued at $15.2 million which was recognized as compensation expense over the vesting term. These units under this option agreement were issued outside of the 2011 Equity Incentive Plan. The Company expensed $2.9 million, $7.2 million and $5.1 million during the years ended December 31, 2017 and 2016 and the fourth quarter of 2015, respectively. The options vested 1/3 at the grant date, 1/3 in August 2016 and 1/3 in August 2017. While the awards vest over this term they are not exercisable until the occurrence of the Calculation Date. The Calculation Date was deemed to have occurred upon consummation of the Company’s IPO on July 26, 2016.

On July 13, 2016, the compensation committee of the Company’s board of directors approved an option award for the Company’s Chief Executive Officer increasing the number of options (giving effect to the Corporate Conversion) subject to his original option grant. The number of shares subject to this option award shall equal the difference between the 769,231 options originally granted and 5% of the Company’s outstanding common equity determined on a fully diluted basis on the IPO date, which amounted to 1,630,536 options. The effective date of the new option award was the IPO date of July 26, 2016. The exercise price per share of common stock subject to the new incremental options awarded was equal to the IPO price per share of common stock at the IPO date of $12.00. The option award was subject to the same vesting schedule applicable to the original option grant such that all options awarded will vest on August 4, 2017. In consideration for the new option award, Dr. Harlan W. Waksal committed to perform an additional year of service in connection with receipt of the additional option shares subject to clawback provisions if the additional service period was not met.  The additional year of service was completed on August 4, 2018. This modification resulted in a $12.4 million charge, of which the incremental value of the previously vested portion of the awards totaling $8.3 million was expensed during the third quarter of 2016 and the remaining amount of the unvested portion totaling $4.1 million was recognized over the additional two years of service through August 4, 2018.

Peformance Awards

On April 3, 2018 the Company granted 1,597,500 nonqualified performance-based stock options (“Performance Options”) to certain executive officers (each, a “Grantee”) under the 2016 Equity Plan, which represents the maximum number of Performance Options that may be earned if all three performance milestones (each, a “Performance Goal”) are achieved during the three-year period following the Grant Date (the “Performance Period”), as described below. If two of the three Performance Goals are achieved during the Performance Period, two-thirds of the Performance Options may be earned (the “Target” number of Performance Options), and if one of the three Performance Goals are achieved during the Performance Period (the minimum performance threshold for the Performance Options), one-third of the Performance Options is earned. In addition to the achievement of the Performance Goals, the Performance Options are also subject to time-based vesting requirements. Each Performance Option was granted with an exercise price of $4.06 per share and does not contain any voting rights. No Performance Options were granted under the 2016 Equity Plan prior to 2018.

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

Compensation expense for the Performance Options is recognized on a straight-line basis over the awards’ requisite service period. The Performance Options vest upon the satisfaction of both a service condition and the satisfaction of one or more performance conditions, therefore the Company initially determined which outcomes are probable of achievement. The Company believes that the three-year service condition (explicit service period) and all three performance conditions (implicit service periods) will be satisfied. The requisite service period would be three years as that is the longest period of both the explicit service period and the implicit service periods. The first two performance conditions were satisfied during 2018 and the Company expects the third performance condition to be satisfied in 2019.

During the year ended December 31, 2018, 307,500 Performance Options were forfeited. At December 31, 2018,  1,290,000 Performance Options are outstanding with a weighted average remaining contractual life of 9.3 years. Total unrecognized compensation expense related to unvested Performance Options was $1.8 million at December 31, 2018. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.5 years. No Performance Options were exercised during the year ended December 31, 2018.

Stock Appreciation Rights

The Company granted 1,040,000 stock appreciation rights under the 2016 Equity Plan to three executive employees during the year ended December 31, 2017.  No stock appreciation rights were granted under the 2016 Equity Plan prior to 2017. During the year ended December 31, 2018, 205,000 stock appreciation rights were forfeited. At December 31, 2018,  835,000 stock appreciation rights are outstanding with a weighted average remaining contractual life of 8.9 years. The weighted-average fair value of the stock appreciation rights granted to the three executive officers was $2.42 and was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 2.22%, expected term of 6.0 years, expected volatility of 74.92%, and a dividend rate of 0%.

Compensation expense for stock appreciation rights is recognized on a straight-line basis over the awards’ requisite service period. At December 31, 2018, there was $1.3 million of total unrecognized compensation cost related to stock appreciation rights. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.9 years. No stock appreciation rights were exercised during the year ended December 31, 2018.

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

A total of 9,750 units were outstanding under the LTIP at December 31, 2018 and 2017. The compensation expense for this award was recognized upon consummation of the Company’s IPO on August 1, 2016 and was recorded as additional paid in capital. No compensation expense had been recorded prior to this date. The Company utilized a Monte-Carlo simulation to determine the fair value of the awards granted under the LTIP of $22.6 million, which was recorded as share-based compensation during the third quarter of 2016 as these awards are not forfeitable. The LTIP is payable upon the fair market value of the Company’s common stock exceeding 333% of the $6.00 grant price ($20.00) per share prior to December 7, 2024. The holders of the LTIP have no right to demand a particular form of payment, and the Company reserves the right to make payment in the form of cash or common stock.

2016 Employee Stock Purchase Plan (“2016 ESPP”)

The Company’s board of directors has adopted and the Company’s stockholders have approved the 2016 ESPP. The 2016 ESPP was amended and restated on March 16, 2018. A total of 1,125,000 shares of the Company’s common stock were initially available for sale under the 2016 ESPP, which increased to 1,801,180 shares on January 1, 2017 and 2,551,180 shares on January 1, 2018. The Company issued 51,999 shares and 10,594 shares of common stock under the 2016 ESPP during the years ended December 31, 2018 and 2017, respectively. No meaningful compensation expense was recognized for the ESPP during the years ended December 31, 2018, 2017 and 2016. In addition, the 2016 ESPP provides for annual increases in the number of shares available for issuance under the 2016 ESPP on January 1, 2017 and each subsequent anniversary through 2025, equal to the smallest of:

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

Each participant in any offering will have an option to purchase for each full month contained in the offering period a number of shares determined by dividing $2,083 by the fair market value of a share of the Company’s common stock on the first day of the offering period and except as limited in order to comply with Section 423 of the Code. Prior to the beginning of any offering period, the administrator may alter the maximum number of shares that may be purchased by any participant during the offering period or specify a maximum aggregate number of shares that may be purchased by all participants in the offering period. If insufficient shares remain available under the plan to permit all participants to purchase the number of shares to which they would otherwise be entitled, the administrator will make a pro rata allocation of the available shares. Any amounts withheld from participants’ compensation in excess of the amounts used to purchase shares will be refunded, without interest.

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

13. Accrued Expenses

Short‑term accrued expenses at December 31, 2018 and 2017 include the following (in thousands):

	December 31,	December 31,
	2018	2017
Commission payable	$2,395	$2,395
Compensation and benefits	2,894	758
Severance	954	1,122
Research and development	4,847	1,915
Other	2,418	2,387
Total Accrued Expenses	$13,508	$8,577

Commission Payable

During 2014 and 2015, the Company raised $40.4 million in gross proceeds, $37.2 million net of $3.2 million in transaction costs, through the issuance of 3,514,859 Class E redeemable convertible units. At December 31, 2018 and 2017,  $2.4 million remains in accrued liabilities relating to commissions to third parties for Class E redeemable convertible raises during 2015 and 2014.

Severance

Severance balances represent contractual compensation to be paid to former employees.  Effective as of February 8, 2016, Dr. Samuel D. Waksal resigned from all positions with the Company and was no longer employed by the Company in any capacity. At December 31, 2018, accrued severance payable to Dr. Samuel D. Waksal totaled $0.1 million, which is recorded as accrued expense. At December 31, 2017, accrued severance payable to Dr. Samuel D. Waksal totaled $1.2 million, of which $1.0 was recorded as accrued expense and $0.2 million was recorded as other long-term liabilities. The separation agreement with Dr. Samuel D. Waksal contained certain supplement conditional payments, none of which have been met at December 31, 2018. The Company has not recorded any expense related to these conditional payments at December 31, 2018 and none of the conditional payments were met as of the expiration of the agreement on February 8, 2019.

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

Severance and Other Payments

The Company agreed to make a series of payments (all subject to withholding taxes) to Dr. Samuel D. Waksal, some of which are contingent, structured as follows:

•

a  $3.0 million severance payment, of which $0.9 million, $1.0 million and $1.0 million was paid during 2016,   2017, and 2018, respectively, with the remaining $0.1 million payable during 2019. Severance expense totaling $3.1 million, including the cost of Company‑paid medical benefits, was recorded during the first quarter of 2016 as these payments are probable and estimable;

•

supplemental conditional payments of up to $6.75 million in the aggregate that are payable in 2017 ($2.25 million), 2018 ($2.25 million) and 2019 ($2.25 million) if specified benchmarks related to the valuation of the Company implied by the public offering price in the IPO, the net proceeds to the Company from the IPO and the Company’s equity market capitalization on specified dates are achieved and subject to the Company having cash and cash equivalents less payables of $50 million or more on the dates when the Company makes those payments. The supplemental conditional payments that were payable in 2017 and 2018 were not earned and will therefore not be paid. The remaining conditional payment in 2019, although estimable, is not probable at December 31, 2018 and was not met as of the expiration of the agreement on February 8, 2019. The Company has not recorded any expense related to these conditional payments at December 31, 2018 and the agreement expired on February 8, 2019 with no expense being recorded related to these conditional payments;

•

an amount equal to five percent (up to a maximum of $15 million) of any cash received by the Company or guaranteed cash payments (as defined below) payable to the Company pursuant to the first three business development programs that the Company enters into on or before February 8, 2019 to research, develop, market or commercialize the Company’s ROCK2 program or the Company’s immuno‑oncology program. For purposes of the separation agreement, ROCK2 program is defined to mean pathways involving ROCK2 or other pathways effecting inflammation, fibrosis, cancer or neurodegenerative diseases; immunooncology program is defined to mean antibodies or small molecules involved in inducing the immune system to make an anti‑tumor response; and guaranteed cash payments is defined to mean payments to the Company of cash contractually provided for pursuant to an agreement entered into by the Company with respect to a business development program, which payments are not subject to the Company’s meeting any milestones or thresholds. If the aggregate cash and guaranteed cash payments received by the Company pursuant to any business development program exceed $800 million before the completion of the IPO, the equity market capitalization requirements that must be met for Dr. Samuel D. Waksal to earn the supplemental payments of up to $6.75 million described above shall be deemed fulfilled, regardless of the Company’s equity market capitalization at the applicable time. These conditional payments are not estimable or probable at December 31, 2018 The Company has not recorded any expense related to these conditional payments at December 31, 2018 and the agreement expired on February 8, 2019 with no expense being recorded related to these conditional payments.

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

Covenants

The separation agreement contained customary non‑solicitation, non‑competition and non‑disparagement provisions that continued in effect until the expiration of the agreement on February 8, 2019.

Research and  Development

The Company has contracts with third parties for the development of the Company’s product candidates. The timing of the expenses varies depending upon the timing of initiation of clinical trials and enrollment of patients in clinical trials. At December 31, 2018 and 2017, accrued research and development expenses for which the Company has not yet been invoiced totaled $4.8 million and $1.9 million, respectively.

14. 401(k) Profit‑Sharing Plan

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

The Company expensed employer matching contributions of $0.2 million, $0.2 million and $0.3 million for the years ended December 31, 2018, 2017 and 2016, respectively. The Company made disbursements of $0.2 million and $0.3 million in the years ended December 31, 2018 and 2017, respectively. The Company typically disburses employer matching contributions during the first quarter following the plan year.

15. Commitments

Lease Commitments

The Company has three primary operating locations which are occupied under long‑term leasing arrangements. In October 2010, Kadmon Corporation, LLC entered into a corporate headquarters and laboratory lease in New York, New York, expiring in February 2021 and opened a secured letter of credit with a third party financial institution in lieu of a security deposit for $2.0 million. As of December 31, 2016, there were four amendments to this lease agreement, which altered office and laboratory capacity and extended the lease term through October 2024. On August 11, 2017, the Company entered into the fifth and sixth amendments for the corporate headquarters and laboratory lease in New York, New York. Pursuant to the terms of the amendments, the Company surrendered a portion of its laboratory space, made a surrender payment of approximately $1.1 million which equated to the Company’s deferred rent liability for the surrendered space, extended the term of the lease for an additional year through October 28, 2025, and received approximately $1.1 million in rent abatement beginning on September 1, 2017, which will be recognized straight-line over the remaining term of the lease. All other material terms of the lease remain intact. Rent expense for this lease amounted to $4.6 million, $5.7 million and $6.4 million for each of the years ended December 31, 2018, 2017 and 2016. During future years, the base rent amount associated with these premises will increase 3.5% annually. The Company has the ability to extend portions of the lease on the same terms and conditions as the current lease, except that the base rent will be adjusted to the fair market rental rate for the building based on the rental rate for comparable space in the building at the time of extension.

The Company is party to an operating lease in Warrendale, Pennsylvania (the Company’s specialty-focused commercial operation), which expires on September 30, 2019, with a five‑year renewal option. Rental payments under the renewal period will be at market rates determined from the average rentals of similar tenants in the same industrial park. Rental expense for this lease was $0.6 million for each of the years ended December 31, 2018, 2017 and 2016, respectively.

In August 2015, the Company entered into an office lease agreement in Cambridge, Massachusetts (the Company’s clinical office) effective January 2016 and expiring in April 2023. The Company opened a secured letter of credit with a third party financial institution in lieu of a security deposit for $0.1 million. Rent expense for this lease was $0.3 million in each of the years ended December 31, 2018, 2017 and 2016.

Future minimum rental payments under noncancellable leases are as follows (in thousands) at December 31, 2018:

Year ending December 31,	Amount
2019	$4,672
2020	4,204
2021	4,177
2022	4,286
2023	4,153
Thereafter	7,731
Total	$29,223

Licensing Commitments

The Company has entered into several license agreements for products currently under development (Note 11). The Company may be obligated in future periods to make additional payments, which would become due and payable only upon the achievement of certain research and development, regulatory, and approval milestones. The specific timing of such milestones cannot be predicted and depends upon future discretionary clinical developments as well as regulatory agency actions which cannot be predicted with certainty (including action which may never occur). These additional contingent milestone payments aggregate to $215.9 million at December 31, 2018. Any payments made prior to FDA approval will be expensed as research and development. Payments made after FDA approval will be capitalized.

Further, under the terms of certain licensing agreements, the Company may be obligated to pay commercial milestones contingent upon the realization of sales revenues and sublicense revenues. Due to the long‑range nature of such commercial milestones, they are neither probable at this time nor predictable, and consequently are not included in the additional contingent milestone payment amount.

Employment Agreements

Certain employment agreements provide for routine severance compensation. The Company has recorded a liability for such agreements of $1.0 million and $1.2 million at December 31, 2018 and 2017, respectively (Note 13).

16. Contingencies

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

Legal Proceedings

The Glodek Litigation

On July 25, 2016, Kevin Glodek filed and served a Summons with Notice against Kadmon Holdings, LLC and Kadmon Holdings, Inc. in the New York State Supreme Court, for the county of New York, for an amount of no less than $2.8 million with interest, plus costs and disbursements. Company counsel demanded a complaint and that complaint was served and filed on September 6, 2016. In the complaint, Glodek alleges fraud, misrepresentation, breach of contract, breach of the implied covenant of good faith and fair dealing, and unjust enrichment, for amounts to be determined at trial, but in no event less than $4 million with interest, plus costs and disbursements. Glodek’s claims arise out of a 2015 settlement agreement, in which he released all claims he had against Kadmon Holdings, LLC and Kadmon Holdings, Inc. On September 21, 2016, Glodek filed an Amended Summons and an Amended Complaint adding Mr. Steven N. Gordon and a former executive of the Company as named defendants. All defendants moved (i) to dismiss the Amended Complaint and (ii) for sanctions or, in the alternative, to disqualify Glodek’s counsel. Argument on the motions was conducted on January 24, 2017 before the Honorable Anil Singh. On April 18, 2017, the complaint was dismissed in its entirety. Having previously noticed an appeal from that dismissal, Glodek filed his opening appellate brief on July 10, 2018. The defendants filed their brief, which included a cross-appeal seeking sanctions and argument was heard before the Appellate Division on October 26, 2018. On November 20, 2018, the Appellate Division affirmed the lower court’s complete dismissal of the compliant. The action terminated on December 20, 2018 and the matter is closed.

17. Concentrations

Major Customers

There were no material customer concentrations for the year ended December 31, 2018. Sales to two major customers aggregate to approximately 29% and 41% of the Company’s net sales for the years ended December 31, 2017 and 2016, respectively. There were no net accounts receivable outstanding from these customers at December 31, 2018, while net accounts receivable from these customers totaled $0.1 million at December 31, 2017.

At December 31, 2018, accounts receivable consist primarily of amounts due from a collaboration agreement. The Company’s management believes these receivables are fully collectible.

Major Suppliers

Due to FDA requirements and other factors, the Company is generally unable to make immediate changes to its supplier arrangements. Manufacturing services related to each of the Company’s pharmaceutical products are primarily provided by a single source. The Company’s raw materials are also provided by a single source for each product. Management attempts to mitigate this risk through long‑term contracts and inventory safety stock.

18. Related Party Transactions

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

During 2014, the Chief Executive Officer provided the Company with short‑term, interest‑free loans to meet operating obligations. The $3.0 million related party loan with the Chief Executive Officer was repaid in full during the fourth quarter of 2016. During the year ended December 31, 2016, the maximum amount which was outstanding in the aggregate was $3.0 million and was recorded as a related party loan on the Company’s balance sheet.

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

In June 2016, Dr. Harlan W. Waksal, the Company’s President and Chief Executive Officer, certain entities affiliated with GoldenTree Asset Management LP, Bart M. Schwartz, the former chairman of the Company’s board of directors, 72 KDMN and D. Dixon Boardman, a member of the Company’s board of directors, subscribed for 86,957,  43,479,  21,740,  86,957 and 21,740 of the Company’s Class E redeemable convertible units, respectively, at a value of $11.50 per unit.

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

Certain of the Company’s existing institutional investors, including investors affiliated with certain of the Company’s directors, purchased an aggregate of 2,708,332 shares of the Company’s common stock in its IPO at the IPO price of $12.00 per share, for an aggregate purchase price of $32.5 million, and on the same terms as the shares that were sold to the public generally. Perceptive Advisors, LLC, Third Point Partners, LLC and GoldenTree purchased 1,458,333 shares of the Company’s common stock for $17.5 million, 1,041,666 shares of the Company’s common stock for $12.5 million and 208,333 shares of the Company’s common stock for $2.5 million, respectively.

Certain of the Company’s existing institutional investors purchased an aggregate of 21,001,514 shares of our common stock in our public offering that closed on June 11, 2018. Perceptive Advisors LLC purchased 8,000,000 shares of our common stock for $26.4 million, Vivo Capital VIII LLC purchased 7,121,212 shares of our common stock for $23.5 million, Acuta Capital Partners LLC purchased 2,850,000 shares of our common stock for $9.4 million and Puissance Capital Management LP purchased 3,030,302 shares of our common stock for $10.0 million.

19. Income Taxes

The Company files U.S. federal and state tax returns for Kadmon Holdings, Inc. and the required information returns for its international subsidiaries, all of which are wholly owned. The Company recorded an income tax benefit of $0.5 million for the year ended December 31, 2018, related to an adjustment to the deferred tax liability, as explained below. The Company recorded an income tax benefit of $0.1 million for the year ended December 31, 2017, related to a $0.4 million adjustment to the deferred tax liability, as explained below, net of $0.3 million of income tax expense related to a $2.0 million milestone payment received from Jinghua. The Company recorded income tax expense of $0.3 million for the year ended December 31, 2016, related to a $2.0 million milestone payment received from Jinghua.

The Tax Cuts and Jobs Act (the “Act”) was enacted in December 2017. The Act reduces the U.S. federal corporate tax rate from 35 percent to 21 percent, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, limits business interest expense deductions for certain taxpayers, creates new taxes on certain foreign earnings and reduces the orphan drug tax credit. The Company recognized a deferred income tax benefit of $0.4 million for the year ended December 31, 2017 due to the write-down of a deferred tax liability related to the reduction of the corporate income tax rate per the Act.

During the year ended December 31, 2018, in accordance with the Act, the Company determined it necessary to reduce the recorded deferred tax liability by $0.6 million. The deferred tax liability was initially recorded to account for the book vs. tax basis difference related to the goodwill intangible asset, also known as a “naked credit”. The deferred tax liability was excluded from sources of future taxable income, as the timing of its reversal cannot be predicted due to the indefinite life of the goodwill. As such, this deferred tax liability cannot be used to offset the valuation allowance. In accordance with the Act, losses generated beginning with the 2018 tax year may be carried forward indefinitely for U.S. federal tax purposes. However, such losses are limited to offset 80% of taxable income in future years. Thus, 80% of the U.S. federal deferred tax liability related to goodwill may be used to offset the valuation allowance, resulting in a reduction of the Company’s deferred tax liability of $0.6 million.

The income tax provision consists of the following components (in thousands):

	For the Years Ended December 31,
	2018	2017	2016
Current tax expense (benefit)
Foreign	$—	$316	$315
Federal	—	—	—
State	—	—	—
Total current tax expense	—	316	315
Deferred tax expense (benefit)
Federal	(563)	(485)	(15)
State	39	48	42
Total deferred tax benefit	(524)	(437)	27
Total income tax expense (benefit)	$(524)	$(121)	$342

The income tax expense (benefit) differs from the expense (benefit) that would result from applying federal statutory rates to loss before income taxes as follows (in thousands):

	For the Years Ended December 31,
	2018		2017		2016
	Amount	Rate	Amount	Rate	Amount	Rate
Expected federal statutory income tax	$(11,283)	-21.0%	$(27,821)	-35.0%	$(72,945)	-35.0%
State income taxes, net of federal benefits	(3,649)	-6.8%	(8,314)	-10.5%	(9,485)	-4.6%
Change in federal tax rate used for deferred purposes	—	0.0%	112,611	141.7%	200	0.1%
Adjustment to deferred tax assets	8,578	16.0%	15,210	19.1%	—	0.0%
Change in valuation allowance	5,830	10.8%	(91,807)	-115.5%	82,572	39.6%
Income tax expense (benefit)	$(524)	-1.0%	$(121)	-0.2%	$342	0.1%

Deferred income tax expense (benefit) results primarily from the timing of temporary differences between the tax and financial statement carrying amounts of goodwill. The net deferred tax asset and liability in the accompanying consolidated balance sheets consists of the following components (in thousands):

	For the Years Ended December 31,
	2018	2017
Deferred tax assets
Net operating loss carryforward	$123,562	$112,289
Foreign tax credit carryforward	631	631
Capitalized research and development	73,893	66,500
Share-based compensation	21,319	18,735
Loss on MeiraGTx investments	—	6,294
Organization costs	27	30
Depreciation	838	772
Intangibles	27,769	30,788
163(j) interest limitations	1,252	—
Other	1,335	2,145
Total deferred tax assets	250,626	238,184
Deferred tax liabilities
Goodwill	(415)	(939)
Unrealized gain on MeiraGTx equity securities investment	(2,393)	—
Change in fair value of financial instruments	(4,112)	—
Total deferred tax liabilities	(6,920)	(939)
Total deferred tax assets, net	243,706	237,245
Valuation allowance	(244,121)	(238,184)
Deferred tax liability	$(415)	$(939)

At December 31, 2018, the Company has unused federal and state net operating loss (“NOL”) carry-forwards of $460.3 million and $404.3 million, respectively, that may be applied against future taxable income. These carry-forwards expire at various dates through December 31, 2037, with the exception of approximately $44.0 million of federal net operating loss carry-forwards, which will not expire. The 20-year limitation was eliminated for losses generated after January 1, 2018, giving the taxpayer the ability to carry forward losses indefinitely. However, NOL carry forward arising after January 1, 2018, will now be limited to 80 percent of taxable income.

The use of the Company’s NOL carry-forwards may, however, be subject to limitations as a result of an ownership change. A corporation undergoes an “ownership change,” in general, if a greater than 50% change (by value) in its equity ownership by one or more five‑percent stockholders (or certain groups of non‑five‑percent stockholders) over a three‑year period occurs. After such an ownership change, the corporation’s use of its pre‑change NOL carry‑forwards and other pre‑change tax attributes to offset its post‑change income is subject to an annual limitation determined by the equity value of the corporation on the date the ownership change occurs multiplied by a rate determined monthly by the Internal Revenue Service. This rate for March 2019 equals 2.39 percent. The Company experienced ownership changes under Section 382 of the Code in 2010, 2011 and 2016, but the Company did not reduce the gross deferred tax assets related to the NOL carry-forwards because the limitations do not hinder the Company’s ability to potentially utilize all of the NOL carry-forwards.

The Company is likely to experience another ownership change in the future, possibly in 2019, as a result of future shifts in stock ownership, which may include shifts in stock ownership as a result of any future equity offerings. A renewed ownership change will likely materially and substantially reduce the Company’s ability to fully utilize the NOL carry-forwards and, consequently, will likely reduce the gross deferred tax assets related to the NOL carry-forwards. If an ownership change occurred and if the Company earned net taxable income, our ability to use the pre‑change NOLs to offset U.S. federal taxable income would be subject to these limitations, which could potentially result in increased future tax liability compared to the tax liability the Company would incur if the use of NOL carry-forwards were not so limited.

In accordance with ASC 740, “Income Taxes,” the Company recorded a valuation allowance to fully offset the gross deferred tax asset, because it is more likely than not that the Company will not realize future benefits associated with these deferred tax assets at December 31, 2018 and 2017. The change in deferred tax liability has been recognized as an income tax benefit in the consolidated statements of operations for the years ended December 31, 2018 and 2017 and as income tax expense for the year ended December 31, 2016.

The Company follows guidance on accounting for uncertainty in income taxes which prescribes a minimum threshold a tax position is required to meet before being recognized in the financial statements. The Company does not have any liabilities as of December 31, 2018 and 2017 to account for potential income tax exposure. The Company is obligated to file income tax returns in the U.S. federal jurisdiction and several U.S. States. Since the Company had losses in the past, all prior years that generated net operating loss carry-forwards are open and subject to audit examination in relation to the net operating loss generated from those years.

20. Subsequent Events

ATM Offering

On August 4, 2017, the Company entered into a Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) under which the Company may sell up to $40.0 million in shares of its common stock in one or more placements at prevailing market prices for its common stock (the “ATM Offering”).  The Company has no obligation to sell any shares under the Sales Agreement, and may at any time suspend solicitation and offers under the Sales Agreement. Any sales would be effected pursuant to the Company’s registration statement on Form S-3 (File No. 333-222364), declared effective by the SEC on January 10, 2018. The Company filed a prospectus, dated January 12, 2018, with the SEC in connection with the offer and sale of the shares pursuant to the Sales Agreement.

As of December 31, 2018,  the Company had not sold any shares of common stock under the ATM Offering. Subsequent to December 31, 2018 and through January 9, 2019, the Company sold 13,778,705 shares of common stock at a weighted average price of $2.17 per share through the ATM Offering and received total gross proceeds of $29.9 million ($29.0 million net of $0.9 million of commissions payable by the Company).

21. Quarterly Financial Data (unaudited)

The following table presents our unaudited quarterly financial data. Our quarterly results of operations for these periods are not necessarily indicative of our future results of operations.

	Three Months Ended		Three Months Ended		Three Months Ended			Three Months Ended
(in thousands,	December 31,		September 30,		June 30,			March 31,
except per share data)	2018	2017	2018	2017	2018		2017	2018	2017

Net sales	$58	$187	$198	$1,036	$161		$1,698	$274	$2,336
License and other revenue	174	1,277	174	1,241	198		1,259	159	3,230
Total revenue	232	1,464	372	2,277	359		2,957	433	5,566
Cost of sales	51	222	59	277	103		266	199	567
Write-down of inventory	5	(22)	20	933	98		373	147	370
Gross profit	176	1,264	293	1,067	158		2,318	87	4,629
Operating expenses:
Research and development	17,090	10,499	11,918	11,775	10,178		10,056	9,780	8,447
Selling, general and administrative	10,914	7,916	9,668	9,121	8,812		9,902	8,250	10,118
Total operating expenses	28,004	18,415	21,586	20,896	18,990		19,958	18,030	18,565
Loss from operations	(27,828)	(17,151)	(21,293)	(19,829)	(18,832)		(17,640)	(17,943)	(13,936)
Total other expense	13,651	1,476	(7,494)	1,874	(39,775)		4,674	2,498	3,315
Income tax expense (benefit)	38	(437)	—	—	(562)		—	—	316
Net income (loss)	(41,517)	(18,190)	(13,799)	(21,703)	21,505		(22,314)	(20,441)	(17,567)
Deemed dividend on convertible preferred stock and Class E redeemable convertible units	515	490	515	490	491		469	490	469
Net income (loss) attributable to common stockholders	(42,032)	(18,680)	(14,314)	(22,193)	21,014	(1)	(22,783)	(20,931)	(18,036)
Basic net income (loss) per share of common stock	$(0.37)	$(0.24)	$(0.13)	$(0.42)	$0.25		$(0.44)	$(0.27)	$(0.39)

Diluted net income (loss) per share of common stock	(0.37)	(0.24)	(0.13)	(0.42)	0.24	(0.44)	(0.27)	(0.39)
Weighted average basic shares of common stock outstanding	113,130,817	78,397,156	113,101,776	52,570,880	85,004,107	51,846,521	78,650,143	46,507,435
Weighted average diluted shares of common stock outstanding	113,130,817	78,397,156	113,101,776	52,570,880	90,164,248	51,846,521	78,650,143	46,507,435

(1)

Net income attributable to common stockholders for the three months ended June 30, 2018 includes the unrealized gain on equity securities related to the MeiraGTx initial public offering (the “MeiraGTx IPO”) on June 12, 2018. Upon completion of the MeiraGTx IPO, the Company discontinued the equity method of accounting for the investment in MeiraGTx and determined the remaining investment to be an equity security accounted for in accordance with ASC 321. As the Company’s investment in MeiraGTx common stock has a readily determinable market value, the Company recorded an unrealized gain of $40.5 million in June 2018 related to the fair value of its ownership of common stock of MeiraGTx (Note 10).

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

4.4	Form of 2013 Warrant (incorporated by reference to Exhibit 10.46 to the Registrant's Registration Statement on Form S-1 (File No. 333-211949), filed with the SEC on June 10, 2016).
4.5	Form of 2013/2014 Warrant (incorporated by reference to Exhibit 10.47 to the Registrant's Registration Statement on Form S-1 (File No. 333-211949), filed with the SEC on June 10, 2016).
4.6	Form of 2015 Warrant (incorporated by reference to Exhibit 10.48 to the Registrant's Registration Statement on Form S-1 (File No. 333-211949), filed with the SEC on June 10, 2016).
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

10.5

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

10.8

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

10.17

Third Amendment to Supply and Distribution Agreement, dated February 13, 2017, by and among Kadmon Pharmaceuticals, LLC and Camber Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-K (File No. 001-37841), filed with the SEC on March 22, 2017).

10.18

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

10.28

Sixth Amendment to Lease Agreement, dated August 11, 2017, by and between ARE-East River Science Park, LLC and Kadmon Corporation, LLC (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 001-37841), filed with the SEC on August 14, 2017).

10.29

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

10.31

Amended and Restated Kadmon Holdings, Inc. 2016 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.57 to the Registrant’s Annual Report on Form 10-K (File No. 001-37841), filed with the SEC on March 6, 2018).

10.32

Form of Stock Appreciation Right Agreement under Amended and Restated Kadmon Holdings, Inc. 2016 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.58 to the Registrant’s Annual Report on Form 10-K (File No. 001-37841), filed with the SEC on March 6, 2018).

10.33

Fifth Waiver Agreement to Credit Agreement, dated March 2, 2018, by and among Kadmon Pharmaceuticals, LLC, the guarantors from time to time party thereto, the lenders from time to time party thereto and Perceptive Credit Holdings, L.P. (incorporated herein by reference to Exhibit 10.59 to the Registrant’s Annual Report on Form 10-K (File No. 001-37841), filed with the SEC on March 6, 2018).

10.34

Amended and Restated Kadmon Holdings, Inc. 2016 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37841), filed with the SEC on May 8, 2018).

10.35

Form of Subscription Agreement dated June 11, 2018 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37841), filed with the SEC on June 14, 2018).

10.36

Amendment # 4 to Credit Agreement dated June 12, 2018, by and among Kadmon Pharmaceuticals, LLC, the guarantors from time to time party thereto, the lenders from time to time party thereto and Perceptive Credit Holdings, L.P. (incorporated herein by referend to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37841), filed with the SEC on June 13, 2018.

10.37

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

10.38

Controlled Equity Offering Sales Agreement, dated August 4, 2017, between the Registrant and Cantor Fitzgerald & Co. (incorporated herein by reference to Exhibit 1.2 to the Registrant’s Registration Statement on Form S-3 (File No. 333-219712), filed with the SEC on August 4, 2017.

10.39*	Form of Performance Stock Option Agreement under Amended and Restated Kadmon Holdings, Inc. 2016 Equity Incentive Plan.
10.40*	Separation and Release Agreement between Kadmon Corporation, LLC and Konstantin Poukalov, dated November 30, 2018.
10.41*	Sixth Waiver Agreement to Credit Agreement, dated March 6, 2019, by and among Kadmon Pharmaceuticals, LLC, the guarantors party thereto and Perceptive Credit Holdings, L.P.
21.1*	List of subsidiaries.
23.1*	Consent of independent registered public accounting firm.
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
101*

The following materials from the Kadmon Holdings, Inc. Form 10-K for the year ended December 31, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at December 31, 2018 and 2017, (ii) Consolidated Statements of Operations for the years ended December 31, 2018, 2017 and 2016, (iii) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2018, 2017 and 2016, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016, and (v) Notes to the Financial Statements.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Kadmon Holdings, Inc.

Date: March 7, 2019	By:	/s/ Harlan W. Waksal Harlan W. Waksal President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

March 7, 2019
Signature	Title	Date

/s/ Harlan W. Waksal	President and Chief Executive Officer	March 7, 2019
Harlan W. Waksal	(Principal Executive Officer)

/s/ Steven Meehan	Executive Vice President, Chief Financial Officer	March 7, 2019
Steven Meehan	(Principal Financial Officer)

/s/ Kyle Carver	Principal Accounting Officer, Controller	March 7, 2019
Kyle Carver	(Principal Accounting Officer)

/s/ Tasos Konidaris	Director	March 7, 2019
Tasos Konidaris

/s/ Eugene Bauer	Director	March 7, 2019
Eugene Bauer

/s/ D. Dixon Boardman	Director	March 7, 2019
D. Dixon Boardman

/s/ David E. Cohen	Director	March 7, 2019
David E. Cohen

/s/ Cynthia Schwalm	Director	March 7, 2019
Cynthia Schwalm

/s/ Susan Wiviott	Director	March 7, 2019
Susan Wiviott