Form 10-Q
period 2019-03-31
Kadmon Holdings, Inc.
filed 2019-05-09
CIK 1557142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________________

FORM 10-Q

_______________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

_______________________________

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☒	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐     No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.001 per share	KDMN	The New York Stock Exchange

The number of shares of the registrant’s common stock outstanding as of May 3, 2019 was 129,479,895.

Kadmon Holdings, Inc.

Form 10-Q

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q may be forward-looking statements. Statements regarding our future results of operations and financial position, business strategy and plans and objectives of management for future operations, including, among others, statements regarding future capital expenditures and debt service obligations, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions.

Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We believe that these factors include, but are not limited to, the following:

•	the initiation, timing, progress and results of our preclinical studies and clinical trials, and our research and development programs;
•	our ability to advance product candidates into, and successfully complete, clinical trials;
•	our reliance on the success of our product candidates;
•	the timing or likelihood of regulatory filings and approvals;
•	our ability to expand our sales and marketing capabilities;
•	the commercialization of our product candidates, if approved;
•	the pricing and reimbursement of our product candidates, if approved;
•	the implementation of our business model, strategic plans for our business, product candidates and technology;
•	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;
•	our ability to operate our business without infringing, misappropriating or otherwise violating the intellectual property rights and proprietary technology of third parties;
•	cost associated with defending or enforcing, if any, intellectual property infringement, misappropriation or
•	other intellectual property violation, product liability and other claims;
•	regulatory and governmental policy developments in the United States, Europe and other jurisdictions;
•	estimates of our expenses, future revenues, capital requirements and our needs for additional financing;
•	the potential benefits of strategic collaboration agreements and our ability to enter into strategic arrangements;
•	our ability to maintain and establish collaborations or obtain additional grant funding;
•	the rate and degree of market acceptance, if any, of our product candidates, if approved;
•	developments relating to our competitors and our industry, including competing therapies;
•	our ability to effectively manage our anticipated growth;
•	our ability to attract and retain qualified employees and key personnel;
•	our ability to achieve cost savings and benefits from our efforts to streamline our operations and to not harm our business with such efforts;
•	our expectations regarding the period during which we qualify as an emerging growth company under the Jumpstart Our Business Startups Act (JOBS Act);
•	statements regarding future revenue, hiring plans, expenses, capital expenditures, capital requirements and share performance;
•	litigation, including costs associated with prosecuting or defending pending or threatened claims and any adverse outcomes or settlements not covered by insurance;
•	our expected use of cash and cash equivalents and other sources of liquidity;
•	our ability to amend or refinance the 2015 Credit Agreement due July 1, 2020;
•	the future trading price of the shares of our common stock and impact of securities analysts’ reports on these prices;
•	the future trading price of our investments and our potential inability to sell those securities;
•	our ability to apply unused federal and state net operating loss carryforwards against future taxable income; and
•	other risks and uncertainties, including those listed under the caption “Risk Factors.”

The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions, and we may not actually achieve the plans, intentions or expectations included in our forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements.

PART I. FINANCIAL INFORMATION

Kadmon Holdings, Inc.

Consolidated balance sheets

(in thousands, except share amounts)

	March 31,	December 31,
	2019	2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$99,358	$94,740
Accounts receivable, net	1,501	1,690
Inventories, net	936	925
Prepaid expenses and other current assets	1,969	1,581
Total current assets	103,764	98,936
Fixed assets, net	3,566	3,654
Right of use lease asset	22,006	—
Goodwill	3,580	3,580
Restricted cash	2,116	2,116
Investment, equity securities	60,903	34,075
Investment, at cost	2,300	2,300
Total assets	$198,235	$144,661

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,657	$9,986
Accrued expenses	11,280	13,508
Lease liability - current	3,742	—
Fair market value of financial instruments	748	524
Secured term debt – current	2,250	—
Total current liabilities	26,677	24,018
Lease liability - noncurrent	22,610	—
Deferred rent	—	4,290
Deferred tax liability	415	415
Other long term liabilities	—	47
Secured term debt – net of current portion and discount	25,325	27,480
Total liabilities	75,027	56,250
Commitments and contingencies (Note 15 and 16)
Stockholders’ equity:
Convertible Preferred Stock, $0.001 par value; 10,000,000 shares authorized at March 31, 2019 and December 31, 2018; 30,000 shares issued and outstanding at March 31, 2019 and December 31, 2018	42,746	42,231
Common Stock, $0.001 par value; 200,000,000 shares authorized at March 31, 2019 and December 31, 2018; 126,909,522 and 113,130,817 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	127	113
Additional paid-in capital	346,901	315,710
Accumulated deficit	(266,566)	(269,643)
Total stockholders’ equity	123,208	88,411
Total liabilities and stockholders’ equity	$198,235	$144,661

See accompanying notes to consolidated financial statements

Kadmon Holdings, Inc.

Consolidated statements of operations (unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2019	2018
Revenues
Net sales	$67	$274
Other revenue	174	159
Total revenue	241	433
Cost of sales	31	199
Write-down of inventory	—	147
Gross profit	210	87
Operating expenses:
Research and development	14,991	9,780
Selling, general and administrative	7,946	8,250
Total operating expenses	22,937	18,030
Loss from operations	(22,727)	(17,943)
Other (income) expense:
Interest income	(656)	(69)
Interest expense	932	1,465
Change in fair value of financial instruments	224	(141)
Loss on equity method investment	—	1,242
Unrealized gain on equity securities	(26,828)	—
Other expense	9	1
Total other (income) expense	(26,319)	2,498
Income (loss) before income tax expense	3,592	(20,441)
Income tax expense	—	—
Net income (loss)	$3,592	$(20,441)
Deemed dividend on convertible preferred stock	515	490
Net income (loss) attributable to common stockholders	$3,077	$(20,931)

Basic net income (loss) per share of common stock	$0.02	$(0.27)
Diluted net income (loss) per share of common stock	$0.02	$(0.27)
Weighted average basic shares of common stock outstanding	126,330,788	78,650,143
Weighted average diluted shares of common stock outstanding	126,406,039	78,650,143

See accompanying notes to consolidated financial statements

Kadmon Holdings, Inc.

Consolidated statements of stockholders’ equity (unaudited)

(in thousands, except share amounts)

	Preferred stock		Common stock		Additional paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	Deficit	Total
Balance, December 31, 2017	30,000	$40,220	78,643,954	$79	$198,856	$(237,397)	$1,758
Share-based compensation expense	—	—	—	—	2,572	—	2,572
Common stock issued for warrant exercises	—	—	8,195	—	26	—	26
Cumulative effect of change in accounting principle - ASC 606 adoption	—	—	—	—	—	24,017	24,017
Beneficial conversion feature on convertible preferred stock	—	98	—	—	—	(98)	—
Accretion of dividends on convertible preferred stock	—	392	—	—	—	(392)	—
Net loss	—	—	—	—	—	(20,441)	(20,441)
Balance, March 31, 2018	30,000	$40,710	78,652,149	$79	$201,454	$(234,311)	$7,932
Share-based compensation expense	—	—	—	—	3,023	—	3,023
Common stock issued in public offering, net	—	—	34,303,030	34	105,727	—	105,761
Common stock issued for warrant exercises	—	—	123,639	—	562	—	562
Common stock issued under ESPP plan	—	—	22,958	—	65	—	65
Beneficial conversion feature on convertible preferred stock	—	98	—	—	—	(98)	—
Accretion of dividends on convertible preferred stock	—	393	—	—	—	(393)	—
Net income	—	—	—	—	—	21,505	21,505
Balance, June 30, 2018	30,000	$41,201	113,101,776	$113	$310,831	$(213,297)	$138,848
Share-based compensation expense	—	—	—	—	2,833	—	2,833
Beneficial conversion feature on convertible preferred stock	—	103	—	—	—	(103)	—
Accretion of dividends on convertible preferred stock	—	412	—	—	—	(412)	—
Net loss	—	—	—	—	—	(13,799)	(13,799)
Balance, September 30, 2018	30,000	$41,716	113,101,776	$113	$313,664	$(227,611)	$127,882
Share-based compensation expense	—	—	—	—	1,963	—	1,963
Common stock issued under ESPP plan	—	—	29,041	—	83	—	83
Beneficial conversion feature on convertible preferred stock	—	103	—	—	—	(103)	—
Accretion of dividends on convertible preferred stock	—	412	—	—	—	(412)	—
Net loss	—	—	—	—	—	(41,517)	(41,517)
Balance, December 31, 2018	30,000	$42,231	113,130,817	$113	$315,710	$(269,643)	$88,411
Share-based compensation expense	—	—	—	—	2,156	—	2,156
Common stock issued in public offering, net	—	—	13,778,705	14	29,035	—	29,049
Beneficial conversion feature on convertible preferred stock	—	103	—	—	—	(103)	—
Accretion of dividends on convertible preferred stock	—	412	—	—	—	(412)	—
Net income	—	—	—	—	—	3,592	3,592
Balance, March 31, 2019	30,000	$42,746	126,909,522	$127	$346,901	$(266,566)	$123,208

See accompanying notes to consolidated financial statements

Kadmon Holdings, Inc.

Consolidated statements of cash flows (unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$3,592	$(20,441)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization of fixed assets	467	349
Amortization of right of use lease asset	818	—
Write-down of inventory	—	147
Amortization of deferred financing costs	—	127
Amortization of debt discount	95	575
Amortization of debt premium	—	(188)
Share-based compensation	2,156	2,572
Change in fair value of financial instruments	224	(141)
Loss on equity method investment	—	1,242
Unrealized gain on equity securities	(26,828)	—
Changes in operating assets and liabilities:
Accounts receivable, net	189	643
Inventories, net	(11)	(412)
Prepaid expenses and other assets	(388)	(424)
Accounts payable	(1,311)	285
Lease liability	(908)	—
Accrued expenses, other liabilities and deferred rent	(2,228)	(1,443)
Net cash used in operating activities	(24,133)	(17,109)

Cash flows from investing activities:
Purchases of fixed assets	(298)	(127)
Net cash used in investing activities	(298)	(127)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	29,049	—
Principal payments on secured term debt	—	(1,140)
Proceeds from exercise of warrants	—	26
Net cash provided by (used in) financing activities	29,049	(1,114)
Net increase (decrease) in cash, cash equivalents and restricted cash	4,618	(18,350)
Cash, cash equivalents and restricted cash, beginning of period	96,856	69,633
Cash, cash equivalents and restricted cash, end of period	$101,474	$51,283

Components of cash, cash equivalents, and restricted cash
Cash and cash equivalents	99,358	49,167
Restricted cash	2,116	2,116
Total cash, cash equivalents, and restricted cash	101,474	51,283

Supplemental cash flow disclosures:
Cash paid for interest	$836	$961
Non-cash investing and financing activities:
Beneficial conversion feature on convertible preferred stock	103	98
Accretion of dividends on convertible preferred stock	412	392
Unpaid fixed asset additions	81	—
Operating lease liabilities arising from obtaining right-of-use assets	31	—
Cumulative effect of change in accounting principle - ASC 842 adoption	27,083	—
Cumulative effect of change in accounting principle - ASC 606 adoption	—	24,017

See accompanying notes to consolidated financial statements

Kadmon Holdings, Inc.

Notes to consolidated financial statements (unaudited)

1. Organization

Nature of Business

Kadmon Holdings, Inc. (together with its subsidiaries, “Kadmon” or “Company”) is a fully integrated biopharmaceutical company engaged in the discovery, development and commercialization of small molecules and biologics to address disease areas of significant unmet medical needs, with a near-term clinical focus on inflammatory and fibrotic diseases as well as immuno-oncology.  The Company leverages its multi-disciplinary research and clinical development team members to identify and pursue a diverse portfolio of novel product candidates, both through in-licensing products and employing its small molecule and biologics platforms. By retaining global commercial rights to its lead product candidates, the Company believes that it has the ability to develop these candidates while maintaining flexibility for commercial and licensing arrangements. The Company expects to continue to progress its clinical candidates and have further clinical trial events throughout 2019.

Liquidity

The Company maintained cash and cash equivalents of $99.4 million at March 31, 2019. The Company had an accumulated deficit of $266.6 million and working capital of $77.1 million at March 31, 2019.  The Company entered into a Sales Agreement with Cantor Fitzgerald & Co. in August 2017 under which the Company may sell up to $40.0 million in shares of its common stock in one or more placements at prevailing market prices for its common stock (the “ATM Offering”). Any such sales would be effected pursuant to the Company’s registration statement on Form S-3 (File No. 333-222364), declared effective by the Securities Exchange Commission (“SEC”) on January 10, 2018. As of December 31, 2018, the Company had not sold any shares of common stock under the ATM Offering. In January 2019, the Company sold 13,778,705 shares of common stock at a weighted average price of $2.17 per share through the ATM Offering and received total gross proceeds of $29.9 million ($29.0 million net of $0.9 million of commissions payable by the Company).  In  April 2019, the Company sold 2,538,100 shares of common stock at a price of $2.70 per share through the ATM Offering and received total gross proceeds of $6.9 million ($6.7 million net of $0.2 million of commissions payable by the Company) (Note 19). The Company’s existing cash and cash equivalents are expected to enable it to advance its planned Phase 2 clinical studies for KD025 and advance certain of its other pipeline product candidates and provide for other working capital purposes.

Management’s plans include continuing to finance operations through the issuance of additional equity securities and expanding the commercial portfolio through the development of the current pipeline or through strategic collaborations. Any transactions which occur may contain covenants that restrict the ability of management to operate the business or may have rights, preferences or privileges senior to the Company’s common stock and may dilute current stockholders of the Company.

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

The Company’s cash and cash equivalents are not expected to be sufficient to enable the Company to meet its long-term expected plans, including commercialization of clinical pipeline products, if approved, or initiation or completion of future registrational studies. The Company has no commitments for any additional financing and may not be successful in its efforts to raise additional funds or achieve profitable operations, and there can be no assurance that additional financing will be available to the Company on commercially acceptable terms or at all. Any amounts raised will be used for further development of the Company’s product candidates, for marketing and promotion, to secure additional property and equipment and for other working capital purposes.

If the Company is unable to obtain additional capital, its long-term business plan may not be accomplished and the Company may be forced to curtail or cease operations. Further, the 2015 Credit Agreement contains certain developmental milestones that must be achieved by December 31, 2019, which are considered to be outside of the Company’s control, as well as a minimum liquidity covenant. As such, if achievement of the developmental milestones does not occur as anticipated by December 31, 2019 or the Company violates its minimum liquidity covenant, the Company may need to use cash and cash equivalents to fund certain repayment commitments, as any such non-compliance could, under the remedies set forth in the 2015 Credit Agreement, trigger a termination of the Commitments (as defined in the 2015 Credit Agreement) or a declaration by the Lender that the Loan (as defined in the 2015 Credit Agreement) be due and payable in whole or part, together with any applicable fees and/or interest thereon. These factors individually and collectively continue to raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern.

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

Interim Financial Statements

 The accompanying financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the final results that may be expected for the year ended December 31, 2019. These unaudited financial statements should be read in conjunction with the audited financial statements included in Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Actual results could differ from those estimates.

Critical Accounting Policies

The Company’s significant accounting policies are disclosed in the audited financial statements included in Item 8 of the Annual Report on Form 10-K as of and for the year ended December 31, 2018. Since the date of such financial statements, there have been no changes to the Company’s significant accounting policies, other than those described below.

Accounting for Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016 02, “Leases” (“ASC 842”) to enhance the transparency and comparability of financial reporting related to leasing arrangements. Under this new lease standard, most leases are required to be recognized on the balance sheet as right-of-use assets and lease liabilities. Disclosure requirements have been enhanced with the objective of enabling financial statement users to assess the amount, timing, and uncertainty of cash flows arising from leases. Prior to January 1, 2019, GAAP did not require lessees to recognize assets and liabilities related to operating leases on the balance sheet. The new standard establishes a right-of-use model (“ROU”) that requires a lessee to recognize a ROU asset and corresponding lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement as well as the reduction of the right of use asset. The Company has adopted the standard effective January 1, 2019 and has chosen to use the effective date as our date of initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods prior to January 1, 2019. The new standard provides a number of optional practical expedients in transition. The Company has elected to apply the ‘package of practical expedients’ which allow us to not reassess (i) whether existing or expired arrangements contain a lease, (ii) the lease classification of existing or expired leases, or (iii) whether previous initial direct costs would qualify for capitalization under the new lease standard. The Company has also elected to apply (i) the practical expedient which allows us to not separate lease and non-lease components, for new leases entered into after adoption and (ii) the short-term lease exemption for all leases with an original term of less than 12 months, for purposes of applying the recognition and measurements requirements in the new standard. In preparation for adoption of the standard, the Company implemented internal controls to enable the preparation of financial information including the assessment of the impact of the standard. For the impact to the Company’s consolidated financial statement upon adoption of the new leasing standard, see Note 8 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on specific facts and circumstances, the existence of an identified asset(s), if any, and the Company’s control over the use of the identified asset(s), if applicable. Operating lease liabilities and their corresponding right-of-use assets are recorded based on the present value of future lease payments over the expected lease term. The interest rate implicit in lease contracts is typically not readily determinable. As such, the Company will utilize the incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. As of the ASC 842 effective date, the Company’s incremental borrowing rate ranges from approximately 4.0%-5.6% based on the remaining lease term of the applicable leases.

The Company has elected to combine lease and non-lease components as a single component. Operating leases are recognized on the balance sheet as ROU lease assets, lease liabilities current and lease liabilities non-current. Fixed rents are included in the calculation of the lease balances while variable costs paid for certain operating and pass-through costs are excluded. Lease expense is recognized over the expected term on a straight-line basis.

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

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers for the three months ended March 31, 2019 and 2018:

	Three Months Ended	Three Months Ended
	March 31, 2019	March 31, 2018
Product sales	$67	$274
Other revenue	174	159
Total revenue	$241	$433

Product Sales

The Company markets and distributes a  portfolio of products, including ribavirin and tetrabenazine. These contracts typically include a single promise to deliver a fixed amount of product to the customer with payment due within 30 days of shipment. Revenues are recognized when control of the promised goods is transferred to the customer, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods.

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

Other Revenue

The other revenue generated by the Company is primarily related to a transition services agreement and sublease agreement with MeiraGTx Holdings plc (“MeiraGTx”) (Note 11). The Company performed various professional services under a transition services agreement (“TSA”) that supported MeiraGTx until the expiration of the agreement in April 2018. The Company continues to provide office space to MeiraGTx under a sublease agreement. The Company recognizes revenue related to transition services and sublease agreements as they are performed.

Contract Balances

The timing of revenue recognition may differ from the timing of invoicing to customers. Accounts receivable are recorded at the invoiced amount, net of an allowance for doubtful accounts. A receivable is recognized in the period we deliver goods or provide services or when our right to consideration is unconditional. The Company has not recognized any assets for costs to obtain or fulfill a contract with a customer as of March 31, 2019.

Transaction Price Allocated to Future Performance Obligations

ASC 606 requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of March 31, 2019. The guidance provides certain practical expedients that limit this requirement. The Company has various contracts that meet the following practical expedients provided by ASC 606:

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

The Company does not have any performance obligations that have not yet been satisfied as of March 31, 2019 and therefore there is no transaction price allocated to future performance obligations under ASC 606.

Recent Accounting Pronouncements

In November 2018, the FASB issued ASU No. 2018-18, “Collaborative Arrangements (Topic 808): Clarifying the Interaction Between Topic 808 and Topic 606”, which requires transactions in collaborative arrangements to be accounted for under ASC 606 if the counterparty is a customer for a good or service (or bundle of goods and services) that is a distinct unit of account. The amendments also preclude entities from presenting consideration from transactions with a collaborator that is not a customer together with revenue recognized from contracts with customers. The ASU is effective for annual or interim periods beginning after December 15, 2019. Early adoption is permitted for entities that have adopted ASC 606. The Company is evaluating the impact of adopting this standard.

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

In June 2018, the FASB issued ASU No. 2018-07, “Compensation – Stock Compensation”, which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees, except for specific exceptions. This ASU is effective for annual or any interim periods beginning after December 15, 2018. The Company adopted this standard on January 1, 2019, which did not have a significant impact on its consolidated financial statements as the fair value of the Company’s awards to nonemployees is immaterial.

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

3. Stockholders’ Equity

5% Convertible Preferred Stock

The Company had 30,000 shares of 5% convertible preferred stock outstanding at March 31, 2019, which converts into shares of the Company’s common stock at a 20% discount to the price per share of common stock in the Company’s initial public offering (“IPO”) of $12.00 per share. The Company accrued dividends on the 5% convertible preferred stock of $0.4 million during each of the three months ended March 31, 2019 and 2018. The Company calculated a deemed dividend of $0.1 million on the $0.4 million of accrued dividends during each of the three months ended March 31, 2019 and 2018, which is a beneficial conversion feature. The stated liquidation preference amount on the 5% convertible preferred stock totaled $33.0 million at March 31, 2019.

Common Stock

The Company’s certificate of incorporation authorizes the issuance of up to 200,000,000 shares of the Company’s common stock, par value $0.001 per share.

4. Net Income (Loss) per Share Attributable to Common Stockholders

Basic net income (loss) attributable to common stockholders per share is computed by dividing the net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Shares issued during the period are weighted for the portion of the period that they were outstanding. Because the Company has reported a net loss for the three months ended March 31, 2018, diluted net loss per common share is the same as basic net loss per common share for that period. For the three months ended March 31, 2019, diluted net income per share is calculated in a manner consistent with that of basic net income per share while giving effect to all potentially dilutive common shares that were outstanding during the period. The following table summarizes the computation of basic and diluted net income (loss) per share attributable to common stockholders of the Company (in thousands, except share and per share amounts):

	Three Months Ended
	March 31,
	2019	2018
Numerator – basic and diluted:
Net income (loss) available to common stockholders - basic and diluted	$3,077	$(20,931)

Denominator – basic and diluted:
Weighted average common shares outstanding used to compute basic net income (loss) per share	126,330,788	78,650,143
Effect of dilution:
Options to purchase common stock	75,251	—
Weighted average common shares outstanding used to compute diluted net income (loss) per share	126,406,039	78,650,143

Net income (loss) per share, basic	$0.02	$(0.27)
Net income (loss) per share, diluted	$0.02	$(0.27)

The amounts in the table below were excluded from the calculation of diluted net income (loss) per share, due to their anti-dilutive effect:

	Three Months Ended
	March 31,
	2019	2018
Options to purchase common stock	8,816,778	8,374,489
Warrants to purchase common stock	11,999,852	14,713,790
Convertible preferred stock	3,562,221	3,392,592
Total shares of common stock equivalents	24,378,851	26,480,871

5. Debt

The Company is a party to one credit agreement in the following amount (in thousands):

	March 31,	December 31,
	2019	2018

Secured term debt due July 1, 2020	$28,046	$28,046
Total debt before debt discount	28,046	28,046
Less: Debt discount	(471)	(566)
Total debt payable	$27,575	$27,480

Debt payable, current portion	$2,250	$—
Debt payable, long-term	$25,325	$27,480

Secured Term Debt

August 2015 Secured Term Debt

In August 2015, the Company entered into a secured term loan in the amount of $35.0 million with two lenders (“2015 Credit Agreement”). The interest rate on the loan is LIBOR plus 9.375% with a 1% floor. As of March 31, 2019, there were five amendments to the 2015 Credit Agreement, which, among other things, have extended the maturity date and due date of principal payments under the 2015 Credit Agreement,  repaid all amounts due to one of the lenders, revised terms of certain warrants issued in connection with the 2015 Credit Agreement (Note 6), and amended certain covenants, including adding non-financial developmental milestones which must be met by December 31, 2019. As amended, the basic terms of the loan require monthly payments of interest only through December 31, 2019, with principal payments in the amount of $750,000 payable monthly beginning on January 31, 2020. Any outstanding balance of the loan and accrued interest is to be repaid on July 1, 2020, the maturity date. The secured term loan is collateralized by a first priority perfected security interest in all the tangible and intangible property of the Company.

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

The minimum payments required on the outstanding balances of the 2015 Credit Agreement at March 31, 2019 are (in thousands):

2015 Credit Agreement
2019	$—
2020	28,046
$28,046

The following table provides components of interest expense and other related financing costs (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Interest expense and other financing costs	$837	$951
Amortization of deferred financing costs, debt discount and debt premium	95	514
Interest expense	$932	$1,465

6. Financial Instruments

Equity Issued Pursuant to Credit Agreements

In connection with the 2015 Credit Agreement (Note 5), as fees to the lenders thereunder, the Company issued warrants to purchase an aggregate of $6.3 million of the Company’s Class A units, which were exchanged for 617,651 warrants with a strike price of $10.20 per share to purchase the same number of shares of the Company’s common stock upon consummation of the Company’s IPO in August 2016 (“2015 Warrants”).

As of March 31, 2019, the exercise price of a portion of the 2015 Warrants to purchase an aggregate of 529,413 shares of the Company’s common stock is $3.30 per warrant share and the exercise price of the remaining 2015 Warrants to purchase an aggregate of 88,238 shares of the Company’s common stock is $4.50 per warrant share. Since these warrants are exercisable and are redeemable at the option of the holder upon the occurrence of, and during the continuance of, an event of default, the fair value of the warrants is recorded as a short-term liability of $0.7 million and $0.5 million at March 31, 2019 and December 31, 2018, respectively.

The Company used the Black-Scholes pricing model to value the warrant liability at March 31, 2019 with the following assumptions: risk-free interest rate of 2.2%, expected term of 3.4 years, expected volatility of 74.2% and a dividend rate of 0%. The change in fair value of the warrants was $0.2 million and $0.3 million for the three months ended March 31, 2019 and 2018, respectively. None of these instruments have been exercised as of March 31, 2019 and December 31, 2018.

Other Warrants

In connection with the sale of common stock in March 2017, warrants to purchase 2,707,138 shares of common stock were issued at an exercise price of $4.50 per share. During April 2018, warrants to purchase 119,047 shares of common stock were exercised for which the Company received proceeds of $0.5 million. The remaining 2,588,091 warrants expired in April 2018. These warrants included a cash settlement option requiring the Company to record a liability for the fair value of the warrants at the time of issuance and at each reporting period with any change in the fair value reported as other income or expense. During the three months ended March 31, 2018, the decline in the fair value of these warrants was $(0.4) million.

Fair Value of Long-term Debt

The Company maintained a long-term secured debt balance of $25.3 million and $27.5 million at March 31, 2019 and December 31, 2018, respectively. As the secured debt becomes due on July 1, 2020 and monthly principal payments of $750,000  are due starting January 31, 2020, it has been recorded as long-term secured debt at December 31, 2018. At March 31, 2019,  $2.3 million of principal payments due in the first quarter of 2020 have been recorded as short-term secured debt and the remaining balance is recorded as long-term secured debt.  The underlying agreements for these balances were negotiated with third parties on an arms-length basis, at an interest rate which is considered to be in line with over-arching market conditions. Based on these factors, management considers the carrying value of the debt to approximate fair value at March 31, 2019.

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

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The table below represents the values of the Company’s financial instruments at March 31, 2019 and December 31, 2018 (in thousands):

	Fair Value Measurement Using Significant Other Observable Inputs (Level 2)
	March 31,	December 31,
Description	2019	2018
Warrants	$748	$524
Total	$748	$524

The table below represents a rollforward of the Level 2 financial instruments from January 1, 2018 to March 31, 2019 (in thousands):

Significant Other Observable Inputs
(Level 2)
Balance at January 1, 2018	$1,952
Change in fair value of financial instruments	(1,525)
Fair value of warrants modified in the Fifth Amendment	111
Exercise of warrants recorded as liability	(14)
Balance at December 31, 2018	$524
Change in fair value of financial instruments	224
Balance at March 31, 2019	$748

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

Warrants Outstanding

The following table summarizes information about warrants outstanding at March 31, 2019 and December 31, 2018:

	Warrants	Weighted Average Exercise Price
Balance, December 31, 2018	11,999,852	$5.97
Granted	—	—
Exercised	—	—
Forfeited	—	—
Balance, March 31, 2019	11,999,852	$5.97

7. Inventories

Inventories are stated at the lower of cost or net realizable value (on a first-in, first-out basis) using standard costs. Standard costs include an allocation of overhead rates, which include those costs attributable to managing the supply chain and are evaluated regularly. Variances are expensed as incurred.

The Company regularly reviews the expiration dates of its inventories and maintains a reserve for inventories that are probable to expire before shipment. Inventories recorded on the Company’s consolidated balance sheets are net of a reserve for expirable inventory of $2.1 million and $2.2 million at March 31, 2019 and December 31, 2018, respectively. The Company expensed inventory that it believes will not be sold prior to reaching its expiration date totaling $0.1 million during March 31, 2018, while no such expense was recorded for the March 31, 2019. If the amount and timing of future sales differ from management’s assumptions, adjustments to the estimated inventory reserves may be required.

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

The Company has concluded that KD034, its generic version of trientine hydrochloride, is commercially viable since it is the chemical equivalent of the original drug approved by the U.S. Food and Drug Administration (“FDA”). The Company has submitted two ANDAs with the FDA, and economic benefits of the pre-launch inventory recorded at March 31, 2019 are probable. Accordingly, the pre-launch costs are realizable as the Company expects the inventory will be sold or used prior to expiration. An assessment of likelihood that regulatory approval will not be obtained will be made at each reporting period. If at any time regulatory approval is deemed to not be probable, the inventory will be written down to its net realizable value, which is presumably zero, as the product would have no alternative future use. The Company maintained $0.9 million and $0.9 million of work-in-process inventory related to KD034 at March 31, 2019 and December 31, 2018, respectively.

Inventories are comprised of the following (in thousands):

	March 31,	December 31,
	2019	2018
Raw materials	$—	$—
Work-in-process	892	886
Finished goods, net	44	39
Total inventories	$936	$925

8. Leases

On January 1, 2019, the Company adopted ASC 842 using the modified retrospective transition approach allowed under ASU 2018-11 which releases companies from presenting comparative periods and related disclosures under ASC 842 and requires a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption (Note 2). The Company is party to six operating leases for office or laboratory space and three finance leases for office IT equipment.  The Company’s finance leases are immaterial both individually and in the aggregate. The Company has elected to apply the short-term lease exception to all leases of one year or less. As of March 31, 2019, this exception applies to two operating leases for office space, which are for a term of one year. Further, the Company has applied the guidance in ASC 842 to our corporate office and laboratory leases and have determined that these should be classified as operating leases. Consequently, as a result of the adoption of ASC 842, we recognized a ROU lease asset of approximately $22.7 million with a corresponding lease liability of approximately $27.0 million based on the present value of the minimum rental payments of such leases. In accordance with ASC 842, the beginning balance of the ROU lease asset was reduced by the existing deferred rent liability at inception of approximately $4.3 million. In the consolidated balance sheets at March 31, 2019, the Company has a ROU asset balance of $22.0 million and a current and non-current lease liability of $3.7 million and $22.6 million, respectively, relating to the ROU lease asset. The balance of both the ROU lease asset and the lease liabilities primarily consists of future payments under the Company’s office lease in New York, New York.

The Company is party to an operating lease in New York, New York for office and laboratory space for its headquarters. The lease commenced in October 2010 with the initial term set to expire in February 2021 and opened a secured letter of credit with a third party financial institution in lieu of a security deposit for $2.0 million which is included in restricted cash at March 31, 2019. As of March 31, 2019, there were six amendments to this lease agreement, which altered office and laboratory capacity and extended the lease term through October 2025, with total lease cost of $1.2 million for the three months ended March 31, 2019. This office lease contains the ability to extend portions of the lease at fair market value but does not have any renewal options.

The Company is party to an operating lease in Warrendale, Pennsylvania (the Company’s specialty-focused commercial operation). In March 2019, the Company entered into an amendment to this lease which extended the lease term to September 30, 2022, with two five-year renewal options which would extend the term to September 30, 2032, if exercised. Rental payments under the renewal period would be at market rates determined from the average rentals of similar tenants in the same industrial park. The option to renew this office lease was not considered when assessing the value of the ROU asset because the Company was not reasonably certain that it will assert its option to renew the lease. Total lease cost for this lease was $0.2 million for the three months ended March 31, 2019.

In August 2015, the Company entered into an operating office lease agreement in Cambridge, Massachusetts (the Company’s clinical office) effective January 2016 and expiring in April 2023. The Company opened a secured letter of credit with a third party financial institution in lieu of a security deposit for $0.1 million, which is included in restricted cash at March 31, 2019.  The Company is also party to an operating lease for laboratory space in Princeton, NJ, which expires in February 2021. Neither of these office leases contain any renewal options. Total lease cost for these leases was $0.1 million for the three months ended March 31, 2019.

Quantitative information regarding the Company’s leases for the three months ended March 31, 2019 is as follows (in thousands):

		Three Months Ended
Lease Cost	Classification	March 31, 2019
Operating lease cost (a)	SG&A Expenses	$1,168
Variable lease cost	SG&A Expenses	369
Sublease income (b)	Other Revenue	(173)
Net Lease Cost		$1,364

Other Information
Operating cash flows paid for amounts included in the measurement of lease liabilities		$1,150
Operating lease liabilities arising from obtaining right-of-use assets		31

Weighted average remaining lease term (years)		6.2
Weighted average discount rate		4.1%

(a)	Includes short-term lease costs and finance lease costs, which are immaterial.
(b)	Includes sublease income related to MeiraGTx (Note 11)

Future lease payments under noncancellable leases are as follows (in thousands) at March 31, 2019:

Future Lease Payments	Operating Leases	Finance Leases
2019	$3,489	$67
2020	4,753	48
2021	4,861	6
2022	4,823	—
2023	4,153	—
Thereafter	7,732	—
Total Lease Payments	$29,811	$121

Less: Imputed Interest	(3,567)	(13)
Total Lease Liabilities	$26,244	$108

Note: As most of the Company’s leases do not provide an implicit rate, we use the Company’s incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company uses the incremental borrowing rate on January 1, 2019 for operating leases that commenced prior to that date.

Future minimum rental payments under noncancellable leases are as follows (in thousands) at December 31, 2018:

Year ending December 31,	Amount
2019	$4,672
2020	4,204
2021	4,177
2022	4,286
2023	4,153
Thereafter	7,731
Total	$29,223

9. Fixed Assets

Fixed assets consisted of the following (in thousands):

	Useful Lives	March 31,	December 31,
	(Years)	2019	2018

Leasehold improvements	4-8	$10,217	$10,187
Office equipment and furniture	3-15	1,289	1,529
Machinery and laboratory equipment	3-15	3,438	3,247
Software	1-5	3,960	3,831
Construction-in-progress	̶̶̶̶	202	45
		19,106	18,839
Less accumulated depreciation and amortization		(15,540)	(15,185)
Fixed assets, net		$3,566	$3,654

Depreciation and amortization of fixed assets totaled $0.5 million and $0.3 million for the three months ended March 31, 2019 and 2018, respectively. The construction-in-progress balance is related to costs of leasehold improvements not yet placed in service and still under development. Unamortized computer software costs were $0.6 million and $0.7 million at March 31, 2019 and December 31, 2018, respectively. The amortization of computer software costs amounted to $0.1 million for each of the three months ended March 31, 2019 and 2018.

10. Goodwill

The Company’s goodwill relates to the 2010 acquisition of Kadmon Pharmaceuticals, LLC, a Pennsylvania limited liability company that was formed in April 2000. There were no changes in the carrying amount of goodwill for three months ended March 31, 2019 and the year ended December 31, 2018.

11. Investment in MeiraGTx

On June 12, 2018, MeiraGTx completed its initial public offering (the “MeiraGTx IPO”) whereby it sold 5,000,000 shares of common stock at $15.00 per share. MeiraGTx, a limited company under the laws of the Cayman Islands, is a clinical-stage biotech company developing novel gene therapy treatments for a wide range of inherited and acquired disorders for which there are no effective treatments available. The shares began trading on the Nasdaq Global Select Market on June 7, 2018 under the symbol “MGTX.”

Prior to the MeiraGTx IPO, for the period beginning January 1, 2018 through June 12, 2018, the Company recorded its share of MeiraGTx’s net loss under the equity method of accounting of $1.2 million. The Company had no remaining basis in any of the investments held in MeiraGTx prior to the MeiraGTx IPO. Upon completion of the MeiraGTx IPO, the Company’s investment was diluted to a 13.0% ownership in MeiraGTx common stock and the Company no longer has the ability to exert significant influence over MeiraGTx. The Company discontinued the equity method of accounting for the investment in MeiraGTx on June 12, 2018 and determined the remaining investment to be an equity security accounted for in accordance with ASC 321 at the date the investment no longer qualifies for the equity method of accounting. ASC 321 requires the investments to be recorded at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. As the Company’s investment in MeiraGTx common stock had a readily determinable market value, the Company recorded an unrealized gain of $40.5 million in June 2018 related to the fair value of its ownership of common stock of MeiraGTx. As of March 31, 2019 and December 31, 2018, the Company maintained a 10.7% and 12.9% ownership, respectively, in the common stock of MeiraGTx with a fair value of $60.9 million and $34.1 million, respectively, recorded as a noncurrent investment in equity securities as depending on certain circumstances, the Company may, at times, be deemed to be an affiliate of MeiraGTx. The Company has recorded an unrealized gain on the MeiraGTx common stock investment of $26.8 million for the three months ended March 31, 2019. The investment in MeiraGTx is valued using Level 1 inputs which includes quoted prices in active markets for identicial assets in accordance with the fair value hierarchy (Note 6). The Company has not realized any gains related to the investment in common stock of MeiraGTx.

The Company was party to a TSA with MeiraGTx which expired in April 2018. Upon expiration of the TSA, the Company continued to provide office space to MeiraGTx. On October 1, 2018, the Company and MeiraGTx entered into a sublease agreement which is effective from October 1, 2018 for a period of two months and will automatically be renewed on a monthly basis unless MeiraGTx provides 30 days prior written notice. The Company’s accounting for this sublease as a lessor was not impacted by the adoption of the new leasing standard ASC 842 (Note 2). As part of the TSA and sublease agreement with MeiraGTx, the Company recognized $0.1 million to other revenue during each of the three months ended March 31, 2019 and 2018. The Company received cash payments of $0.1 million and $1.0 million million from MeiraGTx for the three months ended March 31, 2019 and 2018.  The Company has no amounts receivable from MeiraGTx at March 31, 2019 or December 31, 2018.

12. License Agreements

The Company has entered into several license agreements for products currently under development. The Company’s license agreements are disclosed in the audited financial statements included in Item 8 of the Annual Report on Form 10-K as of and for the year ended December 31, 2018. Since the date of such financial statements, there have been no significant changes to the Company’s license agreements.

Contingent License Agreement Milestones

The Company may be obligated in future periods to make additional payments, which would become due and payable only upon the achievement of certain research and development, regulatory and approval milestones. The specific timing of such milestones cannot be predicted and depends upon future discretionary clinical developments as well as regulatory agency actions which cannot be predicted with certainty (including action which may never occur). These additional contingent milestone payments aggregate to $215.9 million at March 31, 2019. Any payments made prior to FDA approval will be expensed as research and development. Payments made after FDA approval will be capitalized.

Further, under the terms of certain licensing agreements, the Company may be obligated to pay commercial milestones contingent upon the realization of sales revenues and sublicense revenues. Due to the long-range nature of such commercial milestones, they are neither probable at this time nor predictable, and consequently are not included in the additional contingent milestone payment amount.

13. Share-based Compensation

2016 Equity Incentive Plan

A total of 11,668,905 shares of the Company’s common stock were authorized and reserved for issuance under the Company’s 2016 Equity Incentive Plan, as amended (the “2016 Equity Plan”) at December 31, 2018. This reserve automatically increased to 16,194,138 on January 1, 2019 and will automatically increase each subsequent anniversary through January 1, 2025, by an amount equal to the smaller of (a) 4% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (b) an amount determined by the board of directors. At March 31, 2019, there were options to purchase an aggregate of 9,881,148 shares of common stock outstanding at a weighted average price of $6.05 per share under the 2016 Equity Plan.

Total unrecognized compensation expense related to unvested options granted under the Company’s share-based compensation plan was $6.2 million and $6.8 million at March 31, 2019 and December 31, 2018, respectively. That expense is expected to be recognized over a weighted average period of 1.4 years and 1.5 years as of March 31, 2019 and December 31, 2018, respectively. The Company recorded share-based compensation expense under the 2016 Equity Plan of $2.2 million and $2.6 million for the three months ended March 31, 2019 and 2018, respectively.

The following table summarizes information about stock options outstanding, not including performance stock options,  at March 31, 2019 and December 31, 2018:

	Options Outstanding
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Balance, December 31, 2018	9,764,539	$6.24	7.84	$—
Granted	529,870	2.19
Exercised	—	—
Forfeited	(413,261)	5.53
Balance, March 31, 2019	9,881,148	$6.05	8.06	$546
Options vested and exercisable, March 31, 2019	5,797,504	$8.23	7.19	$—

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value calculated as the difference between the fair value of the Company’s common stock at March 31, 2019  ($2.64 per share) and the exercise price, multiplied by the related in-the-money options that would have been received by the option holders had they exercised their options at the end of the period. This amount changes based on the fair value of the Company’s common stock. There were no options exercised during the three months ended March 31, 2019 and 2018.

There were 529,870 stock options granted during the three months ended March 31, 2019 with a weighted-average exercise price of $2.19. During the three months ended March 31, 2018,  5,077 stock options were granted with a weighted‑average exercise price of $8.70. The fair value of each stock option award, not including performance stock options, was estimated at the date of grant using the Black-Scholes option-pricing model and the assumptions noted in the following table:

	Three Months Ended	Three Months Ended
	March 31, 2019	March 31, 2018
Weighted average fair value of grants	$1.50	$2.20
Expected volatility	76.32% - 77.73%	72.94% - 74.54%
Risk-free interest rate	2.50% - 2.61%	2.44% - 2.72%
Expected life (years)	6.0	5.9 - 6.0
Expected dividend yield	0%	0%

Performance Awards

On April 3, 2018 the Company granted 1,597,500 nonqualified performance-based stock options (“Performance Options”) to certain executive officers (each, a “Grantee”) under the 2016 Equity Plan, which represents the maximum number of Performance Options that may be earned if all three performance milestones (each, a “Performance Goal”) are achieved during the three-year period following the Grant Date (the “Performance Period”). The Performance Options may be earned based on the achievement of three separate Performance Goals related to the Company’s operating and research and development activities during the Performance Period, subject to the Grantee’s employment through the achievement date. If no Performance Goals are achieved during the Performance Period, the Performance Options will be forfeited. Each Performance Option was granted with an exercise price of $4.06 per share and does not contain any voting rights. No other Performance Options have been granted under the 2016 Equity Plan.

The weighted-average fair value of the Performance Options granted was $2.71 and was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 2.67%, expected term of 6.0 years, expected volatility of 74.50%, and a dividend rate of 0%.

Compensation expense for the Performance Options is recognized on a straight-line basis over the awards’ requisite service period. The Performance Options vest upon the satisfaction of both a service condition and the satisfaction of one or more performance conditions, therefore the Company initially determined which outcomes are probable of achievement. The Company believes that the three-year service condition (explicit service period) and all three performance conditions (implicit service periods) will be satisfied. The requisite service period would be three years as that is the longest period of both the explicit service period and the implicit service periods. The first two performance conditions were satisfied during 2018 and the Company expects the third performance condition to be satisfied in the second quarter of 2019.

During the year ended December 31, 2018, 307,500 Performance Options were forfeited. A total of 1,290,000 Performance Options are outstanding at both March 31, 2019 and December 31, 2018 with an exercise price of $4.06 per share and no instrinsinc value. The weighted average remaining contractual life of outstanding Performance Options at March 31, 2019 is 9.0 years. At March 31, 2019, there was $1.2 million of total unrecognized compensation expense related to unvested Performance Options which is expected to be recognized over a weighted-average period of 1.6 years. No Performance Options have vested or been exercised as of March 31, 2019. In April 2019, 286,668 Performance Options vested and became exercisable in accordance with the terms of the awards.

Stock Appreciation Rights

A total of 835,000 stock appreciation rights (“SARs”) are outstanding at both March 31, 2019 and December 31, 2018, with an exercise price of $3.64 per share and no intrinsic value. The weighted average remaining contractual life of outstanding SARs at March 31, 2019 is 8.7 years. Compensation expense for SARs is recognized on a straight-line basis over the awards’ requisite service period. At March 31, 2019, there was $1.1 million of total unrecognized compensation cost related to unvested SARs which is expected to be recognized over a weighted-average period of 1.7 years. At both March 31, 2019 and December 31, 2018,  278,335 SARs are vested and no SARs have been exercised.

2014 Long-term Incentive Plan (“LTIP”)

A total of 9,750 units have been granted under the LTIP as of March 31, 2019 and December 31, 2018. The LTIP is payable upon the fair market value of the Company’s common stock exceeding 333% of the $6.00 grant price ($20.00) per share prior to December 7, 2024. The holders of the LTIP have no right to demand a particular form of payment, and the Company reserves the right to make payment in the form of cash or common stock. No LTIP awards are exercisable or have been exercised at March 31, 2019.

2016 Employee Stock Purchase Plan

A total of 2,551,180 shares of the Company’s common stock were reserved for issuance under the 2016 Employee Stock Purchase Plan, as amended (the “2016 ESPP”) at December 31, 2018.  The Board elected not to increase the shares reserved for issuance under the 2016 ESPP on January 1, 2019. No shares were issued under the 2016 ESPP during the three months ended March 31, 2019.  32,273 shares were issued under the 2016 ESPP in April 2019. No meaningful compensation expense was recognized for the ESPP during the three months ended March 31, 2019 and 2018.

14. Accrued Expenses

Short-term accrued expenses at March 31, 2019 and December 31, 2018 include the following (in thousands):

	March 31,	December 31,
	2019	2018
Commission payable	$2,395	$2,395
Compensation, benefits and severance	1,616	3,848
Research and development	4,774	4,847
Other	2,495	2,418
Total Accrued Expenses	$11,280	$13,508

Commission payable

During 2014 and 2015, the Company raised $40.4 million in gross proceeds, $37.2 million net of $3.2 million in transaction costs, through the issuance of 3,514,859 Class E redeemable convertible units. Of the $3.2 million in transaction costs, $2.4 million remains in accrued liabilities at March 31, 2019 and December 31, 2018 relating to commissions to third parties for Class E redeemable convertible raises during 2014 and 2015.

Compensation, benefits and severance

Compensation, benefits and severance represent earned and unpaid employee wages and bonuses, as well as contractual severance to be paid to former employees. At March 31, 2019 and December 31, 2018,  these accrued expenses totaled $1.6 million and $3.8 million, respectively. A separation agreement with Dr. Samuel D. Waksal, which expired on February 8, 2019, contained severance payments and certain supplement conditional payments. The Company paid $0.1 million of severance payments during the three months ended March 31, 2019 related to amounts accrued at December 31, 2018 and has not recorded any expense related to these conditional payments as of March 31, 2019 as none of the conditional payments were met as of the expiration of the agreement on February 8, 2019.

Research and development

The Company has contracts with third parties for the development of the Company’s product candidates. The timing of the expenses varies depending upon the timing of initiation of clinical trials and enrollment of patients in clinical trials. At both March 31, 2019 and December 31, 2018, accrued research and development expenses for which the Company has not yet been invoiced totaled $4.8 million.

15. Commitments

The Company’s commitments are disclosed in the audited financial statements included in Item 8 of the Annual Report on Form 10-K as of and for the year ended December 31, 2018. Since the date of such financial statements, there have been no material changes to the Company’s commitments. Further, the Company’s commitments related to lease agreements are disclosed in Note 8 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

16. Contingencies

The Company has been subject to various legal proceedings that arise from time to time in the ordinary course of its business. Although the Company believes that the various proceedings brought against it have been without merit, and that it has adequate product liability and other insurance to cover any claims, litigation is subject to many factors which are difficult to predict and there can be no assurance that the Company will not incur material costs in the resolution of legal matters. Should the Company determine that any future obligations will exist, the Company will record expense equal to the amount which is deemed probable and estimable. The Company has no significant contingencies related to legal proceedings at March 31, 2019.

17. Related Party Transactions

The Company’s related party transactions are disclosed in the audited financial statements included in Item 8 of the Annual Report on Form 10-K as of and for the year ended December 31, 2018. Since the date of such financial statements, there have been no changes to the Company’s related party transactions other than those related to MeiraGTx (Note 11) .

18. Income Taxes

The Company files a consolidated tax return for Kadmon Holdings, Inc. and its domestic subsidiaries and the required information returns for its international subsidiaries, all of which are wholly owned. Where permitted, the Company files combined state returns, but in some instances separate company returns for certain subsidiaries on a stand-alone basis are required.

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred tax assets relate primarily to its net operating loss carryforwards and other balance sheet basis differences. In accordance with ASC 740, “Income Taxes,” the Company recorded a valuation allowance to fully offset the gross deferred tax asset, because it is more likely than not that the Company will not realize future benefits associated with these deferred tax assets at March 31, 2019 and December 31, 2018.  There was no change in deferred tax liability for the three months ended March 31, 2019 and no income tax expense was recorded for the three months ended March 31, 2019 and 2018.

At December 31, 2018, the Company had unused federal and state net operating loss (“NOL”) carry-forwards of $460.3 million and $404.3 million, respectively, that may be applied against future taxable income. The Company has fully reserved the deferred tax asset related to these NOL carry-forwards as reflected in our consolidated financial statements. These carry-forwards expire at various dates through December 31, 2037, with the exception of approximately $44.0 million of federal net operating loss carry-forwards which will not expire. The 20-year limitation was eliminated for losses generated after January 1, 2018, giving the taxpayer the ability to carry forward losses indefinitely. However, NOL carry-forwards arising after January 1, 2018, will now be limited to 80 percent of taxable income.

The use of the Company’s NOL carry-forwards may, however, be subject to limitations as a result of an ownership change. A corporation undergoes an “ownership change,” in general, if a greater than 50% change (by value) in its equity ownership by one or more five-percent stockholders (or certain groups of non-five-percent stockholders) over a three-year period occurs. After such an ownership change, the corporation’s use of its pre-change NOL carry-forwards and other pre-change tax attributes to offset its post-change income is subject to an annual limitation determined by the equity value of the corporation on the date the ownership change occurs multiplied by a rate determined monthly by the Internal Revenue Service. This rate for April 2019 equals 2.20 percent. The Company experienced ownership changes under Section 382 of the Code in 2010, 2011 and 2016, but the Company did not reduce the gross deferred tax assets related to the NOL carry-forwards because the limitations do not hinder the Company’s ability to potentially utilize all of the NOL carry-forwards.

The Company is likely to experience another ownership change in the future, possibly in 2019, as a result of shifts in stock ownership due to any future equity offerings. A renewed ownership change will likely materially and substantially reduce the Company’s ability to fully utilize the NOL carry-forwards and, consequently, will likely reduce the gross deferred tax assets related to the NOL carry-forwards. If an ownership change occurred and if the Company earned net taxable income, our ability to use the pre-change NOLs to offset U.S. federal taxable income would be subject to these limitations, which could potentially result in increased future tax liability compared to the tax liability the Company would incur if the use of NOL carry-forwards were not so limited.

19. Subsequent Events

ATM Offering

In April 2019, the Company sold 2,538,100 shares of common stock at a price of $2.70 per share through the ATM Offering and received total gross proceeds of $6.9 million ($6.7 million net of $0.2 million of commissions payable). As of March 31, 2019, the Company had sold 13,778,705 shares of common stock under the ATM Offering.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing in this Quarterly Report on Form 10-Q and those in included in Item 8 of the Annual Report on Form 10-K as of and for the year ended December 31, 2018. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis.

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

Our operations to date have been focused on developing first-in-class innovative therapies for indications with significant unmet medical needs while leveraging our commercial infrastructure. We have never been profitable and had an accumulated deficit of $266.6 million at March 31, 2019. Our net income was $3.6 million for the three months ended March 31, 2019 and our net loss was $20.4 million for the three months ended March 31, 2018. The net income for the three months ended March 31, 2019 is driven by a $26.8 million non-cash unrealized gain related to our investment in MeiraGTx common stock.

Although our commercial business generates revenue, the revenues generated for the three months ended March 31, 2019 and 2018 are not significant, and we expect to incur significant losses for the foreseeable future and expect these losses to increase as we continue our development of, and seek regulatory approvals for, our additional product candidates, hire additional personnel and initiate commercialization of any products that receive regulatory approval. We anticipate that our expenses will increase substantially if, or as, we:

•	invest significantly to further develop our most advanced product candidates, including KD025 and tesevatinib;
•	initiate clinical trials of KD045 and KD033 and preclinical studies for our other product candidates;
•	seek regulatory approval for our product candidates that successfully complete clinical trials;
•	continue to invest in our research discovery platforms;
•	seek to identify and develop additional product candidates;
•	scale up our sales, marketing and distribution infrastructure and product sourcing capabilities;
•	acquire or in-license other product candidates and technologies;
•	scale up our operational, financial and management information systems and personnel, including personnel to support our product development;
•	make milestone or other payments under any in-license agreements; or
•	maintain, expand and protect our intellectual property portfolio.

Components of Statement of Operations

Revenue

Our revenue is substantially derived from sales of our portfolio of products, including ribavirin and tetrabenazine. We also recognize service revenue from our TSA and sublease agreement with MeiraGTx.

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

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for the development of our product candidates, which include:

•	license fees related to the license and collaboration agreements;
•	research and development-based employee-related expenses, including salaries, benefits, travel and other compensation expenses;
•	expenses incurred under our agreements with contract research organizations, that conduct nonclinical and preclinical studies, and clinical sites and consultants that conduct our clinical trials;
•	costs associated with regulatory filings;
•	costs of laboratory supplies and the acquisition, development and manufacture of preclinical and clinical study materials and study drugs; and
•	allocated facility-related expenses.

Our research and development expenses may vary substantially from period to period based on the timing of our research and development activities, including due to timing of initiation of clinical trials and enrollment of patients in clinical trials. We do not allocate personnel-related costs, including share-based compensation, costs associated with broad technology platform improvements and other indirect costs to specific product candidates. We do not allocate these costs to specific product candidates because they are deployed across multiple overlapping projects under development, making it difficult to specifically and accurately allocate such costs to a particular product candidate.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of salaries and related costs for non-research personnel, including stock-based compensation and travel expenses for our employees in executive, operational, finance, legal, commercial, regulatory, pharmacovigilance and human resource functions. Other selling, general and administrative expenses include facility-related costs, business insurance, director compensation, accounting and legal services, consulting costs and programs and marketing costs to support the commercial business.

Other Income (Expense)

Other income (expense) is comprised of interest income earned on cash and cash equivalents and restricted cash and interest expense on our outstanding indebtedness, including non-cash interest related to the amortization of debt discount, debt premium and deferred financing costs associated with our indebtedness. Our loss on equity method investment in MeiraGTx, as well as gains and losses arising from changes in fair value of our common stock ownership in MeiraGTx are recognized in other income (expense) in the consolidated statements of operations. Changes in the fair value of financial instruments, based upon the fair value of the underlying security at the end of each reporting period as calculated using the Black-Scholes option pricing model, are also recognized in other income (expense). Such financial instruments include warrant liabilities for which cash settlement features exist.

In addition, we operate in currencies other than the U.S. dollar to fund certain research and development and commercial activities performed by various third-party vendors. The translation of these currencies into U.S. dollars results in foreign currency gains or losses, depending on the change in value of these currencies against the U.S. dollar. These gains and losses are included in other income (expense).

Income Taxes

We file a consolidated tax return for Kadmon Holdings, Inc. and its domestic subsidiaries and the required information returns for its international subsidiaries, all of which are wholly owned. Where permitted, we file combined state returns, but in some instances separate company returns for certain subsidiaries on a stand alone basis are required. At both March 31, 2019 and December 31, 2018, we had a deferred tax liability of $0.4 million and a full valuation allowance for our deferred tax assets.

Critical Accounting Policies and Significant Judgments and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reporting amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to investments, goodwill, fair value of financial instruments, share-based compensation and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Critical Accounting Policies

The Company’s significant accounting policies are disclosed in the audited financial statements for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K filed on March 7, 2019 with the Securities Exchange Commission (“SEC”) pursuant to the Securities Act of 1933, as amended. Since the date of such financial statements, there have been no changes to the Company’s significant accounting policies except for the change in lease accounting upon adoption of ASC 842 (See Note 2 and Note 8 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q).

Recent Accounting Pronouncements

See Note 2 of the notes to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a summary of recently issued and adopted accounting pronouncements.

Results of Operations

Three Months Ended March 31, 2019 and 2018

	Three Months Ended
	March 31,
	2019	2018
	(unaudited)
	(in thousands)
Revenues
Net sales	$67	$274
Other revenue	174	159
Total revenue	241	433
Cost of sales	31	199
Write‑down of inventory	—	147
Gross profit	210	87
Operating expenses:
Research and development	14,991	9,780
Selling, general and administrative	7,946	8,250
Total operating expenses	22,937	18,030
Loss from operations	(22,727)	(17,943)
Other expense (income)	(26,319)	2,498
Income tax expense	—	—
Net income (loss)	$3,592	$(20,441)
Deemed dividend on convertible preferred stock	515	490
Net income (loss) attributable to common stockholders	$3,077	$(20,931)

Revenues

Total revenue decreased by 44.3%, or approximately $0.2 million, from $0.4 million for the three months ended March 31, 2018 to $0.2 million for the three months ended March 31, 2019. The decrease in total revenue was primarily attributable to the decline in sales of tetrabenazine from $0.2 million for the three months ended March 31, 2018 to less than $0.1 million for the three months ended March 31, 2019.  Total revenue also included service and sublease revenue from MeiraGTx of $0.1 million for each of the three months ended March 31, 2019 and 2018.

Cost of sales and write-down of inventory

Cost of sales was less than $0.1 million and $0.2 million for the three months ended March 31, 2019 and 2018, respectively. We recognized $0.1 million of inventory write-downs during the three months ended March 31, 2018 of our Ribasphere inventory based on our expectation that such inventory will not be sold prior to reaching its product expiration date. There were no significant inventory write-downs recroded in the three months ended March 31, 2019.

Research and development expenses

Research and development expenses increased by 53.3%, or approximately $5.2 million, to $15.0 million for the three months ended March 31, 2019 from $9.8 million for the three months ended March 31, 2018. The increase in research and development expense for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018, was primarily related to development of the Company’s most advanced product candidate KD025, as well as the development of KD045 and KD033.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased by 3.7%, or approximately $0.3 million, to $7.9 million for the three months ended March 31, 2019 from $8.3 million for the three months ended March 31, 2018. The decrease in selling, general and administrative expense is primarily related to a decrease in legal and marketing costs for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018.

Other (income) expense

The following table provides components of other (income) expense:

	Three Months Ended
	March 31,
	2019	2018
	(unaudited)
	(in thousands)
Interest expense	$837	$951
Amortization of deferred financing costs and debt discount and premium	95	514
Change in fair value of financial instruments	224	(141)
Loss on equity method investment	—	1,242
Unrealized gain on equity securities	(26,828)	—
Interest income	(656)	(69)
Other expense	9	1
Other (income) expense	$(26,319)	$2,498

For the three months ended March 31, 2019, other income consisted primarily of unrealized gains related to our investment in MeiraGTx common stock of $26.8 million and interest income of $0.7 million, partially offset by a change in the fair value of financial instruments of $0.2 million and interest expense and other costs related to our debt of $0.9 million.

For the three months ended March 31, 2018, other expense consisted primarily of interest expense and other costs related to our debt of $1.5 million and a loss on equity method investment in MeiraGTx of $1.2 million, partially offset by interest income of $0.1 million and a change in the fair value of financial instruments of $0.1 million.

Income taxes

No income tax expense was recorded for the three months ended March 31, 2019 and 2018.

Deemed dividend

We have 30,000 shares of 5% convertible preferred stock outstanding which accrue dividends at a rate of 5% and converts into shares of our common stock at a 20% discount to the price of $12.00 per share of our common stock. We accrued dividends on the 5% convertible preferred stock of $0.4 million for each of the three months ended March 31, 2019 and 2018.  The Company also calculated a deemed dividend of $0.1 million on the $0.4 million of accrued dividends for each of the three months ended March 31, 2019 and 2018, which is a beneficial conversion feature. The stated liquidation preference of the 5% convertible preferred stock totaled $33.0 million at March 31, 2019.

Liquidity and Capital Resources

Overview

We maintained cash and cash equivalents of $99.4 million at March 31, 2019. We had an accumulated deficit of $266.6 million and working capital of $77.1 million at March 31, 2019.We entered into a Sales Agreement with Cantor Fitzgerald & Co. in August 2017 under which we may sell up to $40.0 million in shares of its common stock in one or more placements at prevailing market prices for its common stock (the “ATM Offering”). Any such sales would be effected pursuant to our registration statement on Form S-3 (File No. 333-222364), declared effective by the SEC on January 10, 2018. In January 2019, we sold 13,778,705 shares of common stock at a weighted average price of $2.17 per share through the ATM Offering Program and received total gross proceeds of $29.9 million ($29.0 million net of $0.9 million of commissions). In April, 2019, the Company sold 2,538,100 shares of common stock at a price of $2.70 per share through the ATM Offering and received total gross proceeds of $6.9 million ($6.7 million net of $0.2 million of commissions payable by us) (see Note 19 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q). Our existing cash and cash equivalents are expected to enable us to advance our planned Phase 2 clinical studies for KD025 and advance certain of our other pipeline product candidates and provide for other working capital purposes.

Our plans include continuing to finance operations through the issuance of additional equity securities and increasing the commercial portfolio through the development of the current pipeline or through strategic collaborations. Any transactions which occur may contain covenants that restrict the ability of management to operate the business or may have rights, preferences or privileges senior to the our common stock and may dilute our current stockholders.

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern. We have not established a source of revenues sufficient to cover our operating costs, and as such, have been dependent on funding operations through the issuance of debt and sale of equity securities. Since inception, we have experienced significant loses and incurred negative cash flows from operations. We expect to incur further losses over the next several years as we develops our business. We have spent, and expect to continue to spend, a substantial amount of funds in connection with implementing our business strategy, including our planned product development efforts, preparation for our planned clinical trials, performance of clinical trials and our research and discovery efforts.

Our cash and cash equivalents are not expected to be sufficient to enable us to meet our long-term expected plans, including commercialization of clinical pipeline products, if approved, or initiation or completion of future registrational studies. We have no commitments for any additional financing and may not be successful in our efforts to raise additional funds or achieve profitable operations, and there can be no assurance that additional financing will be available to us on commercially acceptable terms or at all. Any amounts raised will be used for further development of our product candidates, for marketing and promotion, to secure additional property and equipment and for other working capital purposes.

If we are unable to obtain additional capital,  our long-term business plan may not be accomplished and we may be forced to curtail or cease operations. Further, the 2015 Credit Agreement contains certain developmental milestones that must be achieved by December 31, 2019, which are considered to be outside of our control, as well as a minimum liquidty covenant. As such, if achievement of the developmental milestones does not occur as anticipated by December 31, 2019 or we violate our minimum liquidty covenant, we may need to use cash and cash equivalents to fund certain repayment commitments, as any such non-compliance could, under the remedies set forth in the 2015 Credit Agreement, trigger a termination of the Commitments (as defined in the 2015 Credit Agreement) or a declaration by the Lender that the Loan (as defined in the 2015 Credit Agreement) be due and payable in whole or part, together with any applicable fees and/or interest thereon. These factors individually and collectively continue to raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments or classifications that may result from the possible inability of us to continue as a going concern

Sources of Liquidity

Since our inception through March 31, 2019, we have raised net proceeds from the issuance of equity and debt. At March 31, 2019, we had $28.0 million of outstanding loans under the 2015 Credit Agreement that matures in July 2020. As of the date hereof, we are not in default under the terms of the 2015 Credit Agreement. The Company maintained cash and cash equivalents of $99.4 million at March 31, 2019.

The following table sets forth the primary sources and uses of cash and cash equivalents for each period set forth below:

	Three Months Ended
	March 31,
	2019	2018
	(unaudited)
	(in thousands)

Net cash provided by (used in):
Operating activities	$(24,133)	$(17,109)
Investing activities	(298)	(127)
Financing activities	29,049	(1,114)
Net increase (decrease) in cash and cash equivalents	$4,618	$(18,350)

Operating Activities

The net cash used in operating activities was $24.1 million for the three months ended March 31, 2019, and consisted primarily of a net income of $3.6 million adjusted for $23.0 million in non-cash items, including unrealized gain on equity securities of $26.8 million, offset by the depreciation and amortization of fixed assets and right-of-use lease assets of $1.3 million, amortization of deferred financing costs, debt discount and debt premium of $0.1 million, change in fair value of financial instruments of $0.2 million and share-based compensation expense of $2.2 million, as well as, a net decrease in operating assets and liabilities of $4.7 million. Once adjusted for the non-cash items above, the cash used in operating activities for the three months ended March 31, 2019 was primarily driven by selling, general and administrative expenses of $5.0 million and research and development expense related to the advancement of our clinical product candidates of $14.4 million and interest paid on our debt of $0.8 million.

The net cash used in operating activities was $17.1 million for the three months ended March 31, 2018, and consisted primarily of a net loss of $20.4 million adjusted for $4.6 million in non-cash items, including the depreciation and amortization of fixed assets of $0.3 million, amortization of deferred financing costs, debt discount and debt premium of $0.5 million, loss on equity method investment of $1.2 million and share-based compensation expense of $2.6 million, as well as, a net decrease in operating assets and liabilities of $1.4 million, primarily driven by a decrease of $1.1 million in accounts payable, accrued expenses and other liabilities due to timing of payments for certain services. The net loss was primarily driven by selling, general and administrative expenses of $8.3 million, research and development expense related to the advancement of our clinical product candidates of $9.8 million and interest paid on our debt of $1.0 million.

Investing Activities

Net cash used in investing activities was $0.3 million for the three months ended March 31, 2019 consisting of costs related to leasehold improvements at our clinical office in Cambridge, MA and the purchase of laboratory equipment. Net cash used in investing activities was $0.1 million for the three months ended March 31, 2018 consisting of costs related to the purchase of property and equipment, primarily related to in‑house software.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2019 was $29.0 million, consisting primarily of net proceeds from the issuance of common stock in our ATM Offering of $29.0 million.  Net cash used in financing activities for the three months ended March 31, 2018 was $1.1 million, consisting primarily of principal payments related to the 2015 Credit Agreement.

Future Funding Requirements

We expect our expenses to increase compared to prior periods in connection with our ongoing activities, particularly as we continue research and development, continue and initiate clinical trials and seek regulatory approvals for our product candidates. In anticipation of regulatory approval for any of our product candidates we expect to incur significant pre-commercialization expenses related to product sales, marketing, distribution and manufacturing.

The expected use of our cash and cash equivalents at March 31, 2019 represents our intentions based upon our current plans and business conditions, which could change in the future as our plans and business conditions evolve. The amounts and timing of our actual expenditures may vary significantly depending on numerous factors, including the progress of our development, the status of, and results from, clinical trials, the potential need to conduct additional clinical trials to obtain approval of our product candidates for all intended indications, as well as any additional collaborations that we may enter into with third parties for our product candidates and any unforeseen cash needs. As a result, our management will retain broad discretion over the allocation of our existing cash and cash equivalents. In addition, we anticipate the need to raise additional funds from the issuance of additional equity, and our management will retain broad discretion over the allocation of those funds as well.

Contractual Obligations and Commitments

There have been no material changes in our contractual obligations and commitments during the three months ended March 31, 2019 from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2018.

Off-balance Sheet Arrangements

During the periods presented we did not have, and we do not currently have, any off-balance sheet arrangements, as defined under the SEC rules.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Our market risks as of March 31, 2019 have not changed materially from those discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2018.

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

As of March 31, 2019, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of March 31, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Please refer to Note 16 of the notes to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a discussion related to our legal proceedings.

Item 1A.  Risk Factors

Investing in our securities involves a high degree of risk. In addition to the other information contained elsewhere in this report, you should carefully consider the factors discussed in “Part I, Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K for the year ended December 31, 2018, which could be materially and adversely affect our business, financial condition or future results. These risks and uncertainties are not the only ones we face. You should recognize that other significant risks and uncertainties may arise in the future, which we cannot foresee at this time. Also, the risks that we now foresee might affect us to a greater or different degree than expected. Certain risks and uncertainties, including ones that we currently deem immaterial or that are similar to those faced by other companies in our industry or business in general, may also affect our business. If any of the risks actually occur, our business, financial condition or results of operations could be materially and adversely affected. There are no material changes to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

3.3	Bylaws of Kadmon Holdings, Inc. (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37841), filed with the SEC on August 1, 2016).
10.1*	Employment Agreement between Kadmon Corporation, LLC and Steven Meehan, dated effective as of February 8, 2019.
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
101*

The following materials from the Kadmon Holdings, Inc. Form 10-Q for the quarter ended March 31, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018, (ii) Consolidated Statements of Operations for the three months ended March 31, 2019 and 2018, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018, and (iv) Notes to the Financial Statements.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 9, 2019	By:	/s/ Harlan W. Waksal Harlan W. Waksal President and Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2019	By:	/s/ Steven Meehan Steven Meehan Executive Vice President, Chief Financial Officer (Principal Financial Officer)
Date: May 9, 2019	By:	/s/ Kyle Carver
Kyle Carver Principal Accounting Officer, Controller
(Principal Accounting Officer)