Form 10-Q
period 2019-06-30
Kadmon Holdings, Inc.
filed 2019-08-05
CIK 1557142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________________

FORM 10-Q

_______________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐     No ☒

The number of shares of the registrant’s common stock outstanding as of July 29, 2019 was 129,634,540.

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

Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We believe that these factors include, but are not limited to, the following:

•	the initiation, timing, progress and results of our preclinical studies and clinical trials, and our research and development programs;
•	our ability to advance product candidates into, and successfully complete, clinical trials;
•	our reliance on the success of our product candidates;
•	the timing or likelihood of regulatory filings and approvals;
•	our ability to expand our sales and marketing capabilities;
•	the commercialization, pricing and reimbursement of our product candidates, if approved;
•	the implementation of our business model, strategic plans for our business, product candidates and technology;
•	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;
•	our ability to operate our business without infringing, misappropriating or otherwise violating the intellectual property rights and proprietary technology of third parties;
•	cost associated with defending or enforcing, if any, intellectual property infringement, misappropriation or other intellectual property violation, product liability and other claims;
•	regulatory and governmental policy developments in the United States, Europe and other jurisdictions;
•	estimates of our expenses, future revenues, capital requirements and our needs for additional financing;
•	the potential benefits of strategic collaboration agreements and our ability to enter into strategic arrangements;
•	our ability to maintain and establish collaborations or obtain additional grant funding;
•	the rate and degree of market acceptance, if any, of our product candidates, if approved;
•	developments relating to our competitors and our industry, including competing therapies;
•	our ability to effectively manage our anticipated growth;
•	our ability to attract and retain qualified employees and key personnel;
•	our ability to achieve cost savings and benefits from our efforts to streamline our operations and to not harm our business with such efforts;
•	our expectations regarding the period during which we qualify as an emerging growth company under the Jumpstart Our Business Startups Act;
•	statements regarding future revenue, hiring plans, expenses, capital expenditures, capital requirements and share performance;
•	litigation, including costs associated with prosecuting or defending pending or threatened claims and any adverse outcomes or settlements not covered by insurance;
•	our expected use of cash and cash equivalents and other sources of liquidity;
•	our ability to repay, amend or refinance our credit agreement with Perceptive Credit Opportunities Fund, L.P., as amended, due July 1, 2020 (“the 2015 Credit Agreement”);
•	the future trading price of shares of our common stock and impact of securities analysts’ reports on these prices;
•	the future trading price of our investments and our potential inability to sell those securities;
•	our ability to apply unused federal and state net operating loss carryforwards against future taxable income; and
•	other risks and uncertainties, including those listed in this report and in our most recent Annual Report on Form 10-K.

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

PART I. FINANCIAL INFORMATION

Kadmon Holdings, Inc.

Consolidated balance sheets

(in thousands, except share amounts)

	June 30,	December 31,
	2019	2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$86,182	$94,740
Accounts receivable, net	699	1,690
Inventories, net	228	925
Prepaid expenses and other current assets	1,449	1,581
Total current assets	88,558	98,936
Fixed assets, net	3,160	3,654
Right of use lease asset	21,231	—
Goodwill	3,580	3,580
Restricted cash	2,116	2,116
Investment, equity securities	95,013	34,075
Investment, at cost	2,300	2,300
Total assets	$215,958	$144,661

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,892	$9,986
Accrued expenses	13,967	13,508
Lease liability - current	3,825	—
Fair market value of financial instruments	468	524
Secured term debt – current	4,500	—
Total current liabilities	29,652	24,018
Lease liability - noncurrent	21,666	—
Deferred rent	—	4,290
Deferred tax liability	415	415
Other long term liabilities	—	47
Secured term debt – net of current portion and discount	23,168	27,480
Total liabilities	74,901	56,250
Commitments and contingencies (Notes 15 and 16)
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 10,000,000 shares authorized at June 30, 2019 and December 31, 2018; 28,708 and 30,000 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	41,398	42,231
Common stock, $0.001 par value; 400,000,000 and 200,000,000 shares authorized at June 30, 2019 and December 31, 2018, respectively; 129,634,540 and 113,130,817 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	130	113
Additional paid-in capital	357,443	315,710
Accumulated deficit	(257,914)	(269,643)
Total stockholders’ equity	141,057	88,411
Total liabilities and stockholders’ equity	$215,958	$144,661

See accompanying notes to consolidated financial statements (unaudited)

Kadmon Holdings, Inc.

Consolidated statements of operations (unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues:
Net sales	$47	$161	$114	$435
Other revenue	179	198	353	357
Total revenue	226	359	467	792
Cost of sales	45	103	76	302
Write-down of inventory	932	98	932	245
Gross profit	(751)	158	(541)	245
Operating expenses:
Research and development	15,108	10,178	30,099	19,958
Selling, general and administrative	8,981	8,812	16,927	17,062
Total operating expenses	24,089	18,990	47,026	37,020
Loss from operations	(24,840)	(18,832)	(47,567)	(36,775)
Other income (expense):
Interest income	548	139	1,204	208
Interest expense	(936)	(1,338)	(1,868)	(2,803)
Change in fair value of financial instruments	280	463	56	604
Loss on equity method investment	—	—	—	(1,242)
Unrealized gain on equity securities	34,110	40,508	60,938	40,508
Other (expense) income	(2)	3	(11)	2
Total other income	34,000	39,775	60,319	37,277
Income before income tax benefit	9,160	20,943	12,752	502
Income tax benefit	—	562	—	562
Net income	$9,160	$21,505	$12,752	$1,064
Deemed dividend on convertible preferred stock	508	491	1,023	981
Net income attributable to common stockholders	$8,652	$21,014	$11,729	$83

Basic net income per share of common stock	$0.07	$0.25	$0.09	$0.00
Diluted net income per share of common stock	$0.07	$0.24	$0.09	$0.00
Weighted average basic shares of common stock outstanding	129,080,221	85,004,107	127,713,099	81,844,677
Weighted average diluted shares of common stock outstanding	129,090,983	90,164,248	127,750,765	82,216,399

See accompanying notes to consolidated financial statements (unaudited)

Kadmon Holdings, Inc.

Consolidated statements of stockholders’ equity (unaudited)

(in thousands, except share amounts)

	Preferred stock		Common stock		Additional paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	Deficit	Total
Balance, December 31, 2017	30,000	$40,220	78,643,954	$79	$198,856	$(237,397)	$1,758
Share-based compensation expense	—	—	—	—	2,572	—	2,572
Common stock issued for warrant exercises	—	—	8,195	—	26	—	26
Cumulative effect of change in accounting principle - ASC 606 adoption	—	—	—	—	—	24,017	24,017
Beneficial conversion feature on convertible preferred stock	—	98	—	—	—	(98)	—
Accretion of dividends on convertible preferred stock	—	392	—	—	—	(392)	—
Net loss	—	—	—	—	—	(20,441)	(20,441)
Balance, March 31, 2018	30,000	$40,710	78,652,149	$79	$201,454	$(234,311)	$7,932
Share-based compensation expense	—	—	—	—	3,023	—	3,023
Common stock issued in public offering, net	—	—	34,303,030	34	105,727	—	105,761
Common stock issued for warrant exercises	—	—	123,639	—	562	—	562
Common stock issued under ESPP plan	—	—	22,958	—	65	—	65
Beneficial conversion feature on convertible preferred stock	—	98	—	—	—	(98)	—
Accretion of dividends on convertible preferred stock	—	393	—	—	—	(393)	—
Net income	—	—	—	—	—	21,505	21,505
Balance, June 30, 2018	30,000	$41,201	113,101,776	$113	$310,831	$(213,297)	$138,848
Share-based compensation expense	—	—	—	—	2,833	—	2,833
Beneficial conversion feature on convertible preferred stock	—	103	—	—	—	(103)	—
Accretion of dividends on convertible preferred stock	—	412	—	—	—	(412)	—
Net loss	—	—	—	—	—	(13,799)	(13,799)
Balance, September 30, 2018	30,000	$41,716	113,101,776	$113	$313,664	$(227,611)	$127,882
Share-based compensation expense	—	—	—	—	1,963	—	1,963
Common stock issued under ESPP plan	—	—	29,041	—	83	—	83
Beneficial conversion feature on convertible preferred stock	—	103	—	—	—	(103)	—
Accretion of dividends on convertible preferred stock	—	412	—	—	—	(412)	—
Net loss	—	—	—	—	—	(41,517)	(41,517)
Balance, December 31, 2018	30,000	$42,231	113,130,817	$113	$315,710	$(269,643)	$88,411
Share-based compensation expense	—	—	—	—	2,156	—	2,156
Common stock issued in public offering, net	—	—	13,778,705	14	29,035	—	29,049
Beneficial conversion feature on convertible preferred stock	—	103	—	—	—	(103)	—
Accretion of dividends on convertible preferred stock	—	412	—	—	—	(412)	—
Net income	—	—	—	—	—	3,592	3,592
Balance, March 31, 2019	30,000	$42,746	126,909,522	$127	$346,901	$(266,566)	$123,208
Share-based compensation expense	—	—	—	—	1,969	—	1,969
Common stock issued in public offering, net	—	—	2,538,100	3	6,644	—	6,647
Common stock issued under ESPP plan	—	—	32,273	—	73	—	73
Beneficial conversion feature on convertible preferred stock	—	102	—	—	—	(102)	—
Accretion of dividends on convertible preferred stock	—	406	—	—	—	(406)	—
Common stock issued upon conversion of convertible preferred stock	(1,292)	(1,856)	154,645	—	1,856	—	—
Net income	—	—	—	—	—	9,160	9,160
Balance, June 30, 2019	28,708	$41,398	129,634,540	$130	$357,443	$(257,914)	$141,057

See accompanying notes to consolidated financial statements (unaudited)

Kadmon Holdings, Inc.

Consolidated statements of cash flows (unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2019	2018
Cash flows from operating activities:
Net income	$12,752	$1,064
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization of fixed assets	907	702
Amortization of right of use lease asset	1,648	—
Write-down of inventory	932	245
Amortization of deferred financing costs	—	228
Amortization of debt discount	188	1,030
Amortization of debt premium	—	(345)
Share-based compensation	4,125	5,595
Change in fair value of financial instruments	(56)	(604)
Loss on equity method investment	—	1,242
Unrealized gain on equity securities	(60,938)	(40,508)
Deferred tax liability	—	(562)
Changes in operating assets and liabilities:
Accounts receivable, net	991	652
Inventories, net	(235)	(709)
Prepaid expenses and other assets	132	(499)
Accounts payable	(2,995)	(2,092)
Lease liability	(1,824)	—
Accrued expenses, other liabilities and deferred rent	459	(784)
Net cash used in operating activities	(43,914)	(35,345)

Cash flows from investing activities:
Purchases of fixed assets	(413)	(528)
Net cash used in investing activities	(413)	(528)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	35,696	105,761
Principal payments on secured term debt	—	(6,574)
Proceeds from issuance of ESPP shares	73	65
Proceeds from exercise of warrants	—	574
Net cash provided by financing activities	35,769	99,826
Net increase (decrease) in cash, cash equivalents and restricted cash	(8,558)	63,953
Cash, cash equivalents and restricted cash, beginning of period	96,856	69,633
Cash, cash equivalents and restricted cash, end of period	$88,298	$133,586

Components of cash, cash equivalents and restricted cash
Cash and cash equivalents	86,182	131,470
Restricted cash	2,116	2,116
Total cash, cash equivalents and restricted cash	88,298	133,586

Supplemental cash flow disclosures:
Cash paid for interest	$1,678	$1,899
Non-cash investing and financing activities:
Beneficial conversion feature on convertible preferred stock	205	196
Accretion of dividends on convertible preferred stock	818	785
Unpaid fixed asset additions	—	115
Operating lease liabilities arising from obtaining right-of-use assets	85	—
Cumulative effect of change in accounting principle - ASC 842 adoption	27,083	—
Cumulative effect of change in accounting principle - ASC 606 adoption	—	24,017
Common stock issued upon conversion of convertible preferred stock	1,856	—

See accompanying notes to consolidated financial statements (unaudited)

Kadmon Holdings, Inc.

Notes to consolidated financial statements (unaudited)

1. Organization

Nature of Business

Kadmon Holdings, Inc. (together with its subsidiaries, “Kadmon” or “Company”) is a fully integrated biopharmaceutical company engaged in the discovery, development and commercialization of small molecules and biologics to address disease areas of significant unmet medical needs, with a near-term clinical focus on inflammatory and fibrotic diseases as well as immuno-oncology.  The Company leverages its multi-disciplinary research and clinical development team members to identify and pursue a diverse portfolio of novel product candidates, both through in-licensing products and employing its small molecule and biologics platforms. By retaining global commercial rights to its lead product candidates, the Company believes that it has the ability to develop these candidates while maintaining flexibility for commercial and licensing arrangements. The Company expects to continue to progress its clinical candidates and have further clinical trial events in the second half of 2019 and in 2020.

Liquidity

The Company maintained cash and cash equivalents of $86.2 million at June 30, 2019. The Company had an accumulated deficit of $257.9 million and working capital of $58.9 million at June 30, 2019.  The Company entered into a Sales Agreement with Cantor Fitzgerald & Co. in August 2017 under which the Company may sell up to $40.0 million in shares of its common stock in one or more placements at prevailing market prices for its common stock (the “ATM Offering”). Any such sales would be effected pursuant to the Company’s registration statement on Form S-3 (File No. 333-222364), declared effective by the Securities Exchange Commission (“SEC”) on January 10, 2018. As of December 31, 2018, the Company had not sold any shares of common stock through the ATM Offering. In January 2019, the Company sold 13,778,705 shares of common stock at a weighted average price of $2.17 per share through the ATM Offering and received total gross proceeds of $29.9 million ($29.0 million net of $0.9 million of commissions payable by the Company).  In  April 2019, the Company sold 2,538,100 shares of common stock at a price of $2.70 per share through the ATM Offering and received total gross proceeds of $6.9 million ($6.7 million net of $0.2 million of commissions payable by the Company).  The Company’s existing cash and cash equivalents are expected to enable it to advance its Phase 2 clinical studies of KD025 and advance certain of its other pipeline product candidates and provide for other working capital purposes.

Management’s plans include continuing to finance operations through the issuance of additional equity securities, monetization of assets and expanding the Company’s commercial portfolio through the development of its current pipeline or through strategic collaborations. Any transactions that occur may contain covenants that restrict the ability of management to operate the business or may have rights, preferences or privileges senior to the Company’s common stock and may dilute current stockholders of the Company.

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

The Company’s cash and cash equivalents are not expected to be sufficient to enable the Company to meet its long-term expected plans, including commercialization of clinical pipeline products, if approved, or initiation or completion of future registrational studies. The Company has no current commitments for additional financing and may not be successful in its efforts to raise additional funds or achieve profitable operations, and there can be no assurance that additional financing will be available to the Company on commercially acceptable terms or at all. Any amounts raised will be used for further development of the Company’s product candidates, for marketing and promotion, to secure additional property and equipment and for other working capital purposes.

If the Company is unable to obtain additional capital, its long-term business plan may not be accomplished and the Company may be forced to curtail or cease operations. Further, the 2015 Credit Agreement contains certain developmental milestones, as well as a minimum liquidity covenant. The Company’s failure to achieve these milestones as anticipated by December 31, 2019 or its violation of its minimum liquidity covenant would constitute an event of default under the 2015 Credit Agreement. Upon an event of default, the Lender may terminate the commitments under the 2015 Credit Agreement and declare the loans then outstanding under the 2015 Credit Agreement to be due and payable in whole or in part, together with any applicable fees and accrued interest thereon. The Company considers some of these developmental milestones to be outside of its control. As a result, if an event of default arises under the Credit Agreement, the Company may need to use cash and cash equivalents on hand to fund certain repayment commitments under the 2015 Credit Agreement.

These factors individually and collectively continue to raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern.

2. Summary of Significant Accounting Policies

Basis of Presentation

The Company operates in one segment considering the nature of the Company’s products and services, class of customers, methods used to distribute its products and the regulatory environment in which the Company operates.

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in conformity with GAAP. The consolidated financial statements include the accounts of Kadmon Holdings, Inc. and its domestic and international subsidiaries, all of which are wholly owned by Kadmon Holdings, Inc.

Interim Financial Statements

 The accompanying financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the Company’s opinion, the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the final results that may be expected for the year ending December 31, 2019. These unaudited financial statements should be read in conjunction with the audited financial statements included in Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Actual results could differ from those estimates.

Critical Accounting Policies

The Company’s significant accounting policies are disclosed in the audited financial statements included in Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. Since the date of such financial statements, there have been no changes to the Company’s significant accounting policies, other than those described below.

Accounting for Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016 02, “Leases” (“ASC 842”) to enhance the transparency and comparability of financial reporting related to leasing arrangements. Under this new lease standard, most leases are required to be recognized on the balance sheet as right-of-use (“ROU”) assets and lease liabilities. Disclosure requirements have been enhanced with the objective of enabling financial statement users to assess the amount, timing and uncertainty of cash flows arising from leases. Prior to January 1, 2019, GAAP did not require lessees to recognize assets and liabilities related to operating leases on the balance sheet. The new standard establishes a ROU model that requires a lessee to recognize a ROU asset and corresponding lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the statement of operations as well as the reduction of the right of use asset. The Company has adopted the standard effective January 1, 2019 and has chosen to use the effective date as our date of initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods prior to January 1, 2019. The new standard provides a number of optional practical expedients in transition. The Company has elected to apply the ‘package of practical expedients’, which allow it to not reassess (i) whether existing or expired arrangements contain a lease, (ii) the lease classification of existing or expired leases, or (iii) whether previous initial direct costs would qualify for capitalization under the new lease standard. The Company has also elected to apply (i) the practical expedient, which allows it to not separate lease and non-lease components, for new leases entered into after adoption and (ii) the short-term lease exemption for all leases with an original term of less than 12 months, for purposes of applying the recognition and measurements requirements in the new standard. In preparation for adoption of the standard, the Company implemented internal controls to enable the preparation of financial information including the assessment of the impact of the standard. For the impact to the Company’s consolidated financial statement upon adoption of the new leasing standard, see Note 8 to the unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on specific facts and circumstances, the existence of an identified asset(s), if any, and the Company’s control over the use of the identified asset(s), if applicable. Operating lease liabilities and their corresponding ROU assets are recorded based on the present value of future lease payments over the expected lease term. The interest rate implicit in lease contracts is typically not readily determinable. As such, the Company will utilize the incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. As of the ASC 842 effective date, the Company’s incremental borrowing rate ranged from approximately 4.0%-5.6% based on the remaining lease term of the applicable leases.

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

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Product sales	$47	$161	$114	$435
Other revenue	179	198	353	357
Total revenue	$226	$359	$467	$792

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

As is typical in the pharmaceutical industry, gross product sales are subject to a variety of deductions, primarily representing rebates, chargebacks, returns and discounts to government agencies, wholesalers and managed care organizations. These deductions represent management’s best estimates of the related reserves and, as such, judgment is required when estimating the impact of these sales deductions on gross sales for a reporting period. If estimates are not representative of the actual future settlement, results could be materially affected.

Other Revenue

Other revenue generated by the Company is primarily related to a transition services agreement and sublease agreement with MeiraGTx Holdings plc (“MeiraGTx”) (Note 11). The Company performed various professional services under a transition services agreement  (the “TSA”) that supported MeiraGTx until the expiration of the TSA in April 2018. The Company continues to provide office space to MeiraGTx under a sublease agreement. The Company recognizes revenue related to transition services and sublease agreements as they are performed.

Contract Balances

The timing of revenue recognition may differ from the timing of invoicing to customers. Accounts receivable are recorded at the invoiced amount, net of an allowance for doubtful accounts. A receivable is recognized in the period the Company delivers goods or provides services or when its right to consideration is unconditional. The Company has not recognized any assets for costs to obtain or fulfill a contract with a customer as of June 30, 2019.

Transaction Price Allocated to Future Performance Obligations

ASC 606 requires that the Company disclose the aggregate amount of  a transaction price that is allocated to performance obligations that have not yet been satisfied as of June 30, 2019. The guidance provides certain practical expedients that limit this requirement. The Company has various contracts that meet the following practical expedients provided by ASC 606:

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

The Company does not have any performance obligations that have not yet been satisfied as of June 30, 2019 and therefore there is no transaction price allocated to future performance obligations under ASC 606.

Recent Accounting Pronouncements

In November 2018, the FASB issued ASU No. 2018-18, “Collaborative Arrangements (Topic 808): Clarifying the Interaction Between Topic 808 and Topic 606”, which requires transactions in collaborative arrangements to be accounted for under ASC 606 if the counterparty is a customer for a good or service (or bundle of goods and services) that is a distinct unit of account. The ASU also precludes entities from presenting consideration from transactions with a collaborator that is not a customer together with revenue recognized from contracts with customers. The ASU is effective for annual or interim periods beginning after December 15, 2019. Early adoption is permitted for entities that have adopted ASC 606. The Company is evaluating the impact of adopting this standard.

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

In June 2018, the FASB issued ASU No. 2018-07, “Compensation – Stock Compensation”, which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees, subject to specific exceptions. This ASU is effective for annual or any interim periods beginning after December 15, 2018. The Company adopted this standard on January 1, 2019, which did not have a significant impact on its consolidated financial statements as the fair value of the Company’s awards to non-employees is not material.

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

3. Stockholders’ Equity

5% Convertible Preferred Stock

The Company had 28,708 shares of 5% convertible preferred stock outstanding at June 30, 2019, which shares convert into shares of the Company’s common stock at a 20% discount to the initial public offering price per share of common stock in the Company’s initial public offering (the “IPO”) of $12.00 per share. In May 2019, the holder of 1,292 shares of 5% convertible preferred stock exercised its right to convert such shares into 154,645 shares of the Company’s common stock. The Company accrued dividends on the 5% convertible preferred stock of $0.4 million and $0.8 million during the three and six months ended June 30, 2019 and 2018, respectively.  The Company calculated a deemed dividend of $0.1 million on the $0.4 million of accrued dividends during each of the three months ended June 30, 2019 and 2018, and $0.2 million on the $0.8 million of accrued dividends during each of the six months ended June 30, 2019 and 2018, which is a beneficial conversion feature. The stated liquidation preference amount on the 5% convertible preferred stock totaled $33.1 million at June 30, 2019.

Common Stock

The Company’s restated certificate of incorporation authorizes the issuance of up to 400,000,000 shares of the Company’s common stock, par value $0.001 per share.

4. Net Income per Share Attributable to Common Stockholders

Basic net income attributable to common stockholders per share is computed by dividing the net income attributable to common stockholders by the weighted average number of common shares outstanding for the period. Shares issued during the period are weighted for the portion of the period during which they were outstanding. Diluted net income per share is calculated in a manner consistent with basic net income per share while giving effect to all potentially dilutive common shares that were outstanding during the period. The following table summarizes the computation of basic and diluted net income per share attributable to common stockholders of the Company (in thousands, except share and per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Numerator – basic and diluted:
Net income available to common stockholders - basic	$8,652	$21,014	$11,729	83
Effect of dilution:
Warrants to purchase common stock	—	(179)	—	—
Convertible preferred stock	—	491	—	—
Net income available to common stockholders - basic and diluted	$8,652	$21,326	$11,729	$83

Denominator – basic and diluted:
Weighted average common shares outstanding used to compute basic net income per share	129,080,221	85,004,107	127,713,099	81,844,677
Effect of dilution:
Options to purchase common stock	10,762	152,400	37,666	257,297
Stock appreciation rights	—	69,333	—	114,425
Warrants to purchase common stock	—	1,504,941	—	—
Convertible preferred stock	—	3,433,467	—	—
Weighted average common shares outstanding used to compute diluted net income per share	129,090,983	90,164,248	127,750,765	82,216,399

Net income per share, basic	$0.07	$0.25	$0.09	$0.00
Net income per share, diluted	$0.07	$0.24	$0.09	$0.00

The amounts in the table below were excluded from the calculation of diluted net income per share, due to their anti-dilutive effect:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Options to purchase common stock	11,468,920	7,395,342	10,574,947	5,795,842
Warrants to purchase common stock	11,999,852	1,328,452	11,999,852	11,999,852
Convertible preferred stock	3,285,596	—	3,285,596	3,433,467
Total shares of common stock equivalents	26,754,368	8,723,794	25,860,395	21,229,161

5. Debt

The Company is a party to one credit agreement (the 2015 Credit Agreement) with outstanding indebtedness in the following amount (in thousands):

	June 30,	December 31,
	2019	2018

Secured term debt due July 1, 2020	$28,046	$28,046
Total debt before debt discount	28,046	28,046
Less: Debt discount	(378)	(566)
Total debt payable	$27,668	$27,480

Debt payable, current portion	$4,500	$—
Debt payable, long-term	$23,168	$27,480

Secured Term Debt

August 2015 Secured Term Debt

In August 2015, the Company entered into a secured term loan in the amount of $35.0 million with two lenders (the “2015 Credit Agreement”). The interest rate on the loan is LIBOR plus 9.375% with a 1% floor. As of June 30, 2019, there were five amendments to the 2015 Credit Agreement, which, among other things, have extended the maturity date and due date of principal payments under the 2015 Credit Agreement,  repaid all amounts due to one of the lenders, revised terms of certain warrants issued in connection with the 2015 Credit Agreement (Note 6), and amended certain covenants, including certain non-financial developmental milestones that must be met by December 31, 2019. As amended, the key terms of the loan require monthly payments of interest only through December 31, 2019, with principal payments in the amount of $750,000 payable monthly beginning on January 31, 2020. Any outstanding balance of the loan and accrued interest is required to be repaid on July 1, 2020, the maturity date. The secured term loan is collateralized by a first priority perfected security interest in all the tangible and intangible property of the Company.

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

The 2015 Credit Agreement contains certain developmental milestones, as well as a minimum liquidity covenant. The Company’s failure to achieve these milestones as anticipated by December 31, 2019 or its violation of its minimum liquidity covenant would constitute an event of default under the 2015 Credit Agreement. Upon an event of default, the Lender may terminate the commitments under the 2015 Credit Agreement and declare the loans then outstanding under the 2015 Credit Agreement to be due and payable in whole or in part, together with any applicable fees and accrued interest thereon. The Company considers some of these developmental milestones to be outside of its control. As a result, if an event of default arises under the Credit Agreement, the Company may need to use cash and cash equivalents on hand to fund certain repayment commitments under the 2015 Credit Agreement.

The minimum payments required on the outstanding balances of the 2015 Credit Agreement at June 30, 2019 are (in thousands):

2015 Credit Agreement
2019	$—
2020	28,046
$28,046

The following table provides components of interest expense and other related financing costs (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Interest expense and other financing costs	$843	$939	$1,680	$1,890
Amortization of deferred financing costs, debt discount and debt premium	93	399	188	913
Interest expense	$936	$1,338	$1,868	$2,803

6. Financial Instruments

Equity Issued Pursuant to Credit Agreements

In connection with the 2015 Credit Agreement (Note 5), as fees to the lenders thereunder, the Company issued warrants to purchase an aggregate of $6.3 million of the Company’s Class A units, which were exchanged for 617,651 warrants with a strike price of $10.20 per share to purchase the same number of shares of the Company’s common stock upon consummation of the Company’s IPO in August 2016 (the “2015 Warrants”).

As of June 30, 2019, the exercise price of a portion of the 2015 Warrants to purchase an aggregate of 529,413 shares of the Company’s common stock was  $3.30 per warrant share and the exercise price of the remaining 2015 Warrants to purchase an aggregate of 88,238 shares of the Company’s common stock was  $4.50 per warrant share. Since these warrants are exercisable and are redeemable at the option of the holder upon the occurrence of, and during the continuance of, an event of default, the fair value of the warrants is recorded as a short-term liability of approximately $0.5 million at both June 30, 2019 and December 31, 2018.

The Company used the Black-Scholes pricing model to value the warrant liability at June 30, 2019 with the following assumptions: risk-free interest rate of 1.7%, expected term of 3.2 years, expected volatility of 73.4% and a dividend rate of 0%.  The change in fair value of the warrants was approximately $(0.3) million and $(0.1) million for three and six months ended June 30, 2019, respectively, and approximately $(0.2) million and $0.1 million for the three and six months ended June 30, 2018, respectively.  None of these instruments have been exercised as of June 30, 2019 and December 31, 2018.

Other Warrants

In connection with a sale of common stock by the Company in March 2017, warrants to purchase 2,707,138 shares of common stock were issued at an exercise price of $4.50 per share. During April 2018, warrants to purchase 119,047 shares of common stock were exercised for which the Company received proceeds of $0.5 million. The remaining 2,588,091 warrants expired in April 2018. These warrants included a cash settlement option requiring the Company to record a liability for the fair value of the warrants at the time of issuance and at each reporting period with any change in the fair value reported as other income or expense. The change in the fair value of these warrants was $(0.3) million and $(0.7) million for the three and six months ended June 30, 2018, respectively. As these warrants expired in April 2018, no change in fair value was recorded for these warrants in 2019.

Fair Value of Long-term Debt

The Company maintained a long-term secured debt balance of $23.2 million and $27.5 million at June 30, 2019 and December 31, 2018, respectively. As the secured debt becomes due on July 1, 2020 and monthly principal payments of $750,000 will become due starting January 31, 2020, it has been recorded as long-term secured debt at December 31, 2018. At June 30, 2019,  $4.5 million of principal payments due in the first and second quarter of 2020 have been recorded as short-term secured debt and the remaining balance is recorded as long-term secured debt. The underlying agreements for these balances were negotiated with third parties on an arms-length basis, at an interest rate which is considered to be in line with overall market conditions. Based on these factors, management considers the carrying value of the debt to approximate fair value at June 30, 2019.

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

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The table below represents the values of the Company’s financial instruments at June 30, 2019 and December 31, 2018 (in thousands):

	Fair Value Measurement Using Significant Other Observable Inputs (Level 2)
	June 30,	December 31,
Description	2019	2018
Warrants	$468	$524
Total	$468	$524

The table below represents a roll-forward of Level 2 financial instruments from January 1, 2018 to June 30, 2019 (in thousands):

Significant Other Observable Inputs
(Level 2)
Balance at January 1, 2018	$1,952
Change in fair value of financial instruments	(1,525)
Fair value of warrants modified in the Fifth Amendment	111
Exercise of warrants recorded as liability	(14)
Balance at December 31, 2018	$524
Change in fair value of financial instruments	(56)
Balance at June 30, 2019	$468

The Level 2 inputs used to value the Company’s financial instruments were determined using prices that can be directly observed or corroborated in active markets. Although the fair value of this obligation is calculated using the observable market price of the Company’s common stock, an active market for this financial instrument does not exist and therefore the Company has classified the fair value of this liability as a Level 2 liability in the table above.

Warrants Outstanding

The following table summarizes information about warrants outstanding at June 30, 2019 and December 31, 2018:

	Warrants	Weighted Average Exercise Price
Balance, December 31, 2018	11,999,852	$5.97
Granted	—	—
Exercised	—	—
Forfeited	—	—
Balance, June 30, 2019	11,999,852	$5.97

7. Inventories

Inventories are stated at the lower of cost or net realizable value (on a first-in, first-out basis) using standard costs. Standard costs include an allocation of overhead rates, which include those costs attributable to managing the supply chain and are evaluated regularly. Variances are expensed as incurred.

The Company regularly reviews the expiration dates of its inventories and maintains a reserve for inventories that are probable to expire before shipment. Inventories recorded on the Company’s consolidated balance sheets are net of a reserve for expirable inventory of $3.0 million and $2.2 million at June 30, 2019 and December 31, 2018, respectively. The Company expensed inventory that it believes will not be sold prior to reaching its expiration date totaling $0.9 million during each of the three and six months ended June 30, 2019, and $0.1 million and $0.2 million during the three and six months ended June 30, 2018, respectively. If the amount and timing of future sales differ from management’s assumptions, adjustments to the estimated inventory reserves may be required.

Inventories Produced in Preparation for Product Launches

The Company capitalizes inventories produced in preparation for product launches sufficient to support estimated initial market demand. Typically, capitalization of such inventory begins when positive results have been obtained for the clinical trials that the Company believes are necessary to support regulatory approval, uncertainties regarding ultimate regulatory approval have been significantly reduced and the Company has determined it is probable that these capitalized costs will provide some future economic benefit in excess of capitalized costs. The material factors considered by the Company in evaluating these uncertainties include the receipt and analysis of positive clinical trial results for the underlying product candidate, results from meetings with the relevant regulatory authorities prior to the filing of regulatory applications and the compilation of the regulatory application. The Company closely monitors the status of each product within the regulatory approval process, including all relevant communication with regulatory authorities. If the Company is aware of any specific material risks or contingencies other than the normal regulatory review and approval process or if there are any specific issues identified relating to safety, efficacy, manufacturing, marketing or labeling, the related inventory would generally not be capitalized.

For inventories that are capitalized in preparation of product launch, anticipated future sales, expected approval date and shelf lives are evaluated in assessing realizability. The shelf life of a product is determined as part of the regulatory approval process; however, in evaluating whether to capitalize pre-launch inventory production costs, the Company considers the product stability data of all of the pre-approval production to date to determine whether there is adequate expected shelf life for the capitalized pre-launch production costs.

The Company has concluded that KD034, its generic version of trientine hydrochloride, is commercially viable since it is the chemical equivalent of the original drug approved by the U.S. Food and Drug Administration (“FDA”). The Company has submitted two Abbreviated New Drug Applications with the FDA, and determined that receiving economic benefits of the pre-launch inventory recorded at June 30, 2019 is probable. Accordingly, the pre-launch costs are realizable as the Company expects the inventory will be sold or used prior to expiration. An assessment of likelihood that regulatory approval will not be obtained will be made at each reporting period. If at any time regulatory approval is deemed to not be probable, the inventory will be written down to its net realizable value, which is presumably zero, as the product would have no alternative future use. During the three and six months ended June 30, 2019, the Company expensed inventory that it believes will not be sold prior to reaching its expiration date totaling $0.9 million. The Company maintained $0.2 million and $0.9 million of work-in-process inventory related to KD034 at June 30, 2019 and December 31, 2018, respectively.

Inventories are comprised of the following (in thousands):

	June 30,	December 31,
	2019	2018
Raw materials	$—	$—
Work-in-process	183	886
Finished goods, net	45	39
Total inventories	$228	$925

8. Leases

On January 1, 2019, the Company adopted ASC 842 using the modified retrospective transition approach allowed under ASU 2018-11, “Leases (Topic 842: Targeted Improvements”), which releases companies from presenting comparative periods and related disclosures under ASC 842 and requires a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption (Note 2). The Company is party to six operating leases for office or laboratory space and three finance leases for office IT equipment.  The Company’s finance leases are immaterial both individually and in the aggregate. The Company has elected to apply the short-term lease exception to all leases of one year or less. As of June 30, 2019, this exception applied to two operating leases for office space, which are each for a term of one year. Further, the Company has applied the guidance in ASC 842 to its corporate office and laboratory leases and has determined that these should be classified as operating leases. Consequently, as a result of the adoption of ASC 842, the Company recognized a ROU lease asset of approximately $22.7 million with a corresponding lease liability of approximately $27.0 million based on the present value of the minimum rental payments of such leases. In accordance with ASC 842, the beginning balance of the ROU lease asset was reduced by the existing deferred rent liability at inception of approximately $4.3 million. In the consolidated balance sheets at June 30, 2019, the Company has a ROU asset balance of $21.2 million and a current and non-current lease liability of $3.8 million and $21.7 million, respectively, relating to the ROU lease asset. The balance of both the ROU lease asset and the lease liabilities primarily consists of future payments under the Company’s office lease in New York, New York.

The Company is party to an operating lease in New York, New York for office and laboratory space for its headquarters. The lease commenced in October 2010, its initial term is set to expire in February 2021, and the Company opened a secured letter of credit with a third party financial institution in lieu of providing a security deposit of $2.0 million, which letter of credit is included in restricted cash at June 30, 2019. As of June 30, 2019, there were six amendments to this lease agreement, which altered office and laboratory capacity and extended the lease term through October 2025, with total lease cost of $1.1 million and $2.3 million for the three and six months ended June 30, 2019, respectively. This office lease contains the ability to extend portions of the lease at fair market value but does not have any renewal options.

The Company is party to an operating lease in Warrendale, Pennsylvania for the Company’s specialty-focused commercial operation. In March 2019, the Company entered into an amendment to this lease, which extended the lease term to September 30, 2022, with two five-year renewal options, which would extend the term to September 30, 2032, if exercised. Rental payments under the renewal period would be at market rates determined from the average rentals of similar tenants in the same industrial park. The option to renew this office lease was not considered when assessing the value of the ROU asset because the Company was not reasonably certain that it would assert its option to renew the lease. Total lease cost for this lease was $0.1 million and $0.3 million for the three and six months ended June 30, 2019, respectively.

In August 2015, the Company entered into an operating office lease agreement in Cambridge, Massachusetts for the Company’s clinical office effective January 2016 and expiring in April 2023. The Company opened a secured letter of credit with a third party financial institution in lieu of providing a security deposit of $0.1 million, which letter of credit is included in restricted cash at June 30, 2019. The Company is also party to an operating lease for laboratory space in Princeton, New Jersey, which expires in February 2021. Neither of these office leases contain any renewal options. Total lease cost for these leases was $0.1 million and $0.2 million for the three and six months ended June 30, 2019, respectively.

Quantitative information regarding the Company’s leases for the three and six months ended June 30, 2019 is as follows (in thousands):

		Three Months Ended	Six Months Ended
Lease Cost	Classification	June 30, 2019	June 30, 2019
Operating lease cost (a)	SG&A expenses	$1,154	$2,322
Variable lease cost	SG&A expenses	262	631
Sublease income (b)	Other revenue	(177)	(350)
Net Lease Cost		$1,239	$2,603

Other Information
Operating cash flows paid for amounts included in the measurement of lease liabilities		$1,150	$2,317
Operating lease liabilities arising from obtaining ROU assets		54	85

Weighted average remaining lease term (years)		5.9	5.9
Weighted average discount rate		4.1%	4.1%

(a)	Includes short-term lease costs and finance lease costs, which are immaterial.
(b)	Includes sublease income related to MeiraGTx (Note 11).

Future lease payments under noncancellable leases are as follows (in thousands) at June 30, 2019:

Future Lease Payments	Operating Leases	Finance Leases
2019	$2,449	$44
2020	4,798	48
2021	4,902	6
2022	4,832	—
2023	4,153	—
Thereafter	7,732	—
Total Lease Payments	$28,866	$98

Less: Imputed Interest	(3,463)	(10)
Total Lease Liabilities	$25,403	$88

Note: As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company uses the incremental borrowing rate on January 1, 2019 for operating leases that commenced prior to that date.

Future minimum rental payments under noncancellable leases are as follows (in thousands) at December 31, 2018:

Year ending December 31,	Amount
2019	$4,672
2020	4,204
2021	4,177
2022	4,286
2023	4,153
Thereafter	7,731
Total	$29,223

9. Fixed Assets

Fixed assets consisted of the following (in thousands):

	Useful Lives	June 30,	December 31,
	(Years)	2019	2018

Leasehold improvements	4-8	$10,380	$10,187
Office equipment and furniture	3-15	1,289	1,529
Machinery and laboratory equipment	3-15	3,446	3,247
Software	1-5	3,972	3,831
Construction-in-progress	̶̶̶̶	54	45
		19,141	18,839
Less accumulated depreciation and amortization		(15,981)	(15,185)
Fixed assets, net		$3,160	$3,654

Depreciation and amortization of fixed assets totaled $0.9 million and $0.7 million for the six months ended June 30, 2019 and 2018, respectively, and $0.4 million for each of the three months ended June 30, 2019 and 2018. Unamortized computer software costs were $0.5 million and $0.7 million at June 30, 2019 and December 31, 2018, respectively. The amortization of computer software costs amounted to $0.2 million and $0.1 million for the six months ended June 30, 2019 and 2018, respectively, and $0.1 million for each of the three months ended June 30, 2019 and 2018.

10. Goodwill

The Company’s goodwill relates to the 2010 acquisition of Kadmon Pharmaceuticals, LLC, a Pennsylvania limited liability company that was formed in April 2000. There were no changes in the carrying amount of goodwill for the six months ended June 30, 2019 or the year ended December 31, 2018.

11. Investment in MeiraGTx

On June 12, 2018, MeiraGTx completed its initial public offering (the “MeiraGTx IPO”) whereby it sold 5,000,000 shares of common stock at an initial public offering price of $15.00 per share. MeiraGTx, a limited company under the laws of the Cayman Islands, is a clinical-stage biotechnology company developing novel gene therapy treatments for a wide range of inherited and acquired disorders for which there are no effective treatments available. The shares began trading on the Nasdaq Global Select Market on June 7, 2018 under the symbol “MGTX.”

Prior to the MeiraGTx IPO, for the period beginning January 1, 2018 through June 12, 2018, the Company recorded its share of MeiraGTx’s net loss under the equity method of accounting of $1.2 million. The Company had no remaining basis in any of the investments held in MeiraGTx prior to the MeiraGTx IPO. Upon completion of the MeiraGTx IPO, the Company’s investment was diluted to a 13.0% ownership in MeiraGTx common stock and the Company no longer had the ability to exert significant influence over MeiraGTx. The Company discontinued the equity method of accounting for its investment in MeiraGTx on June 12, 2018 and determined that the remaining investment was an equity security accounted for in accordance with ASC 321, Investments – Equity Securities, at the date the investment no longer qualified for the equity method of accounting. ASC 321 requires the investment to be recorded at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. As the Company’s investment in MeiraGTx common stock had a readily determinable market value, the Company recorded an unrealized gain of $40.5 million for the three and six months ended June 30, 2018 related to the fair value of its ownership of common stock of MeiraGTx. As of June 30, 2019 and December 31, 2018, the Company maintained a 10.6% and 12.9% ownership, respectively, in the common stock of MeiraGTx with a fair value of $95.0 million and $34.1 million, respectively, recorded as a noncurrent investment in equity securities since depending on certain circumstances, the Company may, at times, be deemed to be an affiliate of MeiraGTx. The Company has recorded an unrealized gain on the MeiraGTx common stock investment of $34.1 million and $60.9 million for the three and six months ended June 30, 2019, respectively. The investment in MeiraGTx is valued using Level 1 inputs, which includes quoted prices in active markets for identical assets in accordance with the fair value hierarchy (Note 6). The Company has not realized any gains related to the investment in common stock of MeiraGTx.

The Company was party to a TSA with MeiraGTx, which expired in April 2018. Upon expiration of the TSA, the Company continued to provide office space to MeiraGTx. On October 1, 2018, the Company and MeiraGTx entered into a sublease agreement, which is effective from October 1, 2018 for a period of two months and is automatically renewed on a monthly basis unless MeiraGTx provides 30 days’ prior written notice. The Company’s accounting for this sublease as a lessor was not impacted by the adoption of the new leasing standard ASC 842 (Note 2). As part of the TSA and sublease agreement with MeiraGTx, the Company recognized $0.2 million and $0.3 million to other revenue during each of the three and six months ended June 30, 2019 and 2018. The Company received cash payments of $0.3 million and $1.1 million, respectively, from MeiraGTx for the six months ended June 30, 2019 and 2018.  The Company had no amounts receivable from MeiraGTx at June 30, 2019 or December 31, 2018.

12. License Agreements

The Company has entered into several license agreements for products currently under development. The Company’s license agreements are disclosed in the audited financial statements included in Item 8 of its Annual Report on Form 10-K for the year ended December 31, 2018. Since the date of such financial statements, there have been no significant changes to the Company’s license agreements.

Contingent License Agreement Milestones

The Company may be obligated in future periods to make additional payments, which would become due and payable only upon the achievement of certain research and development, regulatory and approval milestones. The specific timing of such milestones cannot be predicted and depends upon future discretionary clinical developments as well as regulatory agency actions which cannot be predicted with certainty (including action which may never occur). These additional contingent milestone payments aggregate to $215.9 million at June 30, 2019. Any payments made prior to FDA approval will be expensed as research and development. Payments made after FDA approval will be capitalized.

Further, under the terms of certain licensing agreements, the Company may be obligated to pay commercial milestones contingent upon the realization of sales revenues and sublicense revenues. Due to the long-range nature of such commercial milestones, they are neither probable at this time nor predictable, and consequently are not included in the additional contingent milestone payment amount.

13. Share-based Compensation

2016 Equity Incentive Plan

A total of 11,668,905 shares of the Company’s common stock were authorized and reserved for issuance under the Company’s 2016 Equity Incentive Plan, as amended (the “2016 Equity Plan”) at December 31, 2018. This reserve automatically increased to 16,194,138 on January 1, 2019 and will automatically increase each subsequent anniversary through January 1, 2025, by an amount equal to the smaller of (a) 4% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (b) an amount determined by the Company’s board of directors. At June 30, 2019, there were options to purchase an aggregate of 10,578,920 shares of common stock outstanding at a weighted average price of $5.80 per share under the 2016 Equity Plan.

Total unrecognized compensation expense related to unvested options granted under the Company’s share-based compensation plan was $5.7 million and $6.8 million at June 30, 2019 and December 31, 2018, respectively. That expense is expected to be recognized over a weighted average period of 1.3 years and 1.5 years as of June 30, 2019 and December 31, 2018, respectively. The Company recorded share-based compensation expense under the 2016 Equity Plan of $4.1 million and $5.6 million for the six months ended June 30, 2019 and 2018, respectively, and $1.9 million and $3.0 million for the three months ended June 30, 2019 and 2018, respectively.

The following table summarizes information about stock options outstanding, not including performance stock options, at June 30, 2019 and December 31, 2018:

	Options Outstanding
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Balance, December 31, 2018	9,764,539	$6.24	7.84	$—
Granted	1,293,973	2.25
Exercised	—	—
Forfeited	(479,592)	5.16
Balance, June 30, 2019	10,578,920	$5.80	7.92	$—
Options vested and exercisable, June 30, 2019	5,798,171	$8.23	6.88	$—

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value calculated as the difference between the fair value of the Company’s common stock at June 30, 2019 ($2.06 per share) and the exercise price, multiplied by the related in-the-money options that would have been received by the option holders had they exercised their options at the end of the period. This amount changes based on the fair value of the Company’s common stock. There were no options exercised during the six months ended June 30, 2019 and 2018.

There were 1,293,973 stock options granted during the six months ended June 30, 2019 with a weighted-average exercise price of $2.25. During the six months ended June 30, 2018, 80,924 stock options were granted with a weighted‑average exercise price of $7.75. The fair value of each stock option award, not including performance stock options, was estimated at the date of grant using the Black-Scholes option-pricing model and the assumptions noted in the following table:

	Six Months Ended	Six Months Ended
	June 30, 2019	June 30, 2018
Weighted average fair value of grants	$1.50	$2.30
Expected volatility	76.32% - 77.73%	72.94% - 75.14%
Risk-free interest rate	2.18% - 2.61%	2.44% - 2.75%
Expected life (years)	5.5 - 6.0	5.6 - 6.0
Expected dividend yield	0%	0%

Performance Awards

On April 3, 2018, the Company granted 1,597,500 nonqualified performance-based stock options (the “Performance Options”) to certain executive officers (each, a “Grantee”) under the 2016 Equity Plan, which represent the maximum number of Performance Options that may be earned if all three performance milestones (each, a “Performance Goal”) are achieved during the three-year period following the grant date (the “Performance Period”). The Performance Options may be earned based on the achievement of three separate Performance Goals related to the Company’s operating and research and development activities during the Performance Period, subject to the Grantee’s employment through the achievement date. If no Performance Goals are achieved during the Performance Period, the Performance Options will be forfeited. Each Performance Option was granted with an exercise price of $4.06 per share and does not contain any voting rights. No other Performance Options have been granted under the 2016 Equity Plan.

The weighted-average fair value of the Performance Options granted was $2.71 and was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 2.67%, expected term of 6.0 years, expected volatility of 74.50% and a dividend rate of 0%.

Compensation expense for the Performance Options is recognized on a straight-line basis over the awards’ requisite service period. The Performance Options vest upon the satisfaction of both a service condition and the satisfaction of one or more performance conditions, therefore the Company initially determined which outcomes are probable of achievement. The Company believes that the three-year service condition (explicit service period) and all three performance conditions (implicit service periods) will be satisfied. The requisite service period would be three years as that is the longest period of both the explicit service period and the implicit service periods. The first two performance conditions were satisfied during 2018 and the third performance condition is expected to be satisfied in the third quarter of 2019.

During the year ended December 31, 2018, 307,500 Performance Options were forfeited. A total of 1,290,000 Performance Options are outstanding at both June 30, 2019 and December 31, 2018 with an exercise price of $4.06 per share and no intrinsic value. The weighted average remaining contractual life of outstanding Performance Options at June 30, 2019 was 8.8 years. At June 30, 2019, there was $0.9 million of total unrecognized compensation expense related to unvested Performance Options, which is expected to be recognized over a weighted-average period of 1.5 years. As of June 30, 2019, 430,002 Performance Options had vested and became exercisable during the second quarter of 2019 in accordance with the terms of the awards.

Stock Appreciation Rights

A total of 835,000 stock appreciation rights (“SARs”) were outstanding at both June 30, 2019 and December 31, 2018, with an exercise price of $3.64 per share and no intrinsic value. The weighted average remaining contractual life of outstanding SARs at June 30, 2019 was 8.5 years. Compensation expense for SARs is recognized on a straight-line basis over the awards’ requisite service period. At June 30, 2019, there was $1.0 million of total unrecognized compensation cost related to unvested SARs which is expected to be recognized over a weighted-average period of 1.4 years. At both June 30, 2019 and December 31, 2018, 278,335 SARs had vested and no SARs had been exercised.

2014 Long-term Incentive Plan (the “LTIP”)

A total of 9,750 units have been granted under the LTIP as of both June 30, 2019 and December 31, 2018. The LTIP is payable upon the fair market value of the Company’s common stock exceeding 333% of the $6.00 grant price ($20.00) per share prior to December 7, 2024. The holders of the LTIP awards have no right to demand a particular form of payment, and the Company reserves the right to make payment in the form of cash or common stock. No LTIP awards were exercisable or had been exercised at June 30, 2019.

2016 Employee Stock Purchase Plan

A total of 2,551,180 shares of the Company’s common stock were reserved for issuance under the 2016 Employee Stock Purchase Plan, as amended (the “2016 ESPP”) at December 31, 2018. The Board elected not to increase the shares reserved for issuance under the 2016 ESPP on January 1, 2019. The Company issued 32,273 and 22,958 shares under the 2016 ESPP during the six months ended June 30, 2019 and 2018, respectively. No meaningful compensation expense was recognized for the ESPP during the six months ended June 30, 2019 and 2018.

14. Accrued Expenses

Short-term accrued expenses at June 30, 2019 and December 31, 2018 include the following (in thousands):

	June 30,	December 31,
	2019	2018
Commission payable	$2,395	$2,395
Compensation, benefits and severance	2,541	3,848
Research and development	6,227	4,847
Other	2,804	2,418
Total accrued expenses	$13,967	$13,508

Commission payable

The Company recorded $2.4 million in accrued liabilities at both June 30, 2019 and December 31, 2018 relating to commissions to third parties for Class E redeemable convertible unit raises during 2014 and 2015.

Compensation, benefits and severance

Compensation, benefits and severance represent earned and unpaid employee wages and bonuses, as well as contractual severance to be paid to former employees. At June 30, 2019 and December 31, 2018,  these accrued expenses totaled $2.5 million and $3.8 million, respectively. A separation agreement with Dr. Samuel D. Waksal, which expired on February 8, 2019, contained severance payments and certain supplement conditional payments. The Company paid $0.1 million of severance payments during the six months ended June 30, 2019 related to amounts accrued at December 31, 2018 and has not recorded any expense related to these conditional payments as of June 30, 2019,  as none of the conditional payments were met as of the expiration of the agreement on February 8, 2019.

Research and development

The Company has contracts with third parties for the development of the Company’s product candidates. The timing of the expenses varies depending upon the timing of initiation of clinical trials and enrollment of patients in clinical trials. At June 30, 2019 and December 31, 2018, accrued research and development expenses for which the Company has not yet been invoiced totaled $6.2 million and $4.8 million, respectively.

15. Commitments

The Company’s commitments are disclosed in the audited financial statements included in Item 8 of the Annual Report on Form 10-K for the year ended December 31, 2018. Since the date of such financial statements, there have been no material changes to the Company’s commitments. Further, the Company’s commitments related to lease agreements are disclosed in Note 8.

16.  Contingencies

The Company has been subject to various legal proceedings that arise from time to time in the ordinary course of its business. Although the Company believes that the various proceedings brought against it have been without merit, and that it has adequate product liability and other insurance to cover any claims, litigation is subject to many factors which are difficult to predict and there can be no assurance that the Company will not incur material costs in the resolution of legal matters. Should the Company determine that any future obligations will exist, the Company will record expense equal to the amount which is deemed probable and estimable. The Company has no significant contingencies related to legal proceedings at June 30, 2019.

17. Related Party Transactions

The Company’s related party transactions are disclosed in the audited financial statements included in Item 8 of the Annual Report on Form 10-K for the year ended December 31, 2018. Since the date of such financial statements, there have been no changes to the Company’s related party transactions other than those related to MeiraGTx (Note 11) .

18.  Income Taxes

The Company files a consolidated tax return for Kadmon Holdings, Inc. and its domestic subsidiaries and the required information returns for its international subsidiaries, all of which are wholly owned. Where permitted, the Company files combined state returns, but in some instances separate company returns for certain subsidiaries on a stand-alone basis are required.

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred tax assets relate primarily to its net operating loss (“NOL”) carryforwards and other balance sheet basis differences. In accordance with ASC 740, “Income Taxes,” the Company recorded a valuation allowance to fully offset the gross deferred tax asset, because it is more likely than not that the Company will not realize future benefits associated with these deferred tax assets at June 30, 2019 and December 31, 2018.

The Tax Cuts and Jobs Act (the “Tax Act”) was enacted in December 2017. The Tax Act reduces the U.S. federal corporate tax rate from 35 percent to 21 percent, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, creates new taxes on certain foreign earnings and reduces the orphan drug tax credit. In accordance with the Tax Act, the Company determined it necessary to reduce the recorded deferred tax liability by $0.6 million during the six months ended June 30, 2018 to allow naked credit deferred tax liabilities to be used as a source of taxable income in the future. This change in deferred tax liability was recognized as income tax benefit in the consolidated financial statements of operations for the three and six months ended June 30, 2018. There was no change in deferred tax liability for the three and six months ended June 30, 2019 and no income tax expense was recorded for the three and six months ended June 30, 2019.

At December 31, 2018, the Company had unused federal and state NOL carryforwards of $460.3 million and $404.3 million, respectively, that may be applied against future taxable income. The Company has fully reserved the deferred tax asset related to these NOL carryforwards as reflected in its consolidated financial statements. These carryforwards expire at various dates through December 31, 2037, with the exception of approximately $44.0 million of federal NOL carryforwards that will not expire. The 20-year limitation was eliminated for losses generated after January 1, 2018, giving the taxpayer the ability to carry forward losses indefinitely. However, NOL carryforwards arising after January 1, 2018, will now be limited to 80 percent of taxable income.

The use of the Company’s NOL carryforwards may, however, be subject to limitations as a result of an ownership change. A corporation undergoes an “ownership change,” in general, if a greater than 50% change (by value) in its equity ownership by one or more five-percent stockholders (or certain groups of non-five-percent stockholders) over a three-year period occurs. After such an ownership change, the corporation’s use of its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income is subject to an annual limitation determined by the equity value of the corporation on the date the ownership change occurs multiplied by a rate determined monthly by the Internal Revenue Service. This rate for April 2019 equals 2.20 percent. The Company experienced ownership changes under Section 382 of the Internal Revenue Code of 1986, as amended, in 2010, 2011 and 2016, but the Company did not reduce the gross deferred tax assets related to the NOL carryforwards because the limitations do not hinder the Company’s ability to potentially utilize all of the NOL carryforwards.

The Company is likely to experience another ownership change in the future, possibly in 2019, as a result of shifts in stock ownership due to any future equity offerings. A renewed ownership change will likely materially and substantially reduce the Company’s ability to fully utilize the NOL carryforwards and, consequently, will likely reduce the gross deferred tax assets related to the NOL carryforwards. If an ownership change occurred and if the Company earned net taxable income, its ability to use the pre-change NOLs to offset U.S. federal taxable income would be subject to these limitations, which could potentially result in increased future tax liability compared to the tax liability the Company would incur if the use of NOL carryforwards were not so limited.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing in this Quarterly Report on Form 10-Q and those in included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2018. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in this report and our most recent Annual Report on Form 10-K, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis.

Overview

We are a fully integrated biopharmaceutical company engaged in the discovery, development and commercialization of small molecules and biologics to address significant unmet medical needs, with a near-term clinical focus on autoimmune, inflammatory and fibrotic diseases. Our team, which has a proven track record of successful drug development and commercialization, identifies and develops novel candidates from our small molecule and biologics platforms as well as develops our in-licensed product candidates. By retaining global commercial rights to our lead product candidates, we believe that we have the ability to progress these candidates ourselves while maintaining flexibility for commercial and licensing arrangements. We expect to continue to progress our clinical candidates and have further clinical trial data to report in the second half of 2019 and in 2020.

Our operations to date have been focused on developing first-in-class innovative therapies for indications with significant unmet medical needs while leveraging our commercial infrastructure. We have never been profitable and had an accumulated deficit of $257.9 million at June 30, 2019. Our net income was $9.2 million and $12.8 million for the three and six months ended June 30, 2019, respectively, and $21.5 million and $1.1 million for the three and six months ended June 30, 2018, respectively. Our net income for each of these periods was primarily driven by non-cash unrealized gains related to our investment in MeiraGTx common stock.

Although our commercial business generates revenue, the revenues generated for the three and six months ended June 30, 2019 and 2018 were not significant, and we expect to incur significant losses for the foreseeable future and expect these losses to increase as we continue our development of, and seek regulatory approvals for, our additional product candidates, hire additional personnel and initiate commercialization of any products that receive regulatory approval. We anticipate that our expenses will increase substantially if, or as, we:

•	invest significantly to further develop our most advanced product candidates;
•	initiate clinical trials and preclinical studies for our other product candidates;
•	seek regulatory approval for any of our product candidates that successfully complete clinical trials;
•	continue to invest in our research discovery platforms;
•	seek to identify and develop additional product candidates;
•	scale up our sales, marketing and distribution infrastructure and product sourcing capabilities;
•	acquire or in-license other product candidates and technologies;
•	scale up our operational, financial and management information systems and personnel, including personnel to support our product development;
•	make milestone or other payments under any in-license agreements; or
•	maintain, expand and protect our intellectual property portfolio.

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

The successful development of our product candidates is highly uncertain and subject to numerous risks, including, but not limited to:

•	the scope, rate of progress and expense of our research and development activities;
•	clinical trial results;
•	the scope, terms and timing of regulatory approvals;
•	the expense of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights;
•	the cost, timing and our ability to acquire sufficient clinical and commercial supplies for any product candidates and products that we may develop; and
•	the risks disclosed in this report and our most recent Annual Report on Form 10-K.

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

Other Income (Expense)

Other income (expense) comprises interest income earned on cash and cash equivalents and restricted cash and interest expense on our outstanding indebtedness, including non-cash interest related to the amortization of debt discount, debt premium and deferred financing costs associated with our indebtedness. Our loss on equity method investment in MeiraGTx, as well as gains and losses arising from changes in fair value of our common stock ownership in MeiraGTx are recognized in other income (expense) in the consolidated statements of operations. Changes in the fair value of financial instruments, based upon the fair value of the underlying security at the end of each reporting period as calculated using the Black-Scholes option pricing model, are also recognized in other income (expense). Such financial instruments include warrant liabilities for which cash settlement features exist.

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

Income Taxes

We file a consolidated tax return for Kadmon Holdings, Inc. and its domestic subsidiaries and the required information returns for its international subsidiaries, all of which are wholly owned. Where permitted, we file combined state returns, but in some instances separate company returns for certain subsidiaries on a stand alone basis are required. At both June 30, 2019 and December 31, 2018, we had a deferred tax liability of $0.4 million and a full valuation allowance for our deferred tax assets.

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

Critical Accounting Policies

The Company’s significant accounting policies are disclosed in the audited financial statements for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K filed on March 7, 2019 with the Securities Exchange Commission (“SEC”). Since the date of such financial statements, there have been no changes to the Company’s significant accounting policies except for the change in lease accounting upon adoption of ASC 842 (See Note 2 and Note 8 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q).

Recent Accounting Pronouncements

See Note 2 of the notes to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a summary of recently issued and adopted accounting pronouncements.

Results of Operations

Three and Six Months Ended June 30, 2019 and 2018

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(unaudited)		(unaudited)
	(in thousands)		(in thousands)
Revenues
Net sales	$47	$161	$114	$435
Other revenue	179	198	353	357
Total revenue	226	359	467	792
Cost of sales	45	103	76	302
Write‑down of inventory	932	98	932	245
Gross profit	(751)	158	(541)	245
Operating expenses:
Research and development	15,108	10,178	30,099	19,958
Selling, general and administrative	8,981	8,812	16,927	17,062
Total operating expenses	24,089	18,990	47,026	37,020
Loss from operations	(24,840)	(18,832)	(47,567)	(36,775)
Total other income	34,000	39,775	60,319	37,277
Income tax benefit	—	562	—	562
Net income	$9,160	$21,505	$12,752	$1,064
Deemed dividend on convertible preferred stock	508	491	1,023	981
Net income attributable to common stockholders	$8,652	$21,014	$11,729	$83

Revenues

Total revenue decreased by 37.0%, or approximately $0.2 million, from $0.4 million for the three months ended June 30, 2018 to $0.2 million for the three months ended June 30, 2019. The decrease in total revenue was primarily attributable to a decline in sales of tetrabenazine of $0.1 million for the three months ended June 30, 2018 as compared to the three months ended June 30, 2019. Total revenue also included service and sublease revenue from MeiraGTx of $0.2 million for each of the three months ended June 30, 2019 and 2018.

Total revenue decreased by 41.0%, or approximately $0.3 million, from $0.8 million for the six months ended June 30, 2018 to $0.5 million for the six months ended June 30, 2019. The decrease in total revenue was primarily attributable to the decline in sales of tetrabenazine from $0.3 million for the six months ended June 30, 2018 to $0.1 million for the six months ended June 30, 2019. Total revenue also included service and sublease revenue from MeiraGTx of $0.3 million for each of the six months ended June 30, 2019 and 2018.

Cost of sales and write-down of inventory

Cost of sales was less than $0.1 million for each of the three months ended June 30, 2019 and 2018, and $0.1 million and $0.3 million for the six months ended June 30, 2019 and 2018, respectively. We recognized $0.9 million of inventory write-downs during each of the three and six months ended June 30, 2019 of our pre-launch KD034 inventory based on our expectation that such inventory will not be sold prior to reaching its product expiration date. We recognized $0.1 million and $0.2 million of inventory write-downs during the three and six months ended June 30, 2018, respectively, of our Ribasphere inventory based on our expectation that such inventory will not be sold prior to reaching its product expiration date.

Research and development expenses

Research and development expenses increased by 48.4%, or approximately $4.9 million, to $15.1 million for the three months ended June 30, 2019 from $10.2 million for the three months ended June 30, 2018. The increase in research and development expense for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018 was primarily related to development of the Company’s most advanced product candidate KD025, as well as the development of KD033 and KD045.

Research and development expenses increased by 50.8%, or approximately $10.1 million, to $30.1 million for the six months ended June 30, 2019 from $20.0 million for the six months ended June 30, 2018. The increase in research and development expense for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018 was primarily related to development of the Company’s most advanced product candidate, KD025, as well as the development of KD033 and KD045.

Selling, general and administrative expenses

Selling, general and administrative expenses remained generally consistent for the three and six months ended June 30, 2019 as compared to the three and six months ended June 30, 2018. Selling, general and administrative expenses increased by 1.9%, or approximately $0.2 million, to $9.0 million for the three months ended June 30, 2019 from $8.8 million for the three months ended June 30, 2018, while selling, general and administrative expenses decreased by 0.8%, or approximately $0.1 million, to $16.9 million for the six months ended June 30, 2019 from $17.1 million for the six months ended June 30, 2018.

Total other income

The following table provides components of other income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(unaudited)		(unaudited)
	(in thousands)		(in thousands)
Interest expense	$(843)	$(939)	$(1,680)	$(1,890)
Amortization of deferred financing costs and debt discount and premium	(93)	(399)	(188)	(913)
Change in fair value of financial instruments	280	463	56	604
Loss on equity method investment	—	—	—	(1,242)
Unrealized gain on equity securities	34,110	40,508	60,938	40,508
Interest income	548	139	1,204	208
Other (expense) income	(2)	3	(11)	2
Total other income	$34,000	$39,775	$60,319	$37,277

For the three and six months ended June 30, 2019, other income consisted primarily of unrealized gains related to our investment in MeiraGTx common stock of $34.1 million and $60.9 million, respectively, and interest income of $0.5 million and $1.2 million, respectively, partially offset by a change in the fair value of financial instruments of $0.3 million and $0.1 million, respectively, and interest expense and other costs related to our debt of $0.9 million and $1.9 million, respectively.

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

Income tax benefit

No income tax expense was recorded for the three and six months ended June 30, 2019.  The Tax Cuts and Jobs Act (the “Tax Act”) was enacted in December 2017. In accordance with the Tax Act, the Company determined it necessary to reduce the recorded deferred tax liability by $0.6 million during the second quarter of 2018 to allow naked credit deferred tax liabilities to be used as a source of taxable income in the future. The change in deferred tax liability has been recognized as income tax benefit in the consolidated financial statements of operations for the three and six months ended June 30, 2018.

Deemed dividend

We have 28,708 shares of 5% convertible preferred stock outstanding, which accrue dividends at a rate of 5% and convert into shares of our common stock at a 20% discount to the initial public offering price per share of common stock in the Company’s IPO of $12.00 per share. In May 2019, the holders of 1,292 shares of 5% convertible preferred stock exercised their right to convert their convertible preferred shares into 154,645 shares of the Company’s common stock. The Company accrued dividends on the 5% convertible preferred stock of $0.4 million and $0.8 million during the three and six months ended June 30, 2019 and 2018, respectively.  The Company calculated a deemed dividend of $0.1 million on the $0.4 million of accrued dividends during each of the three months ended June 30, 2019 and 2018, and $0.2 million on the $0.8 million of accrued dividends during each of the six months ended June 30, 2019 and 2018, which is a beneficial conversion feature. The stated liquidation preference amount on the 5% convertible preferred stock totaled $33.1 million at June 30, 2019.

Liquidity and Capital Resources

Overview

We maintained cash and cash equivalents of $86.2 million at June 30, 2019.  We had an accumulated deficit of $257.9 million and working capital of $58.9 million at June 30, 2019. We entered into a Sales Agreement with Cantor Fitzgerald & Co. in August 2017 under which we may sell up to $40.0 million in shares of our common stock in one or more placements at prevailing market prices for our common stock (the “ATM Offering”). Any such sales would be effected pursuant to our registration statement on Form S-3 (File No. 333-222364), declared effective by the SEC on January 10, 2018. In January 2019, we sold 13,778,705 shares of common stock at a weighted average price of $2.17 per share through the ATM Offering and received total gross proceeds of $29.9 million ($29.0 million net of $0.9 million of commissions). In April, 2019, we sold 2,538,100 shares of common stock at a price of $2.70 per share through the ATM Offering and received total gross proceeds of $6.9 million ($6.7 million net of $0.2 million of commissions payable by us). Our existing cash and cash equivalents are expected to enable us to advance our Phase 2 clinical studies of KD025 and advance certain of our other pipeline product candidates and provide for other working capital purposes.

Our plans include continuing to finance operations through the issuance of additional equity securities, monetization of assets and increasing our commercial portfolio through the development of our current pipeline or through strategic collaborations. Any transactions which occur may contain covenants that restrict the ability of our management to operate the business or may have rights, preferences or privileges senior to the our common stock and may dilute our current stockholders.

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

If we are unable to obtain additional capital, our long-term business plan may not be accomplished and we may be forced to curtail or cease operations. The 2015 Credit Agreement contains certain developmental milestones, as well as a minimum liquidity covenant. The Company’s failure to achieve these milestones [as anticipated] by December 31, 2019 or its violation of its minimum liquidity covenant would constitute an event of default under the 2015 Credit Agreement. Upon an event of default, the Lender may terminate the commitments under the 2015 Credit Agreement and declare the loans then outstanding under the 2015 Credit Agreement to be due and payable in whole or in part, together with any applicable fees and accrued interest thereon. The Company considers some of these developmental milestones to be outside of its control. As a result, if an event of default arises under the Credit Agreement, the Company may need to use cash and cash equivalents on hand to fund certain repayment commitments under the 2015 Credit Agreement.

These factors individually and collectively continue to raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments or classifications that may result from the possible inability of us to continue as a going concern.

Sources of Liquidity

Since our inception through June 30, 2019, we have raised net proceeds from the issuance of equity and debt. At June 30, 2019, we had $28.0 million of outstanding loans under the 2015 Credit Agreement, which matures in July 2020. As of the date hereof, we are not in default under the terms of the 2015 Credit Agreement. We maintained cash and cash equivalents of $86.2 million at June 30, 2019.

The following table sets forth the primary sources and uses of cash and cash equivalents for each period set forth below:

	Six Months Ended
	June 30,
	2019	2018
	(unaudited)
	(in thousands)

Net cash provided by (used in):
Operating activities	$(43,914)	$(35,345)
Investing activities	(413)	(528)
Financing activities	35,769	99,826
Net increase (decrease) in cash and cash equivalents	$(8,558)	$63,953

Operating Activities

The net cash used in operating activities was $43.9 million for the six months ended June 30, 2019, and consisted primarily of a net income of $12.8 million adjusted for $53.2 million in net non-cash items, including unrealized gain on equity securities of $60.9 million, offset by the depreciation and amortization of fixed assets and right-of-use lease assets of $2.6 million, amortization of deferred financing costs and debt discount of $0.2 million, write-down of inventory of $0.9 million, change in fair value of financial instruments of $(0.1) million and share-based compensation expense of $4.1 million, as well as a net decrease in operating assets and liabilities of $3.5 million.  Once adjusted for the non-cash items above, the cash used in operating activities for the six months ended June 30, 2019 was primarily driven by selling, general and administrative expenses of $11.4 million, research and development expense related to the advancement of our clinical product candidates of $28.0 million and interest paid on our debt of $1.7 million.

The net cash used in operating activities was $35.3 million for the six months ended June 30, 2018, and consisted primarily of a net income of $1.1 million adjusted for $33.1 million in net non‑cash items, including the depreciation and amortization of fixed assets of $0.7 million, amortization of deferred financing costs, debt discount and debt premium of $0.9 million, loss on equity method investment of $1.2 million and share‑based compensation expense of $5.6 million, offset by an unrealized gain on equity securities of $40.5 million, change in deferred tax liability of $0.6 million, as well as a net decrease in operating assets and liabilities of $3.4 million. The significant items in the change in operating assets and liabilities include a decrease of $2.9 million in accounts payable, accrued expenses and other liabilities, an increase in prepaid and other assets of $0.5 million due to timing of payments for certain services, and a decrease in inventories of $0.7 million, partially offset by a decrease in accounts receivable of $0.6 million due to timing of collections from our customers. The net income was primarily driven by an unrealized gain on equity securities related to our investment in MeiraGTx of $40.5 million, offset by selling, general and administrative expenses of $17.1 million, research and development expense related to the advancement of our clinical product candidates of $20.0 million and interest paid on our debt of $1.9 million.

Investing Activities

Net cash used in investing activities was $0.4 million for the six months ended June 30, 2019 consisting of costs related to leasehold improvements at our clinical office in Cambridge, Massachusetts and the purchase of laboratory equipment. Net cash used in investing activities was $0.5 million for the six months ended June 30, 2018, consisting of costs related to the purchase of property and equipment, primarily related to in‑house software and laboratory equipment.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2019 was $35.8 million, consisting primarily of net proceeds from the issuance of common stock through the ATM Offering of $35.7 million. Net cash provided by financing activities for the six months ended June 30, 2018 was $99.8 million, consisting primarily of proceeds from the issuance of common stock in our June 2018 public offering of shares of our common stock.

Future Funding Requirements

We expect our expenses to increase compared to prior periods in connection with our ongoing activities, particularly as we continue research and development, continue and initiate clinical trials and seek regulatory approvals for our product candidates. In anticipation of regulatory approval for any of our product candidates, we expect to incur significant pre-commercialization expenses related to product sales, marketing, distribution and manufacturing.

The expected use of our cash and cash equivalents at June 30, 2019 represents our intentions based upon our current plans and business conditions, which could change in the future as our plans and business conditions evolve. The amount and timing of our actual expenditures may vary significantly depending on numerous factors, including the progress of our development, the status of, and results from, clinical trials, the potential need to conduct additional clinical trials to obtain approval of our product candidates for all intended indications, as well as any additional collaborations that we may enter into with third parties for our product candidates and any unforeseen cash needs. As a result, our management will retain broad discretion over the allocation of our existing cash and cash equivalents. In addition, we anticipate the need to raise additional funds from the issuance of additional equity securities and monetization of assets, and our management will retain broad discretion over the allocation of those funds as well.

Contractual Obligations and Commitments

There have been no material changes in our contractual obligations and commitments during the six months ended June 30, 2019 from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2018.

Off-balance Sheet Arrangements

During the periods presented we did not have, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Our market risks as of June 30, 2019 have not changed materially from those discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2018.

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

As of June 30, 2019, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of June 30, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, as amended) occurred during the fiscal quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Please refer to Note 16 of the notes to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a discussion related to our legal proceedings.

Item 1A.  Risk Factors

Investing in our securities involves a high degree of risk. In addition to the other information contained elsewhere in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, which could materially and adversely affect our business, financial condition or future results. These risks and uncertainties are not the only ones we face. You should recognize that other significant risks and uncertainties may arise in the future, which we cannot foresee at this time. Also, the risks that we currently foresee might affect us to a greater or different degree than expected. Certain risks and uncertainties, including ones that we currently deem immaterial or that are similar to those faced by other companies in our industry or business in general, may also affect our business. If any of the risks actually occur, our business, financial condition or results of operations could be materially and adversely affected. As of June 30, 2019, there were no material changes to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1*	Restated Certificate of Incorporation of Kadmon Holdings, Inc.
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
101*

The following materials from the Kadmon Holdings, Inc. Form 10-Q for the quarter ended June 30, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2019 and 2018, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018, and (iv) Notes to the Financial Statements.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 5, 2019	By:	/s/ Harlan W. Waksal Harlan W. Waksal President and Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2019	By:	/s/ Steven Meehan Steven Meehan Executive Vice President, Chief Financial Officer (Principal Financial Officer)
Date: August 5, 2019	By:	/s/ Kyle Carver
Kyle Carver Principal Accounting Officer, Controller
(Principal Accounting Officer)