Form 10-K
period 2019-12-31
Kadmon Holdings, Inc.
filed 2020-03-05
CIK 1557142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________________

FORM 10-K

_______________________________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from                      to                    .

Commission File Number: 001-37841

Kadmon Holdings, Inc.

(Exact name of registrant as specified in its charter)

_______________________________

Delaware (State or other jurisdiction of incorporation or organization)	27-3576929 (I.R.S. Employer Identification No.)
450 East 29th Street, New York, NY (Address of principal executive offices)	10016 (Zip Code)

(833) 900-5366

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.001 per share	KDMN	The New York Stock Exchange

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

As of June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of its voting and non-voting common equity held by non-affiliates was approximately $139,954,795 based upon the closing price of the registrant’s common stock on June 28, 2019.

The number of shares of the registrant’s common stock outstanding as of March 2, 2020 was 159,763,100.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Kadmon Holdings, Inc.’s definitive proxy statement for the 2020 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

Kadmon Holdings, Inc.

FORWARD‑LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward‑looking statements. All statements other than statements of historical facts contained in this Annual Report on Form 10-K may be forward‑looking statements. Statements regarding our future results of operations and financial position, business strategy and plans and objectives of management for future operations, including, among others, statements regarding future capital expenditures and obligations, are forward‑looking statements. In some cases, you can identify forward‑looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions.

Forward‑looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward‑looking statements. We believe that these factors include, but are not limited to, the following:

•	the initiation, timing, progress and results of our preclinical studies and clinical trials, and our research and development programs;
•	our ability to advance product candidates into, and successfully complete, clinical trials;
•	our reliance on the success of our product candidates;
•	the timing or likelihood of regulatory filings and approvals;
•	our ability to expand our sales and marketing capabilities;
•	the commercialization, pricing and reimbursement of our product candidates, if approved;
•	the implementation of our business model, strategic plans for our business, product candidates and technology;
•	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;
•	our ability to operate our business without infringing, misappropriating or otherwise violating the intellectual property rights and proprietary technology of third parties;
•	cost associated with defending or enforcing, if any, intellectual property infringement, misappropriation or other intellectual property violation, product liability and other claims;
•	regulatory and governmental policy developments in the United States, Europe and other jurisdictions;
•	estimates of our expenses, future revenues, capital requirements and our needs for additional financing;
•	the potential benefits of strategic collaboration agreements and our ability to enter into strategic arrangements;
•	our ability to maintain and establish collaborations;
•	the rate and degree of market acceptance, if any, of our product candidates, if approved;
•	developments relating to our competitors and our industry, including competing therapies;
•	our ability to effectively manage our anticipated growth;
•	our ability to attract and retain qualified employees and key personnel;
•	our ability to achieve cost savings and benefits from our efforts to streamline our operations and to not harm our business with such efforts;
•	our expectations regarding the period during which we qualify as an emerging growth company under the Jumpstart Our Business Startups Act (the “JOBS Act”);
•	statements regarding future revenue, hiring plans, expenses, capital expenditures, capital requirements and share performance;
•	litigation, including costs associated with prosecuting or defending pending or threatened claims and any adverse outcomes or settlements not covered by insurance;
•	our expected use of cash and cash equivalents and other sources of liquidity;
•	the future trading price of the shares of our common stock and the impact of securities analysts’ reports on these prices;
•	the future trading price of our investments and our potential inability to sell those securities;
•	our ability to apply unused federal and state net operating loss carryforwards against future taxable income; and
•	other risks and uncertainties, including those listed under the caption “Risk Factors.”

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

PART  I

Item 1. Business

Overview

We are a clinical-stage biopharmaceutical company that discovers, develops and delivers transformative therapies for unmet medical needs. Our team has a proven track record of successful drug development and commercialization. Our clinical pipeline includes treatments for immune and fibrotic diseases as well as immuno-oncology therapies. We leverage our multi‑disciplinary research and clinical development team members to identify and pursue a diverse portfolio of novel product candidates, both through in-licensing products and employing our small molecule and biologics platforms. We expect to continue to progress our clinical candidates and have further clinical trial events throughout 2020. Below is a brief description of our lead product candidates:

•

Immune and Fibrotic Diseases. We are developing oral small molecule inhibitors of Rho-associated coiled-coil kinase (“ROCK”) to treat immune and fibrotic diseases. Research by Kadmon and several academic institutions has demonstrated that inhibition of ROCK can regulate aberrant immune responses and fibrotic processes.

o

KD025. KD025, our most advanced product candidate, is an orally administered, selective small molecule inhibitor of Rho-associated coiled-coil kinase 2 (“ROCK2”). A pivotal study of KD025 is ongoing in patients with chronic graft-versus-host disease (“cGVHD”), a complication that can occur following hematopoietic cell transplantation (“HCT”) and that results in multi-organ inflammation and fibrosis. The U.S. Food and Drug Administration (“FDA”) has granted Breakthrough Therapy Designation to KD025 for the treatment of cGVHD after failure of two or more prior lines of systemic therapy. The FDA has also granted Orphan Drug Designation to KD025 for the treatment of cGVHD.

In November 2019, we announced positive topline results from the planned interim analysis of ROCKstar (KD025-213), our pivotal trial evaluating KD025 in patients with cGVHD who have received at least two prior lines of systemic therapy. The trial met the primary endpoint of Overall Response Rate (“ORR”) at the interim analysis, which was conducted, as scheduled, two months after completion of enrollment. KD025 showed statistically significant ORRs of 64% with KD025 200 mg once daily (95% Confidence Interval (“CI”): 51%, 75%; p<0.0001) and 67% with KD025 200 mg twice daily (95% CI: 54%, 78%; p<0.0001). In February 2020, we announced expanded results of the interim analysis of KD025-213, showing that ORRs were consistent across key subgroups, including in patients with four or more organs affected by cGVHD (n=69; 64%) and patients who had no response to their last line of treatment (n=74; 68%). Responses were observed in all affected organ systems, including in organs with fibrotic disease. KD025 has been well tolerated and adverse events have been consistent with those expected in the patient population. Additional secondary endpoints, including duration of response, corticosteroid dose reductions, Failure-Free Survival, Overall Survival and Lee Symptom Scale reductions continue to mature and will be available later in 2020.

Further, in December 2019, we presented two-year follow-up data from our ongoing Phase 2a clinical trial of KD025 in cGVHD (KD025-208). The data showed continued patient benefit, with an ORR of 65% across all three dose cohorts. Responses were observed in all affected organ systems, including organs with fibrotic disease. Kaplan-Meier median duration of response was 35 weeks. KD025 was well tolerated, with no increased risk of infection observed. Twenty-four percent of the patients in the trial had remained on KD025 therapy for more than one-and-a-half years as of June 30, 2019. Subject to FDA feedback, we intend to submit a New Drug Application for KD025 in the second half of 2020.

We also initiated a double-blind, placebo-controlled Phase 2 clinical trial of KD025 for the treatment of systemic sclerosis, a life-threatening autoimmune disease characterized by chronic inflammation, fibrosis and vascular damage, in 2019.

o

KD045. KD045 is a potent, selective, oral inhibitor of ROCK for the treatment of fibrotic diseases and is the lead product candidate from our internal effort to identify and develop next-generation ROCK inhibitors. In mouse models of lung, kidney and liver fibrosis, KD045 demonstrated robust activity, highlighting the therapeutic potential of ROCK inhibition and supporting clinical development of this agent. Investigational New Drug (“IND”)-enabling activities of KD045 are currently ongoing.

•	Immuno-oncology. We have a biologics research platform focused on the development of immuno-oncology therapeutics, specifically, IL-15-containing fusion proteins for the treatment of cancer.
o

KD033. KD033 is an anti-PD-L1/IL-15 fusion protein and is the most advanced product candidate from our IL-15 platform. KD033 significantly inhibited tumor growth in many mouse syngeneic models, including PD-L1-expressing models that are resistant to approved immunotherapies. In these models, KD033 has demonstrated long-lasting responses through the induction of immune system memory. We expect to initiate a clinical trial of KD033 in the first half of 2020.

Our Strategy

Our goal is to develop innovative therapies for significant unmet medical needs. Our key strategies to achieve this goal are listed below:

•

Advance KD025 for the treatment of immune diseases. We are conducting a pivotal trial, ROCKstar (KD025-213), of KD025 in patients with cGVHD who have received at least two prior lines of systemic therapy. As further discussed below, we recently announced positive topline results from the planned interim analysis of the trial. We also initiated a Phase 2 clinical trial of KD025 in systemic sclerosis in 2019.

•	Develop KD033 for the treatment of cancer. We plan to initiate clinical trial of KD033 in the first half of 2020.
•	Develop KD045 for the treatment of fibrotic diseases. We expect to complete our ongoing IND-enabling activities of KD045, our ROCK inhibitor.
•

Leverage our research platforms to develop new product candidates. In addition to KD033 and KD045, we intend to use our small molecule and biologics research capabilities to develop new therapies in the areas of immune disorders, fibrotic diseases and immuno-oncology.

Kadmon Pharmaceuticals is our wholly owned, fully integrated commercial operation. We do not currently depend on commercial revenues from Kadmon Pharmaceuticals to support our non-commercial operations. Our commercial infrastructure, including the regulatory, compliance, quality and chemistry, manufacturing and controls (“CMC”) teams of Kadmon Pharmaceuticals, currently supports the development of our clinical-stage product candidates. We plan to leverage our commercial infrastructure to commercialize our product candidates, if approved.

Our Clinical‑Stage Pipeline

ROCK Inhibitors for Immune and Fibrotic Diseases

ROCK is an “on” switch in cells that regulates cell movement, shape, differentiation and function. Two isoforms exist: ROCK1 and ROCK2, and dysregulation of ROCK is implicated in many chronic diseases. Kadmon’s research has demonstrated that inhibition of ROCK can regulate aberrant immune responses and fibrotic processes. Kadmon’s ROCK portfolio includes a ROCK2-selective inhibitor, KD025, for the treatment of immune diseases, and KD045, a ROCK inhibitor for the treatment of fibrotic diseases.

Kadmon’s research has helped define the role of ROCK in the pathogenesis of many diseases, including immune and fibrotic disorders. Specifically, our research has demonstrated that KD025 helps to resolve immune dysregulation by down-regulating pro-inflammatory Th17 cells and increasing regulatory T (“Treg”) cells.

ROCK is downstream of major pro-fibrotic mediators and regulates multiple fibrotic processes, including stress fiber formation, myofibroblast activation and pro-fibrotic gene transcription. KD025 has down-regulated key fibrotic processes in preclinical models, including with profibrotic gene transcription, stress fiber formation, myofibroblast activation and collagen deposition.

KD025 Clinical Program

To date, more than 550 subjects have been dosed with KD025 for immune or fibrotic diseases or as healthy volunteers. KD025 has been well tolerated and demonstrated clinical activity.

KD025 for the Treatment of Chronic Graft-Versus-Host Disease

Medical Need: Chronic Graft-Versus-Host Disease

cGVHD is a common complication that can occur following HCT. In cGVHD, transplanted immune cells (graft) attack the patient’s cells (host), leading to inflammation and fibrosis in multiple tissues. Approximately 14,000 patients in the United States are living with cGVHD, and approximately 5,000 new patients are diagnosed with cGVHD per year.

KD025 in Chronic Graft-Versus-Host Disease

KD025 has demonstrated clinical activity and tolerability in an ongoing pivotal trial in patients with cGVHD who have received two or more prior lines of systemic therapy (KD025-213, or ROCKstar) as well as in an ongoing Phase 2 clinical trial in patients with steroid-dependent or steroid-refractory cGVHD with one to three prior lines of treatment for the disease (KD025-208).

Ongoing Pivotal Trial of KD025 in Chronic Graft‑Versus‑Host Disease (ROCKstar (KD025-213))

KD025-213 is an ongoing, open-label pivotal trial of KD025 in adults and adolescents with cGVHD who have received at least two prior lines of systemic therapy. Patients were randomized to receive KD025 200 mg QD or 200 mg BID (63 patients per arm). Either KD025 dose may be considered by the FDA for registration. The primary endpoint is the ORR, defined as the percentage of patients who meet the 2014 National Institutes of Health (“NIH”) Consensus Conference overall response criteria of Complete Response (CR) or Partial Response (PR). During a Type C meeting in March 2018, the FDA provided guidance to Kadmon on the design of a pivotal study of KD025 in cGVHD. The FDA granted Breakthrough Therapy Designation to KD025 in cGVHD in October 2018. We plan to continue our dialogue with regulatory authorities throughout 2020 to obtain further guidance on the regulatory pathway to approval for KD025 in cGVHD.

In November 2019, we announced positive topline results from the planned interim analysis of ROCKstar. The trial met the primary endpoint at the interim analysis, which was conducted as scheduled two months after completion of enrollment. KD025 showed statistically significant ORRs of 64% with KD025 200 mg QD (95% CI: 51%, 75%; p<0.0001) and 67% with KD025 200 mg BID (95% CI: 54%, 78%; p<0.0001). Statistical significance is achieved if the lower bound of the 95% CI of ORR exceeds 30%, which was achieved in both arms of the trial at the interim analysis. While the ORR endpoint was met at the interim analysis, the primary analysis of the KD025-213 study will occur six months after completion of enrollment. Topline data from the primary analysis of KD025-213 are expected in the second quarter of 2020.

In February 2020, we announced expanded results of the interim analysis of KD025-213, showing that ORRs were consistent across key subgroups, including in patients with four or more organs affected by cGVHD (n=69; 64%) and patients who had no response to their last line of treatment (n=74; 68%). Responses were observed in all affected organ systems, including in organs with fibrotic disease. KD025 has been well tolerated and adverse events have been consistent with those expected in the patient population. Additional secondary endpoints, including duration of response, corticosteroid dose reductions, Failure-Free Survival, Overall Survival and Lee Symptom Scale reductions continue to mature and will be available later in 2020.

Ongoing Phase 2a Clinical Trial of KD025 in cGVHD (KD025-208)

KD025-208 is an ongoing Phase 2 clinical trial in patients with steroid-dependent or steroid-refractory cGVHD with one to three prior lines of treatment for the disease. Three cohorts of patients, (KD025 200 mg QD (n=17), KD025 200 mg BID (n=16) and KD025 400 mg QD (n=21)), were enrolled sequentially following a safety assessment of the previous cohort. KD025 achieved an ORR of approximately 65% across all three cohorts. Responses were observed across all affected organ systems, including in organs with fibrotic disease. Responses were durable, with a median duration of response of 35 weeks.

and patients reported improvements in quality of life and were also able to reduce and/or completely discontinue doses of corticosteroids and other immunosuppressants. Pharmacodynamics data showed a decrease in Th17 cells and an increase in Treg cells during KD025 treatment, consistent with KD025 mechanism of action. KD025 was well tolerated, with no treatment-related serious adverse events and no apparent increased risk of infection. Twenty-four percent of the patients in the trial had remained on KD025 therapy for more than one-and-a-half years as of June 30, 2019.

KD025 for the Treatment of Systemic Sclerosis

Medical Need: Systemic Sclerosis

Systemic sclerosis (“SSc”) is a life-threatening autoimmune disease characterized by chronic tissue inflammation, fibrosis and vascular damage. SSc affects 75,000 to 100,000 people in the United States. Currently, there are no FDA approved drugs for the treatment of SSc.

KD025 in SSc

In 2019, we initiated a double-blind, placebo-controlled Phase 2 clinical trial of KD025 in SSc, a disease in which KD025 has demonstrated potential in preclinical models. Sixty patients are being randomized to receive KD025 200 mg QD, KD025 200 mg BID or placebo (20 patients per arm) blinded for 28 weeks and open-label for an additional 24 weeks (total 52 weeks). The primary endpoint is the change in Combined Response Index for Systemic Sclerosis (CRISS) score, a measure of improvement in systemic sclerosis, at 24 weeks.

KD045

Kadmon is developing KD045, a next-generation ROCK inhibitor for the treatment of fibrotic diseases. A key challenge in the development of ROCK inhibitors is to develop potent, selective oral therapies. Earlier-generation ROCK inhibitors target the majority of the AGC kinase family and lack specificity or potency to effectively target ROCK. Using innovative medicinal chemistry, computational and structure-based design approaches, we have identified and developed proprietary, next-generation inhibitors with enhanced potency and AGC-kinase selectivity to specifically target ROCK. We have selected our lead candidate from this effort, KD045, for clinical development.

KD045 inhibited key fibrotic processes in multiple in vivo pharmacology models, including in models of bleomycin-induced lung fibrosis, renal fibrosis and liver fibrosis. KD045 has been shown to selectively target ROCK, exhibiting a favorable safety profile compared to earlier-generation ROCK inhibitors. IND-enabling studies are ongoing for KD045.

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

Our most advanced candidate from the biologics platform, KD033, is a novel anti-PD-L1/IL-15 fusion protein designed to stimulate an immune response directed to the tumor microenvironment. Recombinant IL-15 alone, which stimulates cancer-fighting immune effector cells. We have developed KD033 as a novel approach to overcome this challenge by fusing IL-15 to an anti-PD-L1 antibody to direct IL-15 activity specifically to the tumor microenvironment, which is designed to promote efficacy and induce durable responses while potentially decreasing safety concerns.

Preclinical data demonstrated that a single dose of KD033 inhibited tumor growth across multiple in vivo syngeneic tumor models. KD033 induced a strong immune response with a single treatment, resulting in mice that remained tumor-free following several tumor re-challenges. Furthermore, KD033 in combination with anti-PD-1 therapy demonstrated synergistic activity, providing clinical rationale for administering KD033 in combination with other immune checkpoint inhibitors. KD033 has demonstrated significant tumor inhibition in murine models that are resistant to approved immunotherapies (PD-L1, PD-1 or CTLA-4 antibodies), suggesting that KD033 may deliver promising clinical outcomes in cancer patients resistant or refractory to immuno-oncology monotherapy. We have presented encouraging preclinical data on KD033 at scientific conferences. We plan to initiate a clinical trial of KD033 in the first half of 2020.

Other Clinical Programs

KD025 for the Treatment of Idiopathic Pulmonary Fibrosis

Independent research from academic institutions has demonstrated that ROCK signaling is increased in idiopathic pulmonary fibrosis (“IPF”) in humans as well as in murine lung samples. In our preclinical research, KD025 reduced fibrosis in multiple preclinical models, including lung fibrosis in a bleomycin mouse model system. These data suggest that ROCK inhibition has therapeutic potential in IPF by blocking key fibrotic processes mediated by ROCK.

Ongoing Phase 2 Clinical Trial of KD025 in Idiopathic Pulmonary Fibrosis (KD025-207)

We are conducting a randomized, open-label, Phase 2 clinical trial to examine the safety, tolerability and activity of KD025 in IPF patients who have received or been offered pirfenidone and/or nintedanib. The study enrolled 39 patients who were randomized 2:1 to receive KD025 at 400 mg QD or best supportive care (“BSC”). The primary efficacy endpoint is a measure of lung function, the forced vital capacity (“FVC”), at 24 weeks. In initial data, KD025 demonstrated clinical benefit in IPF patients, with a median decline in FVC of 48 mL at week 24, compared to a median decline of 175 mL in patients treated with BSC. KD025 was well tolerated, with no drug-related SAEs.

We have expanded the KD025-207 study to enroll approximately 35 additional patients. We expect these data to support the development of KD045, Kadmon’s ROCK inhibitor, for the treatment of fibrotic diseases, including IPF.

Tesevatinib for the Treatment of Polycystic Kidney Disease (“PKD”)

Tesevatinib is an oral tyrosine kinase inhibitor in development for the treatment of autosomal dominant polycystic kidney disease (“ADPKD”), a genetic kidney disorder. To date, more than 300 subjects have received tesevatinib for the treatment of PKD or cancer, or as healthy volunteers.

Our randomized, placebo-controlled Phase 2 clinical trial of tesevatinib in ADPKD is ongoing and has completed enrollment. We have de-prioritized the tesevatinib program, and we do not currently expect to fund additional studies once the Phase 2 trial is concluded.

Our Drug Discovery Platforms

We have two drug discovery platforms that support our pipeline of clinical‑stage product candidates: small molecules and biologics. We are developing novel therapies in the areas of immune and fibrotic diseases as well as immuno-oncology.

Research and Development

Research and development expenses consist primarily of costs incurred for the development of our product candidates. For the years ended December 31, 2019 and 2018, we recognized $56.5 million and $49.0 million, respectively, in research and development expenses. For further detail about our research and development activities, refer to the research and development sections in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.

Sales and Marketing

Kadmon Pharmaceuticals is our wholly owned, fully integrated commercial operation. We currently market CLOVIQUE™ (Trientine Hydrochloride Capsules, USP), a room-temperature stable innovative product developed in-house at Kadmon and generic Trientine Hydrochloride Capsules USP, 250 mg (collectively, “CLOVIQUE”). Trientine hydrochloride is used for the treatment of Wilson’s disease in patients who are intolerant of penicillamine. CLOVIQUE™ is the first FDA-approved trientine product in a portable blister pack that offers room temperature stability for up to 30 days, potentially providing patients more convenience than existing treatment options.

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

Kadmon Pharmaceuticals is a commercial organization encompassing managed care and specialty pharmacy account directors, experienced regulatory, quality, compliance and CMC teams, marketing experts and sales specialists.

Kadmon Pharmaceuticals has long-standing relationships with specialty pharmacies. The specialty pharmacies through which we distribute our products are fully independent of Kadmon. We do not have any ownership interest in or affiliations with any specialty pharmacy, nor do we consolidate the financial results of any specialty pharmacies with our own.

Investment in MeiraGTx

On June 12, 2018, MeiraGTx Holdings plc (“MeiraGTx”) completed its initial public offering (the “MeiraGTx IPO”) whereby it sold 5,000,000 ordinary shares at $15.00 per share. Upon completion of the MeiraGTx IPO, we owned approximately 13.0% of MeiraGTx’s issued and outstanding ordinary shares and we no longer had the ability to exert significant influence over MeiraGTx’s operations. In October 2019, we entered into a transaction pursuant to which we sold approximately 1.4 million ordinary shares of MeiraGTx for gross proceeds of $22.0 million. As of December 31, 2019, we owned approximately 2.1 million, or 5.7%, of the issued and outstanding ordinary shares of MeiraGTx, with a fair value of $42.0 million.

Strategic Collaborations and License Agreements

Nano Terra, Inc.

In April 2011, in connection with the acquisition of Surface Logix, Inc. (“SLx”) by Nano Terra, Inc. (“Nano Terra”), our subsidiary Kadmon Corporation entered into a joint venture with SLx through the formation of NT Life Sciences, LLC (“NT Life”), whereby Kadmon Corporation contributed $0.9 million at the date of formation in exchange for a 50.0% interest in NT Life. Contemporaneously with our entry into the joint venture, we entered into an exclusive sub-license agreement with NT Life and SLx, under which NT Life granted us rights to certain patents and know-how it licensed from SLx relating to KD025 (formerly SLx-2119). Under this agreement, NT Life granted to us an exclusive, worldwide, royalty-bearing, sublicensable license (under the patents and know how it licensed from SLx) to make, have made, use, sell, offer for sale, import and export certain products, including KD025. NT Life also granted to us a worldwide, non-exclusive, non-transferable, sublicensable license under certain SLx platform technology to make, have made, use, sell, offer for sale, import and export the products. The initial purpose of the joint venture with SLx was to develop assets licensed to us from SLx and to define the royalty obligations with respect to certain products not exclusively licensed to us. The joint venture is, however, currently inactive. We expect that the joint venture will become active and develop certain intellectual property in the future.

We are the sublicensee of granted patents in the United States for KD025, as well as applications in Australia, Canada, Europe, Japan and the United States, which claim KD025 as a composition‑of‑matter, and use of KD025 to treat certain diseases. The last-to-expire U.S. patent in this family has a term that ends in October 2029 based on a calculated PTA and without regard to any potential PTE, which could further extend the term by an additional five years.

In consideration for the rights granted to us by NT Life, we agreed to assume certain of Nano Terra’s payment obligations, which are limited to the royalty percentages discussed in this paragraph, under the Agreement and Plan of Merger dated April 8, 2011, by and among Nano Terra, NT Acquisition, Inc., SLx, and Dion Madsen, as the Stockholder Representative of SLx (the “Nano Terra Merger Agreement”). Pursuant to these obligations, we are required to pay to the Stockholder Representative and NT Life royalties on net sales in the amount of 5% and 10% respectively. As we own 50% of NT Life, the cumulative result of these obligations is that we will owe aggregate royalty payments totaling 9.75% on net sales of licensed products. Pursuant to the assumption of Nano Terra’s payment obligations, if we further assign or sublicense our rights to any licensed product to certain third parties, we are also required to pay to the Stockholder Representative a portion of any sublicensing revenue relating to such licensed product ranging from the low twenty percents to the low forty percents, subject to specified deductions and adjustments. We are also required to pay to NT Life any remaining sublicensing revenue after giving effect to the foregoing sublicense revenue payment to the Stockholder Representative.

Unless earlier terminated, our agreement with NT Life will, with respect to a licensed product, end on a country‑by‑country and licensed product‑by‑licensed product basis upon the latest of (a) the expiration or invalidation of the last valid claim of a licensed patent right covering such licensed product in such country and (b) the expiration or termination of payment obligations with respect to such licensed product in such country under the Nano Terra Merger Agreement. The agreement will, with respect to the licensed SLx platform technology, end on a country‑by‑country basis upon the expiration or invalidation of the last valid claim of a licensed patent right covering such SLx platform technology. We may terminate the agreement at any time upon six months’ written notice to NT Life and if we provide such notice, NT Life may accelerate such termination upon thirty days’ prior written notice. Either party may terminate the agreement for any material breach by the other party that is not cured within a specified time period. NT Life may terminate the agreement if we challenge the licensed patents. Either party may terminate the agreement upon the bankruptcy or insolvency of the other party. The agreement shall terminate in the event we are dissolved.

In addition, the agreement shall terminate on a licensed product‑by‑licensed product basis in the event such licensed product reverts to the Stockholder Representative because of a failure to satisfy the diligence requirements as set forth in the Nano Terra Merger Agreement. More specifically, pursuant to our sub-license agreement with NT Life and SLx, we agreed to assume certain of Nano Terra’s diligence obligations under the Nano Terra Merger Agreement such that we are obligated to use commercially reasonable efforts to develop the licensed products, including KD025. With respect to KD025, our diligence obligations do not expire until the completion of a certain specified Phase 2 clinical trial of KD025 in oncology. If, prior to the expiration of our diligence obligations, we fail to comply with such diligence obligations for any licensed product, including KD025, the Stockholder Representative may require Nano Terra to assign all assets of SLx, including intellectual property, relating to such licensed product to an entity designated by such Stockholder Representative, subject to Nano Terra’s and our rights to contest such assignment. If such an assignment takes place, our sublicense rights to such intellectual property for such licensed product will terminate.

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

Dyax Corp. (acquired by Shire Plc in January 2016 and acquired by Takeda Pharmaceutical Co. Ltd in 2018)

In July 2011, we entered into a license agreement with Dyax Corp. (“Dyax”) for the rights to use the Dyax Antibody Libraries, Dyax Materials and Dyax Know‑How (collectively “Dyax Property”). The agreement terminated on September 22, 2015, but we had a right to a commercial license of any research target within two years of expiration of the agreement. We exercised this right to a commercial license of two targets in September 2017, one of which is KD033, resulting in a license fee payable to Shire Plc of $1.5 million, which was recorded as research and development expense in the third quarter of 2017.  Under the terms of the agreement, we also recorded $1.5 million as research and development expense during the fourth quarter of 2019, related to development milestones we met during that quarter.

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

Product Candidate	Description/ Indications	US Patent Numbers	Patent Expiration	Patent Type	Major Jurisdictions	Claim Type
KD025	ROCK2 Inhibitor/cGVHD	15,303,420 (pending)	2035*	Utility	US	Method of Use
KD025	ROCK2 Inhibitor/immune diseases (incl. GVHD)	US2013/063752	2033+	Utility	US, JP	Method of Use
KD025	Inhibitor/immune diseases (incl. GVHD)	(pending)	2033*		CA, CN, EA, EP	Method of Use
KD025	ROCK2 Inhibitor/Fibrosis	8,357,693	2029+	Utility	US	Composition of Matter/ Method of Use
KD025	ROCK2 Inhibitor/Fibrosis	8,916,576	2026+	Utility	CA, CN, EA, EP, JP,	Composition of Matter/ Method of Use
Tesevatinib	Multi‑kinase Inhibitor/Oncology	7,576,074 8,658,654	2026+	Utility	AU, CA, EP, JP, US	Composition of Matter/ Method of Use
Tesevatinib	Multi‑kinase Inhibitor/Polycystic Kidney Disease	9,364,479	2031+	Utility	CA, CN, EA, EP, TW, US	Method of Use
KD033	Monoclonal Antibody, Immunoconjugate/Oncology	15,111,102	2035+	Utility	US (pending in CN, JP, EU)	Composition of Matter/ Method of Use
KD045	Inhibitors of Rho-associated Coiled-Coil Kinase	US 62/553,619 (pending)	2037*	Utility	US	Composition of Matter/ Method of Use
CLOVIQUE	Chelating Agent/Wilson’s Disease	Pending	2036*	Provisional	US	Formulation
KD035	VEGFR2 Monoclonal Antibody/Oncology, Angiogenesis	2015/0284464 A1	2033+	Utility	CN, EA, EP, JP, US	Composition of Matter/ Method of Use
Ribavirin	Nucleoside Inhibitor/Hepatitis	6,720,000 7,538,094 7,723,310	2028+	Utility	US	Composition of Matter
Metabolic Inhibitors	Metabolic Inhibitors/Viral Infection	9,029,413	2028*	Utility	CA, EP, JP, US	Method of Use
GLUT Inhibitors	Glucose Uptake Inhibitors/Immunological and Infectious Diseases	Pending	2036*	Provisional	US	Composition of Matter
PD‑L1/VEGFR Antibody	Bispecific Antibody/Oncology	Pending	2037*	Provisional	US, TBD	Composition of Matter/ Method of Use

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

Currently, our drug substance or API raw materials for our product candidates can be supplied by multiple source suppliers. Manufacturing is subject to extensive regulations that impose various procedural and documentation requirements, which govern record keeping, manufacturing processes and controls, personnel, quality control and quality assurance, among others. The contract manufacturing organizations that we use to manufacture our product are obligated to operate under current Good Manufacturing Practice regulations (cGMP) conditions.

Competition

We compete directly with companies that focus on cGVHD,  systemic sclerosis and IPF, and companies dedicating their resources to novel forms of therapies for these indications. We also face competition from academic research institutions, governmental agencies and other various public and private research institutions. With the proliferation of new drugs and therapies in these areas, we expect to face increasingly intense competition as new technologies become available.

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

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, less expensive, more convenient or easier to administer, or have fewer or less severe effects than any products that we may develop. Our competitors also may obtain FDA, European Medicines Agency (“EMA”) or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. Even if our product candidates achieve marketing approval, they may be priced at a significant premium over competitive products if any have been approved by then.

There are a number of currently marketed therapies and products in late‑stage clinical development to treat cGVHD, systemic sclerosis and IPF, including:

cGVHD	Systemic Sclerosis	IPF

Imbruvica (ibrutinib)	Lenabasum	Esbriet (pirfenidone)
Jakafi (ruxolitinib)	Ofev (nintedanib)	Ofev (nintedanib)
Corticosteroids	Mycophenolate mofetil
Calcineurin inhibitors	Cyclosporine

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

U.S. Drug Development Process

In the United States, the FDA regulates drugs under the Federal Food, Drug and Cosmetic Act (“FDCA”), and in the case of biologics, also the Public Health Service Act, and various implementing regulations. Most biological products meet the FDCA’s definition of “drug” and are subject to FDA drug requirements, supplemented by biologics requirements.

Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process, or after approval, may subject an applicant to administrative or judicial sanctions. These sanctions could include the FDA’s refusal to approve pending applications, withdrawal of an approval, a clinical hold, untitled or warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties. The process required by the FDA before a drug or biologic may be marketed in the United States generally involves the following:

•	completion of preclinical laboratory tests, animal studies and formulation studies according to Good Laboratory Practices regulations;
•	submission to the FDA of an IND, which must become effective before human clinical studies may begin;
•	approval by an independent institutional review board (“IRB”), at each clinical site before each trial may be initiated;
•

performance of adequate and well‑controlled human clinical studies according to “good clinical practices” (“GCP”) regulations, to establish the safety and efficacy of the proposed drug or biologic for its intended use;

•	preparation and submission to the FDA of a New Drug Application (“NDA”) or Biologics License Application (“BLA”);
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

Information about certain clinical trials must be submitted within specific timeframes to the NIH, for public dissemination on their ClinicalTrials.gov website.

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

The submission of an NDA or BLA is subject to the payment of a substantial application user fee although a waiver of such fee may be obtained under certain limited circumstances. For example, the agency will waive the application fee for the first human drug application that a small business or its affiliate submits for review. The sponsor of an approved NDA or BLA is also subject to annual product and establishment user fees. For FDA fiscal year 2019 the application fee for an application with clinical data was $2,942,965. Sponsors are also subject to a prescription drug program fee. For fiscal 2019, the prescription drug program fee was $325,424.

In addition, under the Pediatric Research Equity Act of 2003, an NDA or BLA applications (or supplements to applications) for a new active ingredient, new indication, new dosage form, new dosing regimen, or new route of administration must contain data that are adequate to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective, unless the applicant has obtained a waiver or deferral.

In 2012, the Food and Drug Administration Safety and Innovation Act (“FDASIA”) amended the FDCA to require that a sponsor who is planning to submit a marketing application for a drug or biological product that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration submit an initial Pediatric Study Plan (PSP), within sixty days of an End‑of‑Phase 2 meeting or as may be agreed between the sponsor and the FDA. The initial PSP must include an outline of the pediatric study or studies that the sponsor plans to conduct, including study objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of data or full or partial waivers. The FDA and the sponsor must reach agreement on the PSP. A sponsor can submit amendments to an agreed‑upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from preclinical studies, early phase clinical studies, and/or other clinical development programs.

The FDA also may require submission of a Risk Evaluation and Mitigation Strategy (“REMS”) to mitigate any identified or suspected serious risks. The REMS could include medication guides, physician communication plans, assessment plans, and elements to assure safe use, such as restricted distribution methods, patient registries, or other risk minimization tools.

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

ANDAs and Section 505(b)(2) New Drug Applications

Most drug products obtain FDA marketing approval pursuant to an NDA or BLA (described above) for innovator products, or an abbreviated new drug application (“ANDA”) for generic products. Relevant to ANDAs, the Hatch‑Waxman amendments to the FDCA established a statutory procedure for submission and FDA review and approval of ANDAs for generic versions of branded drugs previously approved by the FDA (such previously approved drugs are also referred to as listed drugs). Because the safety and efficacy of listed drugs have already been established by the brand company (sometimes referred to as the innovator), the FDA does not require a demonstration of safety and efficacy of generic products. However, a generic manufacturer is typically required to conduct bioequivalence studies of its test product against the listed drug. The bioequivalence studies for orally administered, systemically available drug products assess the rate and extent to which the API is absorbed into the bloodstream from the drug product and becomes available at the site of action. Bioequivalence is established when there is an absence of a significant difference in the rate and extent for absorption of the generic product and the listed drug. For some drugs (e.g., locally acting drugs like topical anti‑fungals), other means of demonstrating bioequivalence may be required by the FDA, especially where rate and/or extent of absorption are difficult or impossible to measure. In addition to the bioequivalence data, an ANDA must contain patent certifications and chemistry, manufacturing, labeling and stability data.

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

Pharmaceutical Coverage, Pricing and Reimbursement

In the United States, sales of CLOVIQUE and any products for which we may receive regulatory approval for commercial sale will depend in part on the availability of coverage and reimbursement from third‑party payors. Third‑party payors include government authorities, managed care providers, private health insurers and other organizations.

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

Employees

As of December 31, 2019,  we employed 115 people, including 73 in research and development, 18 in commercial operations and 24 in a general and administrative capacity, including executive officers. We also engage a number of temporary employees and consultants. None of our employees is represented by a labor union with respect to his or her employment with us. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

Emerging Growth Company

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. We will remain an emerging growth company until the earlier of (1) December 31, 2021, (2) the last day of the first fiscal year in which our annual gross revenues exceed $1.07 billion, (3) the date on which we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (4) the date on which we have issued more than $1.0 billion in non-convertible debt during the preceding three-year period.

For as long as we remain an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation and financial statements in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote to approve executive compensation and shareholder approval of any golden parachute payments not previously approved. We are choosing to “opt out” of the extended transition periods available under the JOBS Act for complying with new or revised accounting standards, and intend to take advantage of the other reporting exemptions until we are no longer an “emerging growth company.”

Facilities

Our corporate headquarters are located in New York, New York, and consist of approximately 35,771 square feet of space under a lease that expires in October 2025. In addition, we also have locations in Warrendale, Pennsylvania; Cambridge, Massachusetts and Monmouth Junction, New Jersey. We believe that our facilities are adequate for our current needs and for the foreseeable future.

Corporate Information

Our common stock is currently listed on The New York Stock Exchange under the symbol “KDMN.” We are an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012, and therefore we are subject to reduced public company reporting requirements. Our principal executive offices are located at 450 East 29th Street, New York, New York 10016, and our telephone number is (833)-900-5366. Our website address is www.kadmon.com.

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

Risks Related to Our Financial Position

We have incurred substantial losses since our inception, anticipate that we will continue to incur losses for the foreseeable future and may not achieve or sustain profitability. We expect to continue to incur significant expenses related to the development of our clinical product candidates for at least the next several years, and we anticipate that our expenses will increase substantially as a result of multiple initiatives. These factors individually and collectively raise a substantial doubt about or ability to continue as a going concern.

Since inception, we have incurred substantial operating losses. Our consolidated net losses were $61.4 million and  $54.3 million for the years ended December 31, 2019 and 2018,  respectively. Our accumulated deficits were $333.1 million and $269.6 million at December 31, 2019 and 2018, respectively. To date, we have financed our clinical development operations primarily through issuance of common stock and other equity securities in public and private offerings and debt financings. We expect to continue to incur significant expenses related to the development of our clinical product candidates for at least the next several years. We anticipate that our expenses will increase substantially as we:

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

In the absence of substantial revenue from the sale of our products and products that we distribute, or from other sources (the amount, timing, nature or source of which cannot be predicted), we expect our substantial losses to continue as we develop our business and we may need to discontinue operations. Our ability to generate sufficient revenues from our existing products or from any of our product candidates in development, and to transition to profitability and generate consistent positive cash flow is uncertain. We may continue to incur losses and negative cash flow and may never transition to profitability or positive cash flow.

Our independent registered public accounting firm has included an explanatory paragraph in its report as of and for the year ended December 31, 2019 expressing substantial doubt in our ability to continue as a going concern based on our recurring and continuing losses from operations and our need for additional funding to continue operations. Our consolidated financial statements as of December 31, 2019 do not include any adjustments that might result from the outcome of this going concern uncertainty and have been prepared under the assumption that we will continue to operate as a going concern for the next twelve months, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. If we are unable to continue as a going concern we may be forced to liquidate our assets which would have an adverse impact on our business and developmental activities. In such a scenario, the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements. The reaction of investors to the inclusion of a going concern statement by our independent registered public accounting firm and our potential inability to continue as a going concern may materially adversely affect our stock price and our ability to raise new capital or to enter into strategic alliances.

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

Risks Related to Our Clinical Development Pipeline

We depend heavily on the success of KD025. If we are unable to obtain regulatory approval for KD025, our ability to create stockholder value will be limited.

Our most advanced product candidate is KD025, for which we are currently conducting a pivotal trial, ROCKstar (KD025-213), in patients with cGVHD who have received at least two prior lines of systemic therapy. We do not generate meaningful revenues from any FDA-approved drug products. Two of our product candidates, KD025 and tesevatinib, are in clinical trials and we have additional internally developed product candidates such as KD033 and KD045, which are in the early stages of development. There is no guarantee that our clinical trials will be successful or that we will continue with clinical studies to support an approval from the FDA of any of our product candidates for any indication. We note that most drug candidates never reach the clinical development stage and even those that do have only a small chance of successfully completing clinical development and gaining regulatory approval. Therefore, our business currently depends heavily on the successful development, regulatory approval and commercialization of KD025, which may never occur.

Clinical development is a lengthy and expensive process with a potentially uncertain outcome. Our long‑term success depends upon the successful development and commercialization of our product candidates, which is highly uncertain.

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of pre-clinical studies and early clinical trials may not be predictive of the results of later-stage clinical trials. We cannot assure you that the FDA will view the results as we do or that any future trials of our drug candidates will achieve positive results. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through pre-clinical studies and initial clinical trials. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. Any future clinical trial results for our drug candidates may not be successful.

In addition, a number of factors could contribute to a lack of favorable safety and efficacy results for our drug candidates. For example, such trials could result in increased variability due to varying site characteristics, such as local standards of care, differences in evaluation period and surgical technique, and due to varying patient characteristics, including demographic factors and health status.

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

We cannot be certain as to what type and how many clinical trials the FDA will require us to conduct before we may successfully gain approval to market any of our product candidates. Prior to approving a new drug or biologic, the FDA generally requires that the effectiveness of the product candidate (which is not typically fully investigated until Phase 3) be demonstrated in two adequate and well‑controlled clinical trials. In some situations, the FDA approves drugs or biologics on the basis of a single well‑controlled clinical trial establishing effectiveness. However, if the FDA determines that our Phase 3 clinical trial results do not demonstrate a statistically significant, clinically significant benefit with an acceptable safety profile, or if the FDA requires us to conduct additional Phase 3 clinical trials in order to gain approval, we will incur significant additional development costs and commercialization of these products would be prevented or delayed and our business would be adversely affected.

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

In late 2019, a novel strain of COVID-19, also known as coronavirus, was reported in Wuhan, China and began spreading to various parts of the world. Epidemics such as this can adversely impact our business as they can cause disruptions, such as interruptions to supply chain and reduction in access to personnel and services, which could result in delays and complications with respect to our research and development programs and clinical trials. In addition, certain of our business partners and vendors are based in areas currently affected by coronavirus, which could cause additional adverse impact on our business.

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

The development and commercialization of new therapeutics is highly competitive. We face competition (from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide) with respect to our current product candidates and will face competition with respect to any product candidates that we may seek to develop or products we commercialize in the future. We also face competition from academic research institutions, governmental agencies and other various public and private research institutions. Many of these competitors are attempting to develop therapeutics for our target indications. With the proliferation of new drugs and therapies in these areas, we expect to face increasingly intense competition as new technologies become available. Any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future.

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

We must compete effectively against other therapies with our products or any of our product candidates for which we obtain marketing approval.  We may never succeed in these activities and may never generate revenues that are significant or large enough to achieve profitability.

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

We may be unable to accurately estimate demand for our products, including uptake from new products, as demand is dependent on a number of factors. We sell products primarily to wholesalers and specialty pharmacies. These customers maintain and control their own inventory levels by making estimates to determine end user demand. Our customers may not be effective in matching their inventory levels to actual end user demand. As a result, changes in inventory levels held by our customers can cause our operating results to fluctuate unexpectedly. Adverse changes in economic conditions or other factors may cause our customers to reduce their inventories of our products, which would reduce their orders from us, even if end user demand has not changed. If our inventory exceeds demand from our customers and exceeds its shelf life, we will be required to destroy unsold inventory and write off its value. As our inventory and distribution channels fluctuate from quarter to quarter, we may continue to see fluctuations in our earnings and a mismatch between prescription demand for our products and our revenues.

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

Failure to comply with FDA promotional rules may subject us to withdrawal, and correction, of related product promotion, seizure of product and other administrative or enforcement actions as well as the potential for ancillary liability under the False Claims Act and/or product liability litigation.

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

The manufacture of pharmaceutical products is a highly complex process, and if our suppliers encounter problems manufacturing our products, our business could suffer.

The manufacture of pharmaceutical products is a highly complex process, due in part to strict regulatory requirements. Problems may arise during manufacturing for a variety of reasons, including equipment malfunction, failure to follow specific protocols and procedures, problems with raw materials, delays related to the construction of new facilities or the expansion of existing facilities, including those intended to support future demand for our products, changes in manufacturing production sites and limits to manufacturing capacity due to regulatory requirements, changes in the types of products produced, physical limitations that could inhibit continuous supply, man‑made or natural disasters and environmental factors. If problems arise during the production of a batch of product, that batch of product may have to be discarded and we may experience product shortages or incur added expenses. This could, among other things, lead to increased costs, lost revenue, damage to customer relationships, time and expense spent investigating the cause and, depending on the cause, similar losses with respect to other batches or products. If problems are not discovered before the product is released to the market, recall and product liability costs may also be incurred.

Risks Related to Government Regulation

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

Our business operations and activities are subject to extensive federal, state and local fraud and abuse and other healthcare laws and regulations, such as the False Claims Act and the federal Anti‑Kickback Statute, the Foreign Corrupt Practices Act (“FCPA”), federal Physician Payment Sunshine Act, the federal Drug Supply Chain Security Act, federal Civil Monetary Penalty statute, the PPACA program integrity requirements, patient privacy laws and regulation, criminal laws relating to healthcare fraud and abuse, including but not limited to the Health Insurance Portability and Accountability Act, federal consumer protection and unfair competition laws, federal government price reporting laws and state law equivalents of each of these. These laws and regulations constrain, among other things, the business or financial arrangements and relationships through which we may research and develop any product candidate, as well as market, sell and distribute any approved products.

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

In addition, we are a party to agreements that transfer responsibility for complying with specified regulatory requirements, such as packaging, storage, advertising, promotion, record‑keeping and submission of safety and other post‑market information on the product or compliance with manufacturing requirements, to our collaborators and third‑party manufacturers. Approved products, manufacturers and manufacturers’ facilities are required to comply with extensive FDA requirements, including ensuring that quality control and manufacturing procedures conform to current good manufacturing practices (“cGMP”). As such, we and our contract manufacturers, which we are responsible for overseeing and monitoring for compliance, are subject to continual review and periodic inspections to assess compliance with cGMP. Accordingly, we and others with whom we work must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control. The FDA may hold us responsible for any deficiencies or noncompliance of our contract manufacturers in relation to our product candidates and commercial products. If our collaborators or third‑party manufacturers do not fulfill these regulatory obligations, any drugs we market or for which we or they obtain approval may be deemed adulterated, which carries significant legal implications, and may be subject to later restrictions on manufacturing or sale, which could have a material adverse effect on our business.

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

We may not be aware of all third-party intellectual property rights potentially relating to our product candidates. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain that we were the first to make the inventions claimed in our owned or any licensed patents or pending patent applications, or that we were the first to file for patent protection of such inventions.

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

If we or one of our licensing partners initiated legal proceedings against a third party to enforce a patent covering one of our product candidates, the defendant could counterclaim that the patent covering our product candidate is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Although we have conducted due diligence on patents we have exclusively in‑licensed, the outcome following legal assertions of invalidity and unenforceability during patent litigation is unpredictable. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness or non‑enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the U.S. PTO, or made a misleading statement, during prosecution. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re‑examination, post-grant review, inter partes review, interference proceedings, derivation proceedings, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). Such proceedings could result in revocation or amendment to our patents in such a way that they no longer cover our products and product candidates. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art of which we and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our product candidates. Such a loss of patent protection would have a material adverse impact on our business.

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

Due to FDA requirements and other factors, we are generally unable to make changes to our supplier arrangements without delay. Manufacturing services related to each of our pharmaceutical products are primarily provided by a single source. Each of our raw materials are also provided by a single source. We attempt to mitigate this risk through long‑term contracts and inventory safety stock. In the event that any of these third‑party manufacturers fail regulatory compliance, fail to meet quality assurance specifications or experience an unavoidable extraordinary event, our business could be adversely affected.

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

Our quarterly revenues, expenses and net income (loss) have fluctuated in the past and are likely to fluctuate significantly in the future due to the timing of charges and expenses that we may encounter. In recent periods, for instance, we have recorded charges that include:

•	unrealized gain (losses) on investments in equity securities; and
•	gains (losses) related to the change in fair value of financial instruments

Our quarterly revenues, expenses and net income (loss) may fluctuate significantly from quarter to quarter and year to year, such that a period to period comparison of our results of operations may not be a good indication of our future performance.

Specifically, the market price of our investment in MeiraGTx may be volatile and fluctuate substantially, which could result in significant changes to the fair value of our investment and limit our ability to sell those securities. The stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated or disproportionate to the operating performance of particular companies. Broad market and industry factors may negatively affect the market price of MeiraGTx common stock, regardless of its actual operating performance. Further, a decline in the financial markets and related factors beyond our control or the control of MeiraGTx may cause the price of MeiraGTx to decline rapidly and unexpectedly. In addition, MeiraGTx may require significant additional capital to continue its planned operations. To raise capital, MeiraGTx may sell equity securities, convertible securities or other securities in one or more transactions, which may result in material dilution of our investment in MeiraGTx and result in additional volatility in the fair value of our investment in MeiraGTx. As a result of this volatility, the fair value of our investment in MeiraGTx may be significantly and adversely affected. Investments in common stock of companies traded on public markets, including our MeiraGTx investment, are reflected on our balance sheet at fair value based on the closing price of the shares owned on the last trading day before the date of the balance sheet. Fluctuations in the underlying bid price of the shares result in unrealized gains or losses. In accordance with FASB ASC 321, Investments – Equity Securities, we recognize these fluctuations in value as other expense (income). Accordingly, a decline in the trading price of MeiraGTx would require us to recognize unrealized losses, which could result in significant harm to our financial position and adversely affect the price of our common stock. Furthermore, as a result of this volatility, we may not be able to sell our common stock of MeiraGTx at prices we find attractive, or we may be required to recognize realized losses if we sell MeiraGTx common stock. In October 2019, the Company entered into a transaction pursuant to which it sold approximately 1.4 million ordinary shares of MeiraGTx for gross proceeds of $22.0 million. After consummation of the transaction, the Company held approximately 5.7% of the outstanding ordinary shares of MeiraGTx with a fair value of $42.0 million at December 31, 2019.

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

At December 31, 2019, we had 115 full‑time employees. As our development and commercialization plans and strategies develop, we expect to expand our employee base for managerial, operational, sales, marketing, financial and other resources. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. Also, our management may need to divert a disproportionate amount of their attention away from our day‑to‑day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations which may result in weaknesses in our infrastructure, give rise to operational errors, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of existing and additional product candidates. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate and/or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively with others in our industry will depend, in part, on our ability to effectively manage any future growth.

A disruption in our computer networks, including those related to cybersecurity, could adversely affect our financial performance.

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

We rely on our computer networks and systems, some of which are managed by third parties, to manage and store electronic information (including sensitive data such as confidential business information and personally identifiable data relating to employees, customers and other business partners), and to manage or support a variety of critical business processes and activities. We may face threats to our networks from unauthorized access, security breaches and other system disruptions. Despite our security measures, our infrastructure may be vulnerable to external or internal attacks. Any such security breach may compromise information stored on our networks and may result in significant data losses or theft of sensitive or proprietary information. In addition, a cybersecurity attack could result in other negative consequences, including disruption of our internal operations, increased cybersecurity protection costs, lost revenue, regulatory actions or litigation. Any disruption could also have a material adverse impact on our operations. We have not experienced any known attacks on our information technology systems that have resulted in any material system failure, accident or security breach to date.

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

We are required, pursuant to Section 404 of the Sarbanes‑Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. However, for as long as we are an “emerging growth company” under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404. We could be an emerging growth company for up to five years following the date of our IPO. An independent assessment of the effectiveness of our internal controls could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls could lead to financial statement restatements and require us to incur the expense of remediation.

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

Concurrently with the closing of our IPO, we issued 30,000 shares of our convertible preferred stock pursuant to an exchange agreement with holders of our Senior Convertible Term Loan. Holders of the convertible preferred stock shall be entitled to receive a cumulative dividend at an annual rate of 5% of the sum of the original purchase price per share of convertible preferred stock plus any dividend arrearages. In addition, holders of the convertible preferred stock shall be entitled to receive dividends paid or payable on our common stock with respect to the number of shares of our common stock into which each share of convertible preferred stock is then convertible at the then applicable conversion price. Shares of our convertible preferred stock are convertible at any time at the option of the holder into shares of our common stock at a conversion price equal to their original purchase price plus any accrued but unpaid dividends. In May 2019, a holder of 1,292 shares of our 5% convertible preferred stock exercised its right to convert such shares into 154,645 shares of our common stock. At December 31, 2019,  3,536,125 shares of our common stock are issuable upon conversion of our convertible preferred stock. This issuance of common stock upon the conversion would dilute the percentage ownership of holders of our common stock by approximately 2.2% as of December 31, 2019. The dilutive effect of the conversion of these securities may adversely affect our ability to obtain additional equity financing on favorable terms or at all.

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

Any additional capital raised through the issuance of our equity securities would dilute your percentage ownership interest in us. Furthermore, any additional financing we may need may not be available on terms favorable to us or at all. The unavailability of needed financing could adversely affect our ability to execute our business strategy.

Our principal stockholders and management own a significant percentage of our stock and will be able to exercise significant influence over matters subject to stockholder approval.

Our executive officers, directors and holders of 5% or more of our capital stock, together with their respective affiliates, beneficially owned 50.1% of our capital stock as of March 2, 2020, of which 2.7% is beneficially owned by our executive officers. Accordingly, our executive officers, directors and principal stockholders are able to determine the composition of the board of directors, retain the voting power to approve all matters requiring stockholder approval, including mergers and other business combinations, and continue to have significant influence over our operations. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us that you may believe are in your best interests as one of our stockholders. This in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove the board of directors or management.

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

As a public company, we incur significant legal, accounting and other expenses, including costs associated with public company reporting requirements. We also incur costs associated with corporate governance requirements, including requirements of the SEC and the New York Stock Exchange (“NYSE”). We expect these rules and regulations to continue to increase our legal and financial compliance costs and to make some activities more time‑consuming and costly. We also expect that these rules and regulations may continue to make it more difficult and expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers.

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

We are an “emerging growth company,” as defined in the JOBS Act, and we take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We will take advantage of these reporting exemptions until we are no longer an “emerging growth company.” We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more, (ii) the last day of our fiscal year following the fifth anniversary of the date of the completion of our IPO, which is December 31, 2021, (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

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

We could be classified as an inadvertent investment company.

We are not engaged in the business of investing, reinvesting or trading in securities, and we do not hold ourselves out as being engaged in those activities. However, due to various strategic collaborations and corporate transactions customary in our industry, we own, and may come to own, securities of third parties. As such, there can be no assurance that we will be able to avoid being inadvertently deemed an investment company under the Investment Company Act of 1940 (the “Investment Company Act”). If we were deemed to be an investment company, we would be subject to burdensome compliance requirements and restrictions that would limit our activities, including limitations on our capital structure, our ability to sell our securities and our ability to transact business, which would have a material adverse effect on our financial condition and results of operations. To avoid being deemed an investment company, we may be required to sell certain of our investments or to conduct our business in a manner that does not subject us to the requirements of the Investment Company Act, which could have an adverse effect on our business, financial condition and results of operations.

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

We are party to an operating lease in Warrendale, Pennsylvania (our specialty-focused commercial operation), which expires on September 30, 2022, with a two five‑year renewal options, which would extend the term to September 30, 2032, if exercised. Rental payments under the renewal period will be at market rates determined from the average rentals of similar tenants in the same industrial park.

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

For additional information, see Contractual Obligations and Commitments in Part II, Item 7 of this Annual Report on Form 10-K.

Item 3. Legal Proceedings

We are not currently subject to any material legal proceedings. However, we may from time to time become a party to various legal proceedings arising in the ordinary course of our business.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is listed on the NYSE under the symbol “KDMN”.

Holders of Record

On March 2, 2020, there were approximately 212 stockholders of record of our common stock and the closing price of our common stock was $4.85 per share as reported by the NYSE. Since many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy

We currently expect to retain all future earnings, if any, for use in the operation and expansion of our business and paying any debts. We have never declared nor paid any dividends on our common stock and do not anticipate paying cash dividends to holders of our common stock in the foreseeable future. See “Risk Factors—Because we do not anticipate paying any cash dividends on our common stock in the foreseeable future, capital appreciation, if any, will be your sole source of gain.” Any determination to pay dividends on our common stock in the future will be at the discretion of our board of directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements and covenants in our existing financing arrangements and any future financing arrangements. Holders of the convertible preferred stock are entitled to receive a cumulative dividend at an annual rate of 5% of the original purchase price per share of convertible preferred stock, when and as declared by our board of directors and to the extent of funds legally available for the payment of dividends. Holders of the convertible preferred stock are also entitled to participate in all dividends declared and paid to holders of our common stock on an “as if” converted basis.

Purchases of Equity Securities by the Issuer of Affiliated Purchasers

None.

Securities Authorized for issuance under our Equity Compensation Plans

The information called for by this item will be included in our definitive proxy statement with respect to our 2020 Annual Meeting of Shareholders to be filed with the SEC, and is incorporated herein by reference.

Item 6. Selected Financial Data.

As a “smaller reporting company”, we are not required to provide the information required by this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In this Annual Report on Form 10-K, unless otherwise stated or the context otherwise requires, references to the “Company,” “Kadmon,” “we,” “us” and “our” refer to Kadmon Holdings, Inc. and its consolidated subsidiaries. You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business and related financing, includes forward‑looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Annual Report on Form 10-K, our actual results could differ materially from the results described in, or implied by, the forward‑looking statements contained in the following discussion and analysis.

Overview

We are a clinical-stage biopharmaceutical company that discovers, develops and delivers transformative therapies for unmet medical needs. Our team has a proven track record of successful drug development and commercialization. Our clinical pipeline includes treatments for immune and fibrotic diseases as well as immuno-oncology therapies. We expect to continue to progress our clinical candidates and have further clinical trial events to report in 2020.

KD025, our most advanced product candidate, is an orally administered, selective small molecule inhibitor of Rho-associated coiled-coil kinase 2 (“ROCK2”). A pivotal study of KD025 is ongoing in patients with chronic graft-versus-host disease (“cGVHD”), a complication that can occur following hematopoietic cell transplantation (“HCT”) that results in multi-organ inflammation and fibrosis. The U.S. Food and Drug Administration (“FDA”) has granted Breakthrough Therapy Designation to KD025 for the treatment of cGVHD after failure of two or more prior lines of systemic therapy. The FDA has also granted Orphan Drug Designation to KD025 for the treatment of cGVHD.

In November 2019, we announced positive topline results from the planned interim analysis of ROCKstar (KD025-213), our pivotal trial evaluating KD025 in patients with cGVHD who have received at least two prior lines of systemic therapy. The trial met the primary endpoint of Overall Response Rate (“ORR”) at the interim analysis, which was conducted as scheduled two months after completion of enrollment. KD025 showed statistically significant ORRs of 64% with KD025 200 mg once daily (95% Confidence Interval (“CI”): 51%, 75%; p<0.0001) and 67% with KD025 200 mg twice daily (95% CI: 54%, 78%; p<0.0001). In February 2020, we announced expanded results of the interim analysis of KD025-213, showing that ORRs were consistent across key subgroups, including in patients with four or more organs affected by cGVHD (n=69; 64%) and patients who had no response to their last line of treatment (n=74; 68%). Responses were observed in all affected organ systems, including in organs with fibrotic disease. KD025 has been well tolerated and adverse events have been consistent with those expected in the patient population. Additional secondary endpoints, including duration of response, corticosteroid dose reductions, Failure-Free Survival, Overall Survival and Lee Symptom Scale reductions continue to mature and will be available later in 2020

Further, in December 2019, we presented two-year follow-up data from our ongoing Phase 2a clinical trial of KD025 in cGVHD (KD025-208). The data showed continued patient benefit, with an ORR of 65% across all three dose cohorts. Responses were observed in all affected organ systems, including organs with fibrotic disease. Kaplan-Meier median duration of response was 35 weeks. KD025 was well tolerated, with no increased risk of infection observed. Twenty-four percent of the patients in the trial had remained on KD025 therapy for more than one-and-a-half years as of June 30, 2019.

We also initiated a double-blind, placebo-controlled Phase 2 clinical trial of KD025 for the treatment of systemic sclerosis, a life-threatening autoimmune disease characterized by chronic inflammation, fibrosis and vascular damage, in 2019.

In October 2019, we entered into a transaction pursuant to which we sold approximately 1.4 million ordinary shares of MeiraGTx Holdings plc (“MeiraGTx”) for gross proceeds of $22.0 million. After consummation of the transaction, we held approximately 5.7% of the outstanding ordinary shares of MeiraGTx with a fair value of $42.0 million recorded as a current investment in equity securities at December 31, 2019. The fair value of our investment in MeiraGTx is subject to market conditions and may be volatile and fluctuate substantially.

In November 2019, we raised $101.6 million ($95.0 million net of $6.6 million of underwriting discounts and other offering expenses payable by us) from the issuance of 29,900,000 shares of common stock at a price of $3.40 per share (“2019 Public Offering”). Additionally, in November 2019, the Company repaid in full all amounts outstanding under the 2015 Credit Agreement and the Company no longer maintains any outstanding debt.

Our operations to date have been focused on developing first‑in‑class innovative therapies for indications with significant unmet medical needs while leveraging our commercial infrastructure. We have never been profitable and had an accumulated deficit of $333.1 million at December 31, 2019. Our net losses were $61.4 million and $54.3 million for the years ended December 31, 2019 and 2018, respectively. Although our commercial business generates revenue, we expect to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our development of, and seek regulatory approvals for, our product candidates, hire additional personnel and initiate commercialization of any products that receive regulatory approval. We anticipate that our expenses will increase substantially if, or as, we:

•	invest significantly to further develop our most advanced product candidates, including KD025;
•	initiate clinical trials of KD033 and KD045 and preclinical studies for our other product candidates;
•	seek regulatory approval for our product candidates that successfully complete clinical trials;
•	continue to invest in our research platforms;
•	seek to identify additional product candidates;
•	scale up our sales, marketing and distribution infrastructure and product sourcing capabilities;
•	acquire or in‑license other product candidates and technologies;
•	scale up our operational, financial and management information systems and personnel, including personnel to support our product development;
•	make milestone or other payments under any in‑license agreements; or
•	maintain, expand and protect our intellectual property portfolio

Components of Statement of Operations

Revenue

Our revenue is derived from sales of our portfolio of products, including CLOVIQUE and products obtained from Camber Pharmaceuticals, Inc. (“Camber”) pursuant to our terminated supply and distribution agreement with Camber, licensing revenue related to our strategic partnerships, and service revenue from our sublease agreements with MeiraGTx. No meaningful revenue has been generated from sales of our other products. Revenue in 2019 primarily includes the recognition of licensing fees related to our strategic partnership with BioNova Pharmaceuticals Ltd. (“BioNova”), pursuant to which we and BioNova formed a joint venture to develop KD025 in China.

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

Selling, general and administrative expenses

Selling, general and administrative expenses consist primarily of salaries and related costs for non‑research personnel, including stock‑based compensation and travel expenses for our employees in executive, operational, finance, legal, commercial, regulatory, pharmacovigilance and human resource functions. Other selling, general and administrative expenses include facility‑related costs, lease expense, business insurance, director compensation, accounting and legal services, consulting costs and programs and marketing costs to support the commercial business.

Other income (expense)

Other income (expense) is comprised of interest income earned on cash and cash equivalents and restricted cash, interest expense on our outstanding indebtedness, and amortization of debt discount, debt premium and deferred financing costs associated with our indebtedness through November 2019 when the indebtedness was repaid in full.

Other income (expense) includes realized and unrealized gains on equity securities. The realized gains represent the total gains on our investment in MeiraGTx sold since MeiraGTx’s IPO in June 2018. The unrealized gains on equity securities consists of two components: (i) the reversal of the gain or loss recognized in previous periods on equity securities sold and (ii) the change in unrealized gain or loss resulting from mark-to-market adjustments on equity securities still held.

Other income also includes gains and losses arising from changes in fair value of our financial instruments are recognized in other income in the consolidated statements of operations. Such financial instruments include warrant liabilities which are exercisable and redeemable at the option of the holder upon the occurrence of, and during the continuance of, an event of default under the warrant agreement. The change in fair value is based upon the fair value of the underlying security at the end of each reporting period, as calculated using the Black‑Scholes option pricing model.

In addition, we operate in currencies other than the U.S. dollar to fund research and development and commercial activities performed by various third‑party vendors. The translation of these currencies into U.S. dollars results in foreign currency gains or losses, depending on the change in value of these currencies against the U.S. dollar, which are included in other income.

Income taxes

At December 31, 2019 and 2018, we had a deferred tax liability of $0.5 million and $0.4 million, respectively, and a full valuation allowance for our deferred tax assets. As of December 31, 2019, we have unused federal and state net operating loss (“NOL”) carryforwards of $371.1 million and $307.2 million, respectively, that may be applied against and reduce future taxable income. We recorded a valuation allowance to fully offset the gross deferred tax asset, because it is more likely than not that we will not realize future benefits associated with these deferred tax assets at December 31, 2019 and 2018. These NOL carryforwards expire at various dates through December 31, 2037, with the exception of approximately $79.9 million of federal net operating loss carryforwards which will not expire.

The use of our NOL carryforwards may, however, be subject to limitations as a result of an ownership change. A corporation undergoes an “ownership change,” in general, if a greater than 50% change (by value) in its equity ownership by one or more five‑percent stockholders (or certain groups of non‑five‑percent stockholders) over a three‑year period occurs. After such an ownership change, the corporation’s use of its pre‑change NOL carryforwards and other pre‑change tax attributes to offset its post‑change income is subject to an annual limitation determined by the equity value of the corporation on the date the ownership change occurs multiplied by a rate determined monthly by the Internal Revenue Service. We experienced ownership changes under Section 382 of the Code in 2010, 2011 and 2016, but we did not reduce the gross deferred tax assets related to the NOL carryforwards because the limitations do not hinder our ability to potentially utilize all of the NOL carryforwards. We also experienced another ownership change in 2019, as a result of equity offerings. This ownership change reduced our ability to fully utilize all of our NOL carryforwards and, consequently, we reduced the gross deferred tax assets related to our NOL carryforwards by $125.2 million.

Critical Accounting Policies and Significant Judgments and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reporting amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to investments, goodwill, fair value of financial instruments, share‑based compensation and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. If actual results for the critical accounting estimates listed below varied from our estimates, it could significantly impact our financial results. We believe that full consideration has been given to all relevant circumstances that we may be subject to, and the consolidated financial statements accurately reflect our best estimate of the results of operations, financial position and cash flows for the periods presented. While our significant accounting policies are more fully described in Note 2, “Summary of Significant Accounting Policies” of the notes to our consolidated financial statements in Part IV, Item 15 of this Annual Report on Form 10-K, we believe the following accounting policies to be most critical to the judgements and estimates used in the preparation of our financial statements.

Revenue Recognition

We recognize revenue in accordance with the Financial Accounting Standards Board’s, or FASB, Accounting Standards Codification, or ASC, Topic 606, Revenue from Contracts with Customers.  Accordingly, revenue is recognized when the customer obtains control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services. To determine revenue recognition for arrangements that we determine are within the scope of ASC Topic 606, we perform the following five steps:

i.	identify the contract(s) with a customer;
ii.	identify the performance obligations in the contract;
iii.	determine the transaction price;
iv.	allocate the transaction price to the performance obligations; and
v.	recognize revenue when (or as) performance obligations are satisfied

We only apply the five-step model to contracts when we determine that it is probable we will collect the consideration to which we are entitled in exchange for the goods or services we transfer to the customer. At contract inception, once the contract is determined to be within the scope of ASC Topic 606, we assess the goods or services promised within each contract and determine those that are performance obligations, and assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

Any amounts received prior to satisfying the revenue recognition criteria are recognized as deferred revenue in our balance sheet.  Any amounts which are deferred and are expected to be recognized as revenue within the 12 months following the balance sheet date are classified as current portion of deferred revenue.  Amounts not expected to be recognized as revenue within the 12 months following the balance sheet date are classified as deferred revenue, net of current portion.

Our revenues have primarily been generated through product sales, collaborative research, development and commercialization license agreements and other service agreements.  The terms of these license agreements typically may include payment to us of one or more of the following:  nonrefundable, up-front license fees, research, development and commercial milestone payments; and other contingent payments due based on the activities of the counterparty or the reimbursement by licensees of costs associated with patent maintenance.  Each of these types of revenue are recorded as license revenues in our statement of operations.

In determining the appropriate amount of revenue to be recognized as we fulfill our obligations under each arrangement, we perform the following steps:

i.	identify the promised goods and services in the contract;
ii.	determine whether the promised goods or services are performance obligations, including whether they are distinct within the context of the contract;
iii.	measure the transaction price, including the constraint on variable consideration;
iv.	allocate the transaction price to the performance obligations; and
v.	recognize revenue when (or as) performance obligations are satisfied

See Note 11, “License Agreements” for additional details regarding our license arrangements.

As part of the accounting for these arrangements, we allocate the transaction price to each performance obligation on a relative stand-alone selling price basis. The stand-alone selling price may be, but is not presumed to be, the contract price. In determining the allocation, we maximize the use of observable inputs.  When the stand-alone selling price of a good or service is not directly observable, we estimate the stand-alone selling price for each performance obligation using assumptions that require judgment. Acceptable estimation methods include, but are not limited to: (i) the adjusted market assessment approach, (ii) the expected cost plus margin approach, and (iii) the residual approach (when the stand-alone selling price is not directly observable and is either highly variable or uncertain). In order for the residual approach to be used, we must demonstrate that (a) there are observable stand-alone selling prices for one or more of the performance obligations and (b) one of the two criteria in ASC 606-10- 32-34(c)(1) and (2) is met. The residual approach cannot be used if it would result in a stand-alone selling price of zero for a performance obligation as a performance obligation, by definition, has value on a stand-alone basis.

An option in a contract to acquire additional goods or services gives rise to a performance obligation only if the option provides a material right to the customer that it would not receive without entering into that contract. Factors that we consider in evaluating whether an option represents a material right include, but are not limited to: (i) the overall objective of the arrangement, (ii) the benefit the collaborator might obtain from the arrangement without exercising the option, (iii) the cost to exercise the option (e.g. priced at a significant and incremental discount) and (iv) the likelihood that the option will be exercised. With respect to options determined to be performance obligations, we recognize revenue when those future goods or services are transferred or when the options expire.

Our revenue arrangements may include the following:

Up-front License Fees: If a license is determined to be distinct from the other performance obligations identified in the arrangement, we recognize revenues from nonrefundable, up-front fees allocated to the license when the license is transferred to the licensee and the licensee is able to use and benefit from the license. For licenses that are bundled with other promises, we utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, up-front fees. We evaluate the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.

Milestone Payments: At the inception of an agreement that includes research and development milestone payments, we evaluate whether each milestone is considered probable of being achieved and estimate the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within our control or the licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. The transaction price is then allocated to each performance obligation on a relative stand-alone selling price basis, for which we recognize revenue as or when the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, we re-evaluate the probability of achievement of such milestones and any related constraint, and if necessary, adjust our estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect license revenues and earnings in the period of adjustment.

Research and Development Activities: If we are entitled to reimbursement from our collaborators for specified research and development activities or the reimbursement of costs associated with patent maintenance, we determine whether such funding would result in license revenues or an offset to research and development expenses.

Royalties: If we are entitled to receive sales-based royalties from our collaborator, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, we recognize revenue at the later of (i) when the related sales occur, provided the reported sales are reliably measurable, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). To date, we have not recognized any royalty revenue resulting from any of our collaboration and license arrangements.

Manufacturing Supply and Research Services: Arrangements that include a promise for future supply of drug substance, drug product or research services at the licensee’s discretion are generally considered as options. We assess if these options provide a material right to the licensee and if so, they are accounted for as separate performance obligations. If we are entitled to additional payments when the licensee exercises these options, any additional payments are recorded in license revenues when the licensee obtains control of the goods, which is upon delivery, or as the services are performed.

We receive payments from our licensees based on schedules established in each contract. Upfront payments and fees are recorded as deferred revenue upon receipt, and may require deferral of revenue recognition to a future period until we perform our obligations under these arrangements. Amounts are recorded as accounts receivable when our right to consideration is unconditional. We do not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between payment by the licensees and the transfer of the promised goods or services to the licensees will be one year or less.

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

The assumptions relating to the valuation of our options granted for the years ended December 31, 2019 and 2018 are shown below. The table does not include Performance Options.

	Years Ended
	December 31, 2019	December 31, 2018
Weighted average fair value of grants	$2.07	$1.69
Expected volatility	75.96% - 77.73%	72.94% - 75.92%
Risk-free interest rate	1.41% - 2.61%	2.44% - 2.90%
Expected life	5.5 - 6.0 years	5.5 - 6.0 years
Expected dividend yield	0%	0%

The following table summarizes by grant date the number of shares subject to options granted since January 1, 2018, the per share exercise price of the options, the fair value of common stock underlying the options on date of grant and the per share estimated fair value of the options:

Grant Date	Number of Shares Subject to Options Granted	Per Share Exercise Price of Options	Fair Value of Common Stock per Share on Date of Option Grant	Per Share Estimated Fair Value of Options
February 19, 2018	2,000	$3.63	$3.63	$2.42
March 16, 2018	3,077	$4.48	$4.48	$2.05
April 3, 2018	1,597,500	$4.06	$4.06	$2.71
April 10, 2018	40,000	$4.22	$4.22	$2.83
May 9, 2018	2,000	$3.96	$3.96	$2.66
June 25, 2018	33,847	$3.88	$3.88	$1.67
July 27, 2018	200,000	$3.35	$3.35	$2.16
December 14, 2018	1,829,500	$2.47	$2.47	$1.62
January 22, 2019	64,935	$2.27	$2.27	$1.54
February 6, 2019	64,935	$2.27	$2.27	$1.54
February 8, 2019	400,000	$2.17	$2.17	$1.48
May 15, 2019	664,103	$2.29	$2.29	$1.51
May 22, 2019	100,000	$2.25	$2.25	$1.48
August 30, 2019	300,000	$2.14	$2.14	$1.42
November 19, 2019	1,350,000	$4.15	$4.15	$2.76

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

To date, we have not experienced significant changes in our estimates of accrued research and development expenses following each applicable reporting period. However, due to the nature of estimates, we cannot assure you that we will not make changes to our estimates in the future as we become aware of additional information regarding the status or conduct of our clinical studies and other research activities.

Investment in Equity Securities

Equity securities consist of investments in common stock of companies traded on public markets (see Note 10 of the notes to our audited consolidated financial statements in Part IV, Item 15 of this Annual Report on Form 10-K). These shares are carried on our balance sheet at fair value based on the closing price of the shares owned on the last trading day before the balance sheet of this report. Fluctuations in the underlying bid price of the shares result in unrealized gains or losses. In accordance with FASB ASC 321, Investments – Equity Securities (“ASC 321”), we recognize these fluctuations in value as other expense (income). For investments sold, we recognize the gains and losses attributable to these investments as realized gains or losses in other expense (income).

Our total investment balance in equity securities totaled $42.0 million at December 31, 2019, all of which related to our investment in MeiraGTx’s common stock.

Recent Accounting Pronouncements

See Note 2 “Summary of Significant Accounting Policies,” of the notes to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a summary of recently issued and adopted accounting pronouncements.

Results of Operations

	Years Ended December 31,
	2019	2018
	(in thousands)
Revenues
Net sales	$420	$691
License and other revenue	4,675	705
Total revenue	5,095	1,396
Cost of sales	377	412
Write-down of inventory	912	270
Gross profit	3,806	714
Operating expenses:
Research and development	56,461	48,966
Selling, general and administrative	36,425	37,644
Total operating expenses	92,886	86,610
Loss from operations	(89,080)	(85,896)
Other income	27,758	31,120
Income tax expense (benefit)	46	(524)
Net loss	$(61,368)	$(54,252)
Deemed dividend on convertible preferred stock	2,058	2,011
Net loss attributable to common stockholders	$(63,426)	$(56,263)

Comparison of the years ended December 31, 2019 and 2018

Revenues

Total revenue for 2019 increased by 264.3% as compared to 2018 primarily due to a $4.0 million milestone payment earned pursuant to a joint venture and license agreement entered into with BioNova and BK Pharmaceuticals Limited to develop KD025 in China (see Note 11 of the notes to our audited consolidated financial statements in Part IV, Item 15 of this Annual Report on Form 10-K).

Cost of sales and write-down of inventory

The decrease in cost of sales was primarily attributable to the decline in net sales revenue for the year ended December 31, 2019 as compared to the year ended December 31, 2018.

The increase in inventory write-downs during the year ended December 31, 2019 as compared to the year ended December 31, 2018 was related to write-downs of our CLOVIQUE inventory based on our expectation that such inventory will not be sold prior to reaching its product expiration date.

Research and development expenses

Research and development expenses increased by 15.3% for the year ended December 31, 2019 as compared the year ended December 31, 2018. The increase of approximately $7.5 million in research and development expense for 2019 was primarily related to direct external costs of developing our lead product candidate, KD025. For the years ended December 31, 2019 and 2018, we recognized expense of $18.3 million and $10.1 million, respectively, for KD025. There was no significant change in our expense related to developing our other product candidates across multiple projects in 2019 as compared to 2018.

Other income

The following table provides components of other income (expense):

	Years Ended December 31,
	2019	2018
	(in thousands)
Interest expense	$(2,816)	$(3,565)
Amortization of deferred financing costs, debt discount and debt premium	(565)	(1,054)
Change in fair value of financial instruments	(961)	1,525
Unrealized gain on equity securities	7,922	34,075
Realized gain on equity securities	22,000	—
Loss on equity method investment	—	(1,242)
Interest income	2,067	1,307
Other income	111	74
Other income	$27,758	$31,120

For the years ended December 31, 2019 and 2018,  other income consisted primarily of unrealized and realized gains related to our investment in MeiraGTx ordinary shares as well as interest income. Interest expense and other costs related to our debt decreased in 2019 as the Company repaid its debt in full in November 2019. See Note 10 “Investment in MeiraGTx,” of the notes to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for details related to the Company’s investment in equity securities.

Income taxes

 For the year ended December 31, 2019, we recorded an income tax expense of less than $0.1 million related to an adjustment to the deferred tax liability.

The Tax Cuts and Jobs Act (the “TCJA”) was enacted in December 2017. In accordance with the TCJA, the Company determined it necessary to reduce the recorded deferred tax liability by $0.6 million during the second quarter of 2018 to allow naked credit deferred tax liabilities to be used as a source of taxable income in the future. The change in deferred tax liability has been recognized as income tax benefit in the consolidated financial statements of operations for the year ended December 31, 2018.

Deemed Dividend

We have 28,708 shares of 5% convertible preferred stock outstanding, which accrue dividends at a rate of 5% and convert into shares of our common stock at $9.60 per share. In May 2019, the holders of 1,292 shares of 5% convertible preferred stock exercised their right to convert their convertible preferred shares into 154,645 shares of the Company’s common stock. We accrued dividends, inclusive of a beneficial conversion feature on the accrued dividends, on the 5% convertible preferred stock during each of the years ended December 31, 2019 and 2018.

Liquidity and Capital Resources

Overview

We had an accumulated deficit of $333.1 million, working capital of $155.9 million, and cash and cash equivalents of $139.6 million at December 31, 2019.  Net cash used in operating activities was $80.1 million and $71.2 million for the years ended December 31, 2019 and 2018, respectively.

In November 2019, we raised $101.6 million ($95.0 million net of $6.6 million of underwriting discounts and other offering expenses payable by us) from the issuance of 29,900,000 shares of common stock at a price of $3.40 per share. Additionally, in November 2019, we repaid in full all amounts outstanding under our credit agreement with Perceptive Credit Opportunities Fund, L.P., as amended, and we no longer maintain any outstanding debt.

In October 2019, we entered into a transaction pursuant to which we sold approximately 1.4 million ordinary shares of MeiraGTx for gross proceeds of $22.0 million. After consummation of the transaction, we held approximately 5.7% of the outstanding ordinary shares of MeiraGTx with a fair value of $42.0 million recorded as a current investment in equity securities at December 31, 2019.

We filed a shelf registration statement on Form S-3 (File No. 333-233766) on September 13, 2019, which was declared effective by the Securities Exchange Commission (“SEC”) on September 24, 2019. Under this registration statement, we may sell, in one or more transactions, up to $200.0 million of common stock, preferred stock, debt securities, warrants, purchase contracts and units, an amount which includes $50.0 million of shares of its common stock that may be issued in one or more “at-the-market” placements at prevailing market prices under our Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor Fitzgerald”). We had sold securities totaling an aggregate of $101.6 million pursuant to this registration statement as of December 31, 2019.

In April 2019, we sold 2,538,100 shares of common stock at a price of $2.70 per share and received total gross proceeds of $6.9 million ($6.7 million net of $0.2 million of commissions payable by us) and in January 2019, we sold 13,778,705 shares of common stock at a weighted average price of $2.17 per share and received total gross proceeds of $29.9 million ($29.0 million net of $0.9 million of commissions payable by us). These sales were effected pursuant to our registration statement on Form S-3 (File No. 333-222364), which was declared effective by the SEC on January 10, 2018, under the Sales Agreement.

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

Our cash and cash equivalents available at December 31, 2019 was $139.6 million, which is expected to enable us to advance our planned Phase 2 clinical studies for KD025, advance certain of our other pipeline product candidates, including KD033 and KD045, and provide for other working capital purposes. Although cash and cash equivalents will be sufficient to fund the foregoing, cash and cash equivalents will not be sufficient to enable us to meet our long-term expected plans, including commercialization of clinical pipeline products, if approved, or initiation or completion of future registrational studies. Following the completion of our ongoing and planned clinical trials, we will likely need to raise additional capital within one year of the issuance of this report to fund continued operations.  We have no commitments for any additional financing and may not be successful in our efforts to raise additional funds or achieve profitable operations. Any amounts raised will be used for further development of our product candidates, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes.

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

Sources of Liquidity

Since our inception through December 31, 2019, we have raised net proceeds from the issuance of equity and debt.

The following table sets forth the primary sources and uses of cash and cash equivalents for each period set forth below:

	Year Ended
	December 31,
	2019	2018
	(in thousands)
Net cash provided by (used in):
Operating activities	$(80,067)	$(71,227)
Investing activities	21,485	(864)
Financing activities	103,439	99,314
Net increase in cash, cash equivalents and restricted cash	$44,857	$27,223

Operating Activities

The net cash used in operating activities was $80.1 million for the year ended December 31, 2019, and consisted primarily of a net loss of $61.4 million adjusted for $15.1 million in non‑cash items and a net decrease in operating assets and liabilities of $3.7 million. The net loss, adjusted for non‑cash items, was primarily driven by selling, general and administrative expenses of $26.3 million, research and development expense related to the advancement of our clinical product candidates of $54.2 million and interest paid on our debt of $2.7 million.

The net cash used in operating activities was $71.2 million for the year ended December 31, 2018, and consisted primarily of a net loss of $54.3 million adjusted for $21.6 million in non‑cash items, as well as, a net increase in operating assets and liabilities of $4.7 million. The net loss, adjusted for non‑cash items, was primarily driven by selling, general and administrative expenses of $28.8 million, research and development expense related to the advancement of our clinical product candidates of $45.9 million and interest paid on our debt of $3.6 million, partially offset by the net sales less cost of sales primarily from Camber products of $0.3 million.

Investing Activities

Net cash provided by (used in) investing activities was $21.5 million and ($0.9) million for the years ended December 31, 2019 and 2018, consisting of proceeds from the sale of a portion of our investment in MeiraGTx of $22.0 million and for 2018 primarily consist of costs related to the purchase lab equipment and in‑house software purchased to support our clinical and research operations.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2019 was $103.4 million, consisting primarily of net proceeds from the issuance of common stock in our 2019 Public Offering and the 2019 placements under our Sales Agreement, together totaling $130.8 million, partially offset by principal payments on our secured term debt of $28.0 million.

Net cash provided by financing activities for the year ended December 31, 2018 was $99.3 million, consisting primarily of net proceeds from the issuance of common stock in a public offering of $105.8 million, partially offset by principal payments on our secured term debt of $6.6 million.

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

The expected use of our cash and cash equivalents at December 31, 2019 represents our intentions based upon our current plans and business conditions, which could change in the future as our plans and business conditions evolve. The amounts and timing of our actual expenditures may vary significantly depending on numerous factors, including the progress of our development, the status of, and results from, clinical trials, the potential need to conduct additional clinical trials to obtain approval of our product candidates for all intended indications, as well as any additional collaborations that we may enter into with third parties for our product candidates and any unforeseen cash needs. As a result, our management will retain broad discretion over the allocation of our existing cash and cash equivalents. In addition, we anticipate the need to raise additional funds from the issuance of additional equity, and our management will retain broad discretion over the allocation of those funds as well.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at December 31, 2019:

	Payments due by period (in thousands)
		Less than			More than
	Total	1 year	1 - 3 years	3 - 5 years	5 years
Operating leases(1)	26,543	4,833	9,805	8,332	3,573
Purchase commitments(2)	1,566	522	783	261	—
Total(3)	$28,109	$5,355	$10,588	$8,593	$3,573

_________________________

(1)

Operating lease obligations primarily reflect our obligation to make payments in connection with leases for our corporate and clinical headquarters and commercial headquarters distribution center.  See Note 8  “Leases” of the notes to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for information on our contractual obligations and commitments related to leases.

(2)	The Company has certain non-cancellable minimum batch commitments to purchase CLOVIQUE inventory through 2023.
(3)

This table does not include: (a) milestone payments totaling $225.9 million which may become payable to third parties under license agreements as the timing and likelihood of such payments are not known with certainty; (b) any royalty payments to third parties as the amounts, timing and likelihood of such payments are not known with certainty; and (c) contracts that are entered into in the ordinary course of business which are not material in the aggregate in any period presented above.

Off‑balance Sheet Arrangements

During the periods presented we did not have, and we do not currently have, any off‑balance sheet arrangements, as defined under the SEC rules other than future payments under license agreements as discussed in Note 15 “Commitments and Contingencies” of the notes to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company,” we are not required to provide the information required by this item.

Item 8. Financial Statements and Supplementary Data

Our financial statements, together with the report of our independent registered public accounting firm, appear beginning on page 73 of this Annual Report on Form 10-K.

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

At December 31, 2019, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, at December 31, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO 2013. Based on our evaluation under the criteria set forth in Internal Control - Integrated Framework issued by the COSO, our management concluded our internal control over financial reporting was effective as of December 31, 2019.

Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item (other than the information set forth in the next paragraph in this Item 10) will be included in our definitive proxy statement with respect to our 2020 Annual Meeting of Shareholders to be filed with the SEC, and is incorporated herein by reference.

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

Item 11. Executive Compensation

The information called for by this item will be included in our definitive proxy statement with respect to our 2020 Annual Meeting of Shareholders to be filed with the SEC, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by this item will be included in our definitive proxy statement with respect to our 2020 Annual Meeting of Shareholders to be filed with the SEC, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in our definitive proxy statement with respect to our 2020 Annual Meeting of Shareholders to be filed with the SEC, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this item will be included in our definitive proxy statement with respect to our 2020 Annual Meeting of Shareholders to be filed with the SEC, and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The financial statements listed in the Index to Financial Statements beginning on page 73 are filed as part of this Annual Report on Form 10-K.

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

The Board of Directors and Stockholders

Kadmon Holdings, Inc.

New York, New York

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Kadmon Holdings, Inc. (the “Company”) and subsidiaries as of December 31, 2019 and 2018, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 8 to the consolidated financial statements, effective on January 1, 2019, the Company changed its method of accounting for leases due to the adoption of Accounting Standards Codification Topic 842, Leases.

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

New York, New York

March 5, 2020

Kadmon Holdings, Inc.

Consolidated balance sheets

(in thousands, except share and per share amounts)

	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$139,597	$94,740
Accounts receivable, net	954	1,690
Inventories, net	640	925
Investment, equity securities	41,997	—
Prepaid expenses and other current assets	1,416	1,581
Total current assets	184,604	98,936
Fixed assets, net	2,444	3,654
Right of use lease asset	19,651	—
Goodwill	3,580	3,580
Restricted cash	2,116	2,116
Investment, equity securities	—	34,075
Investment, at cost	2,300	2,300
Other noncurrent assets	103	—
Total assets	$214,798	$144,661

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,043	$9,986
Accrued expenses	14,248	13,508
Lease liability - current	3,966	—
Warrant liabilities	1,485	524
Total current liabilities	28,742	24,018
Lease liability - noncurrent	19,759	—
Deferred rent	—	4,290
Deferred tax liability	461	415
Other long term liabilities	101	47
Secured term debt – net of current portion and discount	—	27,480
Total liabilities	49,063	56,250
Commitments and contingencies (Note 15)
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 10,000,000 shares authorized at December 31, 2019 and December 31, 2018; 28,708 and 30,000 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	42,433	42,231
Common stock, $0.001 par value; 400,000,000 and 200,000,000 shares authorized at December 31, 2019 and December 31, 2018, respectively; 159,759,996 and 113,130,817 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	160	113
Additional paid-in capital	456,211	315,710
Accumulated deficit	(333,069)	(269,643)
Total stockholders’ equity	165,735	88,411
Total liabilities and stockholders’ equity	$214,798	$144,661

See accompanying notes to consolidated financial statements

Kadmon Holdings, Inc.

Consolidated statements of operations

(in thousands, except share and per share amounts)

	Years Ended December 31,
	2019	2018
Revenues
Net sales	$420	$691
License and other revenue	4,675	705
Total revenue	5,095	1,396
Cost of sales	377	412
Write-down of inventory	912	270
Gross profit	3,806	714
Operating expenses:
Research and development	56,461	48,966
Selling, general and administrative	36,425	37,644
Total operating expenses	92,886	86,610
Loss from operations	(89,080)	(85,896)
Other income:
Interest income	2,067	1,307
Interest expense	(3,381)	(4,619)
Change in fair value of financial instruments	(961)	1,525
Loss on equity method investment	—	(1,242)
Realized gain on equity securities	22,000	—
Unrealized gain on equity securities	7,922	34,075
Other income	111	74
Total other income	27,758	31,120
Loss before income tax expense	(61,322)	(54,776)
Income tax expense (benefit)	46	(524)
Net loss	$(61,368)	$(54,252)
Deemed dividend on convertible preferred stock	2,058	2,011
Net loss attributable to common stockholders	$(63,426)	$(56,263)

Basic and diluted net loss per share of common stock	$(0.48)	$(0.58)
Weighted average basic and diluted shares of common stock outstanding	132,308,548	97,609,000

See accompanying notes to consolidated financial statements

Kadmon Holdings, Inc.

Consolidated statements of stockholders’ equity

(in thousands, except share amounts)

	Preferred stock		Common stock		Additional paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	Deficit	Total
Balance, January 1, 2018	30,000	$40,220	78,643,954	$79	$198,856	$(237,397)	$1,758
Share-based compensation expense	—	—	—	—	10,391	—	10,391
Common stock issued in public offering, net	—	—	34,303,030	34	105,727	—	105,761
Common stock issued under ESPP plan	—	—	51,999	—	148	—	148
Common stock issued for warrant exercises	—	—	131,834	—	588	—	588
Cumulative effect of change in accounting principle - ASC 606 adoption	—	—	—	—	—	24,017	24,017
Beneficial conversion feature on convertible preferred stock	—	402	—	—	—	(402)	—
Accretion of dividends on convertible preferred stock	—	1,609	—	—	—	(1,609)	—
Net loss	—	—	—	—	—	(54,252)	(54,252)
Balance, December 31, 2018	30,000	$42,231	113,130,817	$113	$315,710	$(269,643)	$88,411
Share-based compensation expense	—	—	—	—	7,208	—	7,208
Common stock issued in public offering, net	—	—	46,216,805	46	130,722	—	130,768
Common stock issued under ESPP plan	—	—	88,619	1	194	—	195
Common stock issued for warrant exercises	—	—	76,776	—	256	—	256
Common stock issued for stock option exercises	—	—	92,334	—	265	—	265
Beneficial conversion feature on convertible preferred stock	—	412	—	—	—	(412)	—
Accretion of dividends on convertible preferred stock	—	1,646	—	—	—	(1,646)	—
Common stock issued upon conversion of convertible preferred stock	(1,292)	(1,856)	154,645	—	1,856	—	—
Net loss	—	—	—	—	—	(61,368)	(61,368)
Balance, December 31, 2019	28,708	$42,433	159,759,996	$160	$456,211	$(333,069)	$165,735

See accompanying notes to consolidated financial statements

Kadmon Holdings, Inc.

Consolidated statements of cash flows

(in thousands)

	Years Ended December 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(61,368)	$(54,252)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of fixed assets	1,784	1,534
Non-cash operating lease cost	3,354	—
Write-down of inventory	912	270
Amortization of deferred financing costs	—	228
Amortization of debt discount	565	1,170
Amortization of debt premium	—	(344)
Share-based compensation	7,208	10,391
Change in fair value of financial instruments	961	(1,525)
Loss on equity method investment	—	1,242
Realized and unrealized gain on equity securities	(29,922)	(34,075)
Deferred taxes	46	(524)
Changes in operating assets and liabilities:
Accounts receivable, net	736	(504)
Inventories, net	(627)	(994)
Prepaid expenses and other assets	62	(463)
Accounts payable	(902)	1,967
Lease liability	(3,717)	—
Accrued expenses and other liabilities	841	4,652
Net cash used in operating activities	(80,067)	(71,227)

Cash flows from investing activities:
Purchases of fixed assets	(515)	(864)
Proceeds from sale of equity securities	22,000	—
Net cash provided by (used in) investing activities	21,485	(864)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	130,768	105,761
Payment of financing costs	—	(596)
Principal payments on secured term debt	(28,045)	(6,574)
Proceeds from issuance of ESPP shares	195	148
Proceeds from exercise of options	265	—
Proceeds from exercise of warrants	256	575
Net cash provided by financing activities	103,439	99,314
Net increase in cash, cash equivalents and restricted cash	44,857	27,223
Cash, cash equivalents and restricted cash, beginning of period	96,856	69,633
Cash, cash equivalents and restricted cash, end of period	$141,713	$96,856

Components of cash, cash equivalents, and restricted cash
Cash and cash equivalents	139,597	94,740
Restricted cash	2,116	2,116
Total cash, cash equivalents, and restricted cash	141,713	96,856

Supplemental cash flow disclosures:
Cash paid for interest	$2,841	$3,591
Cash paid for taxes	—	—
Non-cash investing and financing activities:
Operating lease liabilities arising from obtaining right-of-use assets	212	—
Unpaid fixed asset additions	59	—
Beneficial conversion feature on convertible preferred stock	412	402
Accretion of dividends on convertible preferred stock	1,646	1,609
Common stock issued upon conversion of convertible preferred stock	1,856	—
Increase in lease liabilities from obtaining right-of-use assets – ASC 842 adoption	27,083	—
Cumulative effect of change in accounting principle - ASC 606 adoption	—	24,017
Fair value of modification to lender warrants	—	111

See accompanying notes to consolidated financial statements

Kadmon Holdings, Inc. and Subsidiaries

Notes to consolidated financial statements

1. Organization

Nature of Business

Kadmon Holdings, Inc. (together with its subsidiaries, “Kadmon” or “Company”) is a biopharmaceutical company engaged in the discovery, development and commercialization of small molecules and biologics to address significant unmet medical needs, with a near-term clinical focus on immune and fibrotic diseases as well as immuno-oncology. The Company leverages its multi‑disciplinary research and clinical development team members to identify and pursue a diverse portfolio of novel product candidates, both through in-licensing products and employing its small molecule and biologics platforms.

Liquidity

The Company had an accumulated deficit of $333.1 million, working capital of $155.9 million, and cash and cash equivalents of $139.6 million at December 31, 2019. Net cash used in operating activities was $80.1 million and $71.2 million for the years ended December 31, 2019 and 2018, respectively. In November 2019, the Company raised $101.6 million ($95.0 million net of $6.6 million of underwriting discounts and other offering expenses payable by the Company) from the issuance of 29,900,000 shares of common stock at a price of $3.40 per share (“2019 Public Offering”). Additionally, in November 2019, the Company repaid in full all amounts outstanding under the 2015 Credit Agreement and the Company no longer maintains any outstanding debt. In October 2019, the Company entered into a transaction pursuant to which it sold approximately 1.4 million ordinary shares of MeiraGTx Holdings plc (“MeiraGTx”) for gross proceeds of $22.0 million. After consummation of the transaction, the Company held approximately 5.7% of the outstanding ordinary shares of MeiraGTx with a fair value of $42.0 million at December 31, 2019. The Company expects that its cash and cash equivalents will enable it to advance its clinical studies of KD025 and advance certain of its other pipeline product candidates and provide for other working capital purposes.

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

The Company filed a shelf registration statement on Form S-3 (File No. 333-233766) on September 13, 2019, which was declared effective by the Securities Exchange Commission (“SEC”) on September 24, 2019. Under this registration statement, the Company may sell, in one or more transactions, up to $200.0 million of common stock, preferred stock, debt securities, warrants, purchase contracts and units, an amount which includes $50.0 million of shares of its common stock that may be issued in one or more “at-the-market” placements at prevailing market prices under the Company’s Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor Fitzgerald”). The Company had sold securities totaling an aggregate of $101.6 million pursuant to this registration statement as of December 31, 2019.

In April 2019, the Company sold 2,538,100 shares of common stock at a price of $2.70 per share and received total gross proceeds of $6.9 million ($6.7 million net of $0.2 million of commissions payable by the Company) and in January 2019, the Company sold 13,778,705 shares of common stock at a weighted average price of $2.17 per share and received total gross proceeds of $29.9 million ($29.0 million net of $0.9 million of commissions payable by the Company). These sales were effected pursuant to the Company’s registration statement on Form S-3 (File No. 333-222364), which was declared effective by the SEC on January 10, 2018, under the Sales Agreement.

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

The Company’s cash and cash equivalents at December 31, 2019 was $139.6 million, which is expected to enable the Company to advance its ongoing clinical studies for KD025, advance certain of its other pipeline product candidates, including KD033 and KD045, and provide for other working capital purposes. Although cash and cash equivalents will be sufficient to fund the foregoing, cash and cash equivalents will not be sufficient to enable the Company to meet its long-term expected plans, including commercialization of clinical pipeline products, if approved, or initiation or completion of future registration studies. Following the completion of its ongoing and planned clinical trials, the Company will likely need to raise additional capital within one year of the issuance of this report to fund continued operations. The Company has no commitments for any additional financing and may not be successful in its efforts to raise additional funds or achieve profitable operations. Any amounts raised will be used for further development of the Company’s product candidates, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The Company operates in one segment considering the nature of the Company’s products and services, class of customers, methods used to distribute the products and the regulatory environment in which the Company operates. The accompanying consolidated financial statements, which include the accounts of Kadmon Holdings, Inc. and its domestic and international subsidiaries, all of which are wholly owned by Kadmon Holdings, Inc., have been prepared in conformity with GAAP and pursuant to the rules and regulations of the SEC. In the Company’s opinion, the financial statements include all adjustments (consisting of normal recurring adjustments) and disclosures considered necessary in order to make the financial statements not misleading.

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

The Company recognizes revenue in accordance with ASC 606, the core principle of which is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange for those goods or services. To achieve this core principle, five basic criteria must be met before revenue can be recognized: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to performance obligations in the contract; and (5) recognize revenue when or as the Company satisfies a performance obligation. The Company only applies the five-step model to contracts when it determines that it is probable it will collect the consideration to which it is entitled in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

Amounts received prior to satisfying the revenue recognition criteria are recognized as deferred revenue in the Company’s balance sheet. Amounts expected to be recognized as revenue within the 12 months following the balance sheet date are classified as current portion of deferred revenue. Amounts not expected to be recognized as revenue within the 12 months following the balance sheet date are classified as deferred revenue, net of current portion.

Disaggregation of Revenue

The Company’s revenues have primarily been generated through product sales, collaborative research, development and commercialization license agreements, and other service agreements.  The following table summarizes revenue from contracts with customers for the year ended December 31, 2019 (in thousands):

Years Ended December 31,
2019
Product sales	$420
License revenue	4,000
Other revenue	675
Total revenue	$5,095

Product Sales

The Company markets and distributes products in a variety of therapeutic areas, including CLOVIQUE for the treatment of Wilson’s Disease. These contracts typically include a single promise to deliver a fixed amount of product to the customer with payment due within 30 days of shipment. Revenues are recognized when control of the promised goods is transferred to the customer, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods. The timing of revenue recognition may differ from the timing of invoicing to customers. The Company has not recognized any assets for costs to obtain or fulfill a contract with a customer as of December 31, 2019.

Sales Returns Reserve, Reserve for Wholesaler Chargebacks and Rebates, and Rebates Payable

As is typical in the pharmaceutical industry, gross product sales are subject to a variety of deductions, primarily representing rebates, chargebacks, returns, and discounts to government agencies, wholesalers, and managed care organizations. These deductions represent management’s best estimates of the related reserves and, as such, judgment is required when estimating the impact of these sales deductions on gross sales for a reporting period. If estimates are not representative of the actual future settlement, results could be materially affected. The Company did not have any significant expense related to these sales deductions during 2019 or 2018.

License Revenue

The terms of these license agreements typically may include payment to the Company of one or more of the following:  nonrefundable, up-front license fees, research, development and commercial milestone payments; and other contingent payments due based on the activities of the counterparty or the reimbursement by licensees of costs associated with patent maintenance.  Each of these types of revenue are recorded as license revenues in the Company’s statement of operations.

In determining the appropriate amount of revenue to be recognized as the Company fulfills its obligations under each arrangement, the Company performs the following steps:

i.	identify the promised goods and services in the contract;
ii.	determine whether the promised goods or services are performance obligations, including whether they are distinct within the context of the contract;
iii.	measure the transaction price, including the constraint on variable consideration;
iv.	allocate the transaction price to the performance obligations; and
v.	recognize revenue when (or as) performance obligations are satisfied

See Note 11, “License Agreements” for additional details regarding the Company’s license arrangements.

As part of the accounting for these arrangements, the Company allocates the transaction price to each performance obligation on a relative stand-alone selling price basis. The stand-alone selling price may be, but is not presumed to be, the contract price. In determining the allocation, the Company maximizes the use of observable inputs. When the stand-alone selling price of a good or service is not directly observable, the Company estimates the stand-alone selling price for each performance obligation using assumptions that require judgment. Acceptable estimation methods include, but are not limited to: (i) the adjusted market assessment approach, (ii) the expected cost plus margin approach, and (iii) the residual approach (when the stand-alone selling price is not directly observable and is either highly variable or uncertain). In order for the residual approach to be used, the Company must demonstrate that (a) there are observable stand-alone selling prices for one or more of the performance obligations and (b) one of the two criteria in ASC 606-10- 32-34(c)(1) and (2) is met. The residual approach cannot be used if it would result in a stand-alone selling price of zero for a performance obligation as a performance obligation, by definition, has value on a stand-alone basis.

An option in a contract to acquire additional goods or services gives rise to a performance obligation only if the option provides a material right to the customer that it would not receive without entering into that contract. Factors that the Company considers in evaluating whether an option represents a material right include, but are not limited to: (i) the overall objective of the arrangement, (ii) the benefit the collaborator might obtain from the arrangement without exercising the option, (iii) the cost to exercise the option (e.g. priced at a significant and incremental discount) and (iv) the likelihood that the option will be exercised. With respect to options determined to be performance obligations, the Company recognizes revenue when those future goods or services are transferred or when the options expire.

The Company’s revenue arrangements may include the following:

Up-front License Fees: If a license is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenues from nonrefundable, up-front fees allocated to the license when the license is transferred to the licensee and the licensee is able to use and benefit from the license. For licenses that are bundled with other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, up-front fees. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.

Milestone Payments: At the inception of an agreement that includes research and development milestone payments, the Company evaluates whether each milestone is considered probable of being achieved and estimate the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the Company’s control or the licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. The transaction price is then allocated to each performance obligation on a relative stand-alone selling price basis, for which the Company recognizes revenue as or when the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, the Company re-evaluates the probability of achievement of such milestones and any related constraint, and if necessary, adjust the Company’s estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect license revenues and earnings in the period of adjustment.

Research and Development Activities: If the Company is entitled to reimbursement from its collaborators for specified research and development activities or the reimbursement of costs associated with patent maintenance, the Company determines whether such funding would result in license revenues or an offset to research and development expenses.

Royalties: If the Company is entitled to receive sales-based royalties from its collaborators, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (i) when the related sales occur, provided the reported sales are reliably measurable, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). To date, the Company has not recognized any royalty revenue resulting from any of its collaboration and license arrangements.

Supply Services: Arrangements that include a promise for future supply of drug substance or drug product or research services at the licensee’s discretion are generally considered as options. The Company assesses if these options provide a material right to the licensee and if so, they are accounted for as separate performance obligations. If the Company is entitled to additional payments when the licensee exercises these options, any additional payments are recorded in license revenues when the licensee obtains control of the goods, which is upon delivery, or as the services are performed.

The Company receives payments from its licensees based on schedules established in each contract. Upfront payments and fees are recorded as deferred revenue upon receipt, and may require deferral of revenue recognition to a future period until the Company performs its obligations under these arrangements. Amounts are recorded as accounts receivable when the Company’s right to consideration is unconditional. The Company does not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between payment by the licensees and the transfer of the promised goods or services to the licensees will be one year or less.

Transaction Price Allocated to Future Performance Obligations

ASC 606 requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of December 31, 2019. The guidance provides certain practical expedients that limit this requirement. The Company has various contracts that meet the following practical expedients provided by ASC 606:

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

As of December 31, 2019, the Company had one performance obligation related to a license agreement with Meiji Seika Pharma Co., Ltd that had not yet been satisfied and for which the upfront cash payment had not been received (Note 11). The transaction price of $6.0 million is allocated to the single combined performance obligation under the contract. There are no other performance obligations that have not yet been satisfied as of December 31, 2019 and therefore there is no other transaction price allocated to future performance obligations under ASC 606.

Other Revenue

The other revenue generated by the Company is primarily related to a sublease agreement with MeiraGTx (Note 10). The Company recognizes revenue related to sublease agreements as they are performed.

Share-based Compensation Expense

The Company’s accounting policy for share-based compensation is disclosed in Note 12 “Share-based Compensation”.

Research and Development Expenses

Costs incurred for research and development are expensed as incurred. Included in research and development expense are personnel related costs, expenditures for laboratory equipment and consumables, payments made pursuant to licensing and acquisition agreements, and the cost of conducting clinical trials. Expenses incurred associated with conducting clinical trials include, but are not limited to, drug development trials and studies, drug manufacturing, laboratory supplies, external research, payroll including stock-based compensation and overhead.

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

Research and development expense was $56.5 million and $49.0 million during the years ended December 31, 2019 and 2018, respectively.

Accruals for Research and Development Expenses and Clinical Trials

As part of the process of preparing its financial statements, the Company is required to recognize its expenses resulting from its obligations under contracts with vendors, clinical research organizations and consultants and under clinical site agreements in connection with conducting clinical trials. This process involves reviewing open contracts and purchase orders, communicating with the applicable personnel to identify services that have been performed on behalf of the Company and estimating the level of service performed and the associated cost incurred for the service when the Company has not yet been invoiced or otherwise notified of actual cost. The majority of service providers invoice the Company monthly in arrears for services performed. The Company makes estimates of accrued expenses as of each balance sheet date in the financial statements based on facts and circumstances known to the Company at that time. The Company’s clinical trial accruals are dependent upon the timely and accurate reporting of contract research organizations and other third-party vendors. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in it reporting amounts that are too high or too low for any particular period. For the years ended December 31, 2019 and 2018, there were no material adjustments to the Company’s prior period estimates of accrued expenses for clinical trials. The Company periodically confirms the accuracy of its estimates with the service providers and make adjustments if necessary.

Income Taxes

The Company’s accounting policy for income taxes is disclosed in Note 17 “Income Taxes”.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents are comprised of deposits at major financial banking institutions and highly liquid investments with an original maturity of three months or less at the date of purchase. At December 31, 2019 and 2018, cash equivalents were comprised primarily of money market funds.

The Company has a lease agreement for the premises it occupies in New York. A secured letter of credit in lieu of a lease deposit totaling $2.0 million is secured by restricted cash in the same amount at December 31, 2019 and 2018. The secured letter of credit will remain in place for the life of the related lease, expiring in October 2025 (Note 8). The Company also has a lease agreement for the premises it occupies in Massachusetts. A secured letter of credit in lieu of a lease deposit totaling approximately $0.1 million is secured by restricted cash in the same amount at December 31, 2019 and 2018. The secured letter of credit will remain in place for the life of the related lease, expiring in April 2023 (Note 8).

Concentration of Credit Risk

The Company may from time to time have cash in banks in excess of Federal Deposit Insurance Corporation insurance limits. However, the Company regularly monitors the financial condition of the institutions in which it has depository accounts and believes the risk of loss is minimal as these banks are large financial institutions.

The Company has no off-balance-sheet concentration of credit risk such as foreign exchange contracts, option contracts or other hedging arrangements.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount, net of an allowance for doubtful accounts. A receivable is recognized in the period the Company deliver goods or provide services or when the Company’s right to consideration is unconditional. The Company reviews the collectability of accounts receivable based on an assessment of historical experience, current economic conditions, and other collection indicators. The Company had no significant allowance for doubtful accounts at December 31, 2019 or December 31, 2018 and adjustments to the allowance for doubtful accounts amounted to less than $0.1 million for each of the years ended December 31, 2019 and 2018. When accounts are determined to be uncollectible they are written off against the reserve balance and the reserve is reassessed. When payments are received on reserved accounts they are applied to the customer’s account and the reserve is reassessed. At December 31, 2019, accounts receivable consist primarily of amounts due from a collaboration agreement. The Company’s management believes these receivables are fully collectible.

Inventories

The Company’s accounting policy for inventories is disclosed in Note 7 “Inventories”.

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

The Company’s total investment balance in equity securities totaled $42.0 million and $34.1 million at December 31, 2019 and 2018, respectively.

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

The Company follows FASB ASC Topic 325, “Investments—Other” (“ASC 325”), in accounting for its investment in the stock of another company accounted for as cost method investments. The Company currently only has one such investment, which is measured in accordance with the “practicability election” allowable for investments without a readily determinable fair value that do not qualify for the NAV practical expedient under ASC 820, “Fair Value Measurement”. This requires investments to be measured at cost minus impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. In the event further contributions or additional shares are purchased, the Company will increase the basis in the investment. In the event distributions are made or indications exist that the fair value of the investment has decreased below the carrying amount, the Company will decrease the value of the investment as considered appropriate. The Company’s cost method investment balance totaled $2.3 million at both December 31, 2019 and 2018, respectively.

For all non‑consolidated investments, the Company will continually assess the applicability of FASB ASC Topic 810, “Consolidation” (“ASC 810”), to determine if the investments qualify for consolidation. At December 31, 2019 and 2018, no such investments qualified for consolidation.

Fixed Assets

The Company’s accounting policy for fixed assets is disclosed in Note 9 “Fixed Assets”.

Goodwill

The Company’s goodwill relates to the 2010 acquisition of Kadmon Pharmaceuticals, a Pennsylvania limited liability company that was formed in April 2000. Goodwill is not amortized, but rather is assessed for impairment annually or upon the occurrence of an event that indicates impairment may have occurred, in accordance with FASB ASC Topic 350 “Intangibles—Goodwill and Other”. The Company maintains a goodwill balance of $3.6 million at both December 31, 2019 and 2018. There were no changes in the carrying amount of goodwill and no impairment to goodwill was recorded for the years ended December 31, 2019 and 2018.

Impairment of Long-Lived Assets

Long‑lived assets, including fixed assets and definite-lived intangible assets, are evaluated for impairment periodically, or when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. When any such impairment exists, a charge is recorded in the statement of operations to adjust the carrying value of the related assets.

The Company performed a trigger analysis over all other long‑lived assets at the lowest identifiable level of cash flows and determined that no impairment triggers existed during the years ended December 31, 2019 and 2018.

Accounting for Leases

The Company’s accounting policy for leases is disclosed in Note 8 “Leases”.

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

The carrying amounts reported in the consolidated balance sheet for cash and cash equivalents, receivables, accounts payable and accrued expenses approximate their fair value based on the short-term nature of these instruments. The carrying amount reported in the consolidated balance sheet for investment in equity securities approximates fair value as the asset has a readily determinable market value (Note 10).

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

The Company has historically issued warrants in connection with debt and equity issuances. The Company assesses classification of its warrants and embedded features at each reporting date to determine whether a change in classification is required. The Company’s accounting for its embedded warrants are explained further in Note 6.

Recent Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12, “Income Taxes: Simplifying the Accounting for Income Taxes”, which removes certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocation and calculating income taxes in interim periods. The ASU also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group.  The ASU is effective for annual or interim periods beginning after December 15, 2020. Early adoption is permitted for periods for which financial statements have not been issued.  The Company does not expect the standard to have a significant impact on its consolidated financial statements.

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

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles – Goodwill and Other”, which simplifies the subsequent measurement of goodwill by eliminating “Step 2” from the goodwill impairment test. Instead of performing Step 2 to determine the amount of an impairment charge, the fair value of a reporting unit will be compared with its carrying amount and an impairment charge will be recognized for the value by which the carrying amount exceeds the reporting unit’s fair value. For smaller reporting companies, ASU 2017-04 is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2022. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not expect the standard to have a significant impact on its consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments”, to require financial assets carried at amortized cost to be presented at the net amount expected to be collected based on historical experience, current conditions and forecasts. For smaller reporting companies, the ASU is effective for interim and annual periods beginning after December 15, 2022, with early adoption permitted. Adoption of the ASU is on a modified retrospective basis. The Company does not expect this guidance to have a material impact on its financial statements

3. Stockholders’ Equity

5% Convertible Preferred Stock

The Company’s certificate of incorporation permitted the Company’s board of directors to issue up to 10,000,000 shares of preferred stock from time to time in one or more classes or series. Concurrently with the closing of the Company’s initial public offering (the “IPO”) in 2016 and pursuant to the terms of the exchange agreement entered into with the holders of the Company’s Senior Convertible Term Loan, the Company issued to such holders 30,000 shares of 5% convertible preferred stock, designated as the convertible preferred stock. Each share of convertible preferred stock was issued for an amount equal to $1,000 per share, which is referred to as the original purchase price. Shares of convertible preferred stock with an aggregate original purchase price and initial liquidation preference of $30.0 million were issued to the holders of the Senior Convertible Term Loan in exchange for an equivalent principal amount of the Senior Convertible Term Loan pursuant to the terms of an exchange agreement dated as of June 8, 2016, between the Company and those holders, which is referred to as the exchange agreement.

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

The Company had 28,708 shares of 5% convertible preferred stock outstanding at December 31, 2019, which shares convert into shares of the Company’s common stock at a 20% discount to the initial public offering price per share of common stock in the Company’s IPO of $12.00 per share, or $9.60 per share. In May 2019, a holder of 1,292 shares of 5% convertible preferred stock exercised its right to convert such shares into 154,645 shares of the Company’s common stock.

The 5% convertible preferred stock, inclusive of accrued and unpaid dividends, is convertible into 3,536,125 and 3,519,303 shares of common stock at December 31, 2019 and 2018, respectively.

The Company accrued dividends on the 5% convertible preferred stock of $1.6 million for each of the years ended December 31, 2019 and 2018. The Company also calculated a deemed dividend of $0.4 million on the $1.6 million of accrued dividends for each of the years ended December 31, 2019 and 2018, which equals the 20% discount to the IPO price of the Company’s common stock of $12.00 per share, a beneficial conversion feature. Approximately $1.6 million of accrued dividends that were payable on both June 30, 2019 and June 30, 2018, were added to the stated liquidation preference amount of the 5% convertible preferred stock on those respective dates. The stated liquidation preference amount on the 5% convertible preferred stock totaled $33.1 million and $33.0 million at December 31, 2019 and December 31, 2018, respectively.

Common Stock

On May 15, 2019, the Company's stockholders approved an amendment to the Company's certificate of incorporation to increase the number of shares of common stock, par value $0.001 per share, that the Company is authorized to issue from 200,000,000 to 400,000,000.

For the year ended December 31, 2019, the Company raised an aggregate of $138.5 million, $130.8 million net of $7.7 million of underwriting discounts and other offering costs and expenses, from the issuance of 46,216,805 shares of common stock at a weighted average issuance price of $3.00 per share.

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

	Years Ended
	December 31,
	2019	2018
Numerator – basic and diluted:
Net loss attributable to common stockholders	$(63,426)	$(56,263)
Denominator – basic and diluted:
Weighted average common stock outstanding used to compute basic and diluted net loss per share	132,308,548	97,609,000
Net loss per share, basic and diluted	$(0.48)	$(0.58)

The amounts in the table below were excluded from the calculation of diluted net loss per share, due to their anti-dilutive effect:

	Years Ended
	December 31,
	2019	2018
Options to purchase common stock	13,092,601	11,054,539
Warrants to purchase common stock	11,921,452	11,999,852
Convertible preferred stock	3,536,125	3,519,303
Total shares of common stock equivalents	28,550,178	26,573,694

5. Debt

Secured Term Debt

August 2015 Secured Term Debt

In August 2015, the Company entered into a secured term loan in the amount of $35.0 million with two lenders (“2015 Credit Agreement”). The interest rate on the loan was LIBOR plus 9.375% with a 1% floor. At December 31, 2018, the Company maintained an outstanding principal balance of $28.0 million under the 2015 Credit Agreement.

In October 2019, the Company entered into a transaction pursuant to which it sold approximately 1.4 million ordinary shares of MeiraGTx for gross proceeds of $22.0 million (Note 10). Pursuant to the 2015 Credit Agreement, half of the proceeds received from the sale, or $11.0 million, were used to pay down part of the outstanding amounts owed under the 2015 Credit Agreement. After this repayment, approximately $17.0 million of principal remained outstanding under the 2015 Credit Agreement. In November 2019, the Company repaid the remaining $17.0 million of principal outstanding under the credit agreement with Perceptive Credit Opportunities Fund, L.P., as amended. As such, the Company has no further payment obligations under the 2015 Credit Agreement at December 31, 2019.

The following table provides components of interest expense and other related financing costs (in thousands):

	Years Ended
	December 31,
	2019	2018
Interest expense	$2,816	$3,565
Amortization of deferred financing costs, debt discount and debt premium	565	1,054
Interest expense	$3,381	$4,619

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

As of December 31, 2019, the exercise price of a portion of the 2015 Warrants to purchase an aggregate of 529,413 shares of the Company’s common stock was $3.30 per warrant share and the exercise price of the remaining 2015 Warrants to purchase an aggregate of 88,238 shares of the Company’s common stock was $4.50 per warrant share. Since these warrants are exercisable and are redeemable at the option of the holder upon the occurrence of, and during the continuance of, an event of default under the warrant agreement, the fair value of the 2015 Warrants was recorded as a short-term liability of approximately $1.5 million at December, 31 2019 and approximately $0.5 million at December 31, 2018.

The Company used the Black-Scholes pricing model to value the liability related to the 2015 Warrants at December 31, 2019 and 2018 with the following assumptions:

	December 31,	December 31,
	2019	2018
Stock Price	$4.53	$2.08
Strike price	$3.30 - $4.50	$3.30 - $4.50
Expected Volatility	72.20%	72.44%
Risk-free interest rate	1.62%	2.47%
Expected term	2.7 years	3.7 years
Expected dividend yield	0%	0%

The change in fair value of the 2015 Warrants was $1.0 million and $(0.8) million for the years ended December 31, 2019 and 2018, respectively. None of these instruments have been exercised at December 31, 2019 or December 31, 2018.

Other Warrants

In connection with the incurrence of the Senior Convertible Term Loan in 2015, the Company issued three tranches of warrants as fees to the lenders that were redeemable for Class A units. Upon consummation of the Company’s IPO in

2016, the warrants to purchase Class A units issued to lenders in the Senior Convertible Term Loan were exchanged for 351,992 warrants with a strike price of $10.20 per share to purchase the same number of shares of the Company’s common stock. None of these warrants have been exercised at December 31, 2019.

On April 16, 2013, the Company issued warrants with an estimated fair value of $1.4 million for the purchase of 30,000 Class A units at a strike price of $21.24 as consideration for fundraising efforts performed. Upon consummation of the Company’s IPO in 2016, these warrants to purchase Class A units were exchanged for 46,163 warrants to purchase the same number of shares of the Company’s common stock at a strike price of $138.06.  None of these warrants have been exercised at December 31, 2019.

In connection with the sale of common stock in March 2017, warrants to purchase 2,707,138 shares of common stock were issued at an exercise price of $4.50 per share. During April 2018, warrants to purchase 119,047 shares of common stock were exercised for which the Company received proceeds of $0.5 million. The remaining 2,588,091 warrants expired in April 2018. These warrants included a cash settlement option requiring the Company to record a liability for the fair value of the warrants at the time of issuance and at each reporting period with any change in the fair value reported as other income or expense. At the time of issuance, approximately $1.6 million was recorded as warrant liability. The decline in the fair value of these warrants was ($0.7) million for the year ended December 31, 2018. As these warrants expired in April 2018, no change in fair value was recorded for these warrants after April 2018.

In connection with the 2017 Public Offering, the Company issued warrants to purchase 10,710,000 shares of common stock at an initial exercise price of $3.35 per share for a term of 5 years from the date of issuance. As of December 31, 2019, warrants to purchase 10,593,000 shares of common stock were outstanding. During 2019, the Company received proceeds of $0.3 million related to exercises of these warrants.

Fair Value Classification

The Company held certain liabilities that are required to be measured at fair value on a recurring basis. Fair value guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value (Note 2).

The table below represents the values of the Company’s financial instruments at December 31, 2019 and December 31, 2018 (in thousands):

	Fair Value Measurement Using Significant Other Observable Inputs (Level 2)
	December 31,	December 31,
Description	2019	2018
Warrants	$1,485	$524
Total	$1,485	$524

The table below represents a rollforward of the Level 2 financial instruments from January 1, 2018 to December 31, 2019 (in thousands).

Significant Other Observable Inputs
(Level 2)
Balance as of January 1, 2018	$1,952
Change in fair value of financial instruments	(1,525)
Fair value of modification to warrants issued to lenders	111
Exercise of warrants recorded as liability	(14)
Balance as of December 31, 2018	$524
Change in fair value of financial instruments	961
Balance as of December 31, 2019	$1,485

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

Warrants Outstanding

The following table summarizes information about warrants outstanding at December 31, 2019 and 2018:

	Warrants	Weighted Average Exercise Price
Balance, January 1, 2018	14,722,790	$5.94
Exercised	(134,847)	4.21
Forfeited	(2,588,091)	4.50
Balance, December 31, 2018	11,999,852	$5.95
Exercised	(78,400)	3.35
Balance, December 31, 2019	11,921,452	$5.97

7.  Inventories

Inventories are stated at the lower of cost or net realizable value (on a first‑in, first‑out basis) using standard costs. Standard costs include an allocation of overhead rates, which include those costs attributable to managing the supply chain and are evaluated regularly. Variances are expensed as incurred.

The Company regularly reviews the expiration date of its inventories and maintains a reserve for inventories that are probable to expire before shipment. Inventories recorded on the Company’s consolidated balance sheets are net of a reserve for expirable inventory of $3.0 million and $2.2 million at December 31, 2019 and 2018, respectively. The Company expensed inventory that it believes will not be sold prior to reaching its product expiration date totaling $0.9 million and $0.3 million during the years ended December 31, 2019 and 2018, respectively. If the amount and timing of future sales differ from management’s assumptions, adjustments to the estimated inventory reserves may be required.

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

In September 2019, the U.S. Food and Drug Administration (“FDA”) approved the Company’s generic trientine hydrochloride capsules USP, 250 mg and in October 2019, the FDA approved CLOVIQUE™ (trientine hydrochloride capsules, USP), the Company’s room-temperature stable, branded generic product (together, “CLOVIQUE”). Trientine hydrochloride is used for the treatment of Wilson's disease in patients who are intolerant of penicillamine. CLOVIQUE™ is the first FDA-approved trientine product in a portable blister pack that offers room temperature stability for up to 30 days, potentially providing patients more convenience. Accordingly, the pre-launch costs of these products are realizable as the Company expects the inventory will be sold or used prior to expiration. The Company maintained $0.6 million and $0.9 million of trientine hydrochloride inventory at December 31, 2019 and December 31, 2018, respectively.

Inventories are comprised of the following (in thousands):

	December 31,
	2019	2018
Raw materials	$371	$—
Work-in-process	—	886
Finished goods, net	269	39
Total inventories	$640	$925

8. Leases

In February 2016, the FASB issued ASU No. 2016 02, Leases (“ASC 842”), to enhance the transparency and comparability of financial reporting related to leasing arrangements. Under this new lease standard, most leases are required to be recognized on the balance sheet as right-of-use (“ROU”) assets and lease liabilities. Disclosure requirements have been enhanced with the objective of enabling financial statement users to assess the amount, timing and uncertainty of cash flows arising from leases. Prior to January 1, 2019, GAAP did not require lessees to recognize assets and liabilities related to operating leases on the balance sheet. The new standard establishes a ROU model that requires a lessee to recognize a ROU asset and corresponding lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the statement of operations as well as the reduction of the ROU asset.

The Company has adopted the standard effective January 1, 2019 using the modified retrospective transition approach allowed under ASU 2018-11, Leases (Topic 842: Targeted Improvements), which releases companies from presenting comparative periods and related disclosures under ASC 842 and requires a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods prior to January 1, 2019. The new standard provides a number of optional practical expedients in transition. The Company has elected to apply the ‘package of practical expedients’, which allow it to not reassess (i) whether existing or expired arrangements contain a lease, (ii) the lease classification of existing or expired leases, or (iii) whether previous initial direct costs would qualify for capitalization under the new lease standard. The Company has also elected to apply (i) the practical expedient, which allows it to not separate lease and non-lease components, for new leases entered into after adoption and (ii) the short-term lease exemption for all leases with an original term of less than 12 months, for purposes of applying the recognition and measurements requirements in the new standard. As of December 31, 2019, the short-term lease exemption applied to two operating leases for office space which are for a term of one year.

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

The Company is party to six operating leases for office or laboratory space and three finance leases for office IT equipment. The Company’s finance leases are immaterial both individually and in the aggregate. The Company has applied the guidance in ASC 842 to its corporate office and laboratory leases and has determined that these should be classified as operating leases. Consequently, as a result of the adoption of ASC 842, the Company recognized a ROU lease asset of approximately $22.7 million with a corresponding lease liability of approximately $27.0 million based on the present value of the minimum rental payments of such leases. In accordance with ASC 842, the beginning balance of the ROU lease asset was reduced by the existing deferred rent liability at inception of approximately $4.3 million. In the consolidated balance sheets at December 31, 2019, the Company has a ROU asset balance of $19.7 million and a current and non-current lease liability of $4.0 million and $19.8 million, respectively, relating to the ROU lease asset. The balance of both the ROU lease asset and the lease liabilities primarily consists of future payments under the Company’s office lease in New York, New York.

The Company is party to an operating lease in New York, New York for office and laboratory space for its headquarters. The lease commenced in October 2010, its initial term is set to expire in February 2021, and the Company opened a secured letter of credit with a third party financial institution in lieu of providing a security deposit of $2.0 million, which letter of credit is included in restricted cash at December 31, 2019. As of December 31, 2019, there were six amendments to this lease agreement, which altered office and laboratory capacity and extended the lease term through October 2025, with total lease cost of $4.7 million for the year ended December 31, 2019. This office lease contains the ability to extend portions of the lease at fair market value but does not have any renewal options.

The Company is party to an operating lease in Warrendale, Pennsylvania for the Company’s specialty-focused commercial operation. In March 2019, the Company entered into an amendment to this lease, which extended the lease term to September 30, 2022 with two five-year renewal options, which would extend the term to September 30, 2032, if exercised. Rental payments under the renewal period would be at market rates determined from the average rentals of similar tenants in the same industrial park. The option to renew this office lease was not considered when assessing the value of the ROU asset because the Company was not reasonably certain that it would assert its option to renew the lease. Total lease cost for this lease was $0.7 million for the year ended December 31, 2019.

In August 2015, the Company entered into an operating office lease agreement in Cambridge, Massachusetts for the Company’s clinical office effective January 2016 and expiring in April 2023. The Company opened a secured letter of credit with a third party financial institution in lieu of providing a security deposit of $0.1 million, which letter of credit is included in restricted cash at 2019. The Company is also party to an operating lease for laboratory space in Princeton, New Jersey, which expires in February 2021. Neither of these office leases contain any renewal options. Total lease cost for these leases was $0.4 million for the year ended December 31, 2019.

Quantitative information regarding the Company’s leases for the year ended December 31, 2019 is as follows (in thousands):

		Year Ended
Lease Cost	Classification	December 31, 2019
Operating lease cost (a)	SG&A expenses	$4,632
Variable lease cost	SG&A expenses	1,346
Sublease income (b)	Other revenue	(674)
Net Lease Cost		$5,304

Other Information
Operating cash flows paid for amounts included in the measurement of lease liabilities		$4,679
Operating lease liabilities arising from obtaining ROU assets		212

Weighted average remaining lease term (years)		5.5
Weighted average discount rate		4.1%

(a)	Includes short-term lease costs and finance leases costs, which are immaterial.
(b)	Includes sublease income related to MeiraGTx (Note 10).

Future lease payments under noncancellable leases are as follows (in thousands) at December 31, 2019:

Year ending December 31,	Operating Leases	Finance Leases
2020	$4,833	$48
2021	4,937	6
2022	4,868	—
2023	4,174	—
2024	4,158	—
Thereafter	3,573	—
Total Lease Payments	$26,543	$54

Less: Imputed Interest	(2,866)	(6)
Total Lease Liabilities	$23,677	$48

Note: As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company used the incremental borrowing rate on January 1, 2019 for operating leases that commenced prior to that date.

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

Fixed assets consisted of the following (in thousands):

	Useful Lives	December 31,	December 31,
	(Years)	2019	2018

Leasehold improvements	4-8	$10,397	$10,187
Office equipment and furniture	3-15	1,234	1,529
Machinery and laboratory equipment	3-15	3,599	3,247
Software	1-5	3,971	3,831
Construction-in-progress	̶̶̶̶	45	45
		19,246	18,839
Less accumulated depreciation and amortization		(16,802)	(15,185)
Fixed assets, net		$2,444	$3,654

Depreciation and amortization of fixed assets totaled $1.8 million and $1.5 million in the years ended December 31, 2019 and 2018, respectively. The construction‑in‑progress balance was related to costs of unimplemented software still under development. Unamortized computer software costs were $0.3 million and $0.7 million at December 31, 2019 and 2018, respectively. The amortization of computer software costs amounted to $0.4 million and $0.2 million during the years ended December 31, 2019 and 2018, respectively.

10. Investment in MeiraGTx

In April 2015, the Company executed several agreements which transferred its ownership of Kadmon Gene Therapy, LLC to MeiraGTx. As part of these agreements, the Company also transferred various property rights, employees and management tied to the intellectual property and contracts identified in the agreements to MeiraGTx. At a later date, MeiraGTx ratified its shareholder agreement and accepted the pending equity subscription agreements, which provided equity ownership to various parties. The execution of these agreements resulted in a 48% ownership in MeiraGTx by the Company. On June 12, 2018, MeiraGTx completed its initial public offering (the “MeiraGTx IPO”) whereby it sold 5,000,000 ordinary shares at $15.00 per share. The shares began trading on the Nasdaq Global Select Market on June 7, 2018 under the symbol “MGTX.”

Prior to the MeiraGTx IPO, the Company had no remaining basis in any of the investments held in MeiraGTx. Upon completion of the MeiraGTx IPO, the Company’s investment was diluted to a 13.0% ownership in MeiraGTx ordinary shares and the Company no longer had the ability to exert significant influence over MeiraGTx. For the period beginning January 1, 2018 through June 12, 2018, the Company recorded its share of MeiraGTx’s net loss under the equity method of accounting amounting to $1.2 million. The Company discontinued the equity method of accounting for the investment in MeiraGTx on

June 12, 2018 and determined the remaining investment to be an equity security accounted for in accordance with ASC 321 at the date the investment no longer qualifies for the equity method of accounting. ASC 321 requires the investments to be recorded at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. As the Company’s investment in MeiraGTx ordinary shares had a readily determinable market value, the Company recorded an unrealized gain of $40.5 million in June 2018 related to the fair value of its ownership of ordinary shares of MeiraGTx.

In October 2019, the Company entered into a transaction pursuant to which it sold approximately 1.4 million ordinary shares of MeiraGTx for gross proceeds of $22.0 million, which was recorded as a realized gain on equity securities. The Company has recorded a net unrealized gain on its MeiraGTx ordinary share investment of $7.9 million and $34.1 million for the years ended December 31, 2019 and 2018, respectively. The realized gains represent the total gains on shares sold since the MeiraGTx IPO. The unrealized gains on equity securities consists of two components: (i) the reversal of the gain or loss recognized in previous periods on equity securities sold and (ii) the change in unrealized gain or loss resulting from mark-to-market adjustments on equity securities still held.  The table below represents a rollforward of the MeiraGTx investment from January 1, 2018 to December 31, 2019 (in thousands).

Significant Observable Inputs
(Level 1)
Balance as of January 1, 2018	$—
Unrealized gain on investment at completion of MeirGTx IPO	40,508
Unrealized loss on investment	(6,433)
Balance as of December 31, 2018	$34,075
Unrealized gain on investment sold during year	8,148
Realized gain on sale of investment	(22,000)
Unrealized gain on remaining investment	21,774
Balance as of December 31, 2019	$41,997

As of December 31, 2019 and 2018, the Company maintained a 5.7% and 12.9% ownership in the ordinary shares of MeiraGTx with a fair value of $42.0 million and $34.1 million, respectively. As of December 31, 2018, the investment was recorded as a noncurrent investment in equity securities since depending on certain circumstances, the Company could, at times, have been deemed to be an affiliate of MeiraGTx. During the third quarter of 2019 the affiliate restrictions on the resale of these securities were removed and, accordingly, the Company’s investment in MeiraGTx has been recorded as a current investment in equity securities at December 31, 2019. The investment in MeiraGTx is valued using Level 1 inputs which includes quoted prices in active markets for identical assets in accordance with the fair value hierarchy (Note 2).

As part of the agreements executed with MeiraGTx in April 2015, the Company entered into a transition services agreement (“TSA”) with MeiraGTx which expired in April 2018. Upon expiration of the TSA, the Company continued to provide office space to MeiraGTx. On October 1, 2018, the Company and MeiraGTx entered into a sublease agreement which is effective from October 1, 2018 for a period of two months and will automatically be renewed on a monthly basis unless MeiraGTx provides 30 days prior written notice. The monthly sublease amount is approximately $49 thousand. As part of the TSA and sublease agreement with MeiraGTx, the Company recognized $0.6 million and $0.6 million to license and other revenue during the years ended December 31, 2019 and 2018, respectively. The Company received cash payments of $0.6 million and $1.4 million from MeiraGTx during 2019 and 2018, respectively, and the Company has no amounts receivable from MeiraGTx at either December 31, 2019 or 2018.

11. License Agreements

Nano Terra, Inc.

On April 8, 2011, the Company entered into a series of transactions with Nano Terra, Inc. (“Nano Terra”), pursuant to which the Company (i) paid $2.3 million for Nano Terra’s Series B Preferred Stock, (ii) entered into a joint venture with Surface Logix, Inc. (“Surface Logix”) (Nano Terra’s wholly‑owned subsidiary) through the formation of NT Life Sciences, LLC (“NT Life”), whereby the Company contributed $0.9 million at the date of formation in exchange for a 50% interest in NT Life and (iii) entered into a sub‑licensing arrangement with NT Life and Surface Logix. Pursuant to the sub‑licensing arrangement, the Company was granted a worldwide, exclusive license under certain intellectual property owned by Surface Logix to three clinical-stage product candidates, as well as rights to Surface Logix’s drug discovery platform, Pharmacomer™ Technology, each of which were licensed by Surface Logix to NT Life. In December 2014, the Company received one share of Nano Terra’s Common Stock for every 100 shares of Series B Preferred Stock held by the Company, resulting in approximately a 1% holding in Nano Terra as of December 31, 2019 and 2018. In accordance with ASC 325, “Investments—Other”, the Company continues to account for the investment under the cost method (Note 2).

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

Since inception, the Company has continuously assessed the applicability of ASC 810, based on the corporate structure, voting rights and contributions of the various parties in connection with these agreements, and determined that Nano Terra and NT Life are not variable interest entities (“VIE”) and not subject to consolidation. On April 8, 2011 the Company recorded its $2.3 million investment in Nano Terra in accordance with ASC 325 and the Company has assessed the recoverability of the investment in Nano Terra as of December 31, 2019 and 2018 and identified no events or changes in circumstances that may have a significant adverse impact on the fair value of this investment. No impairment or changes resulting from observable price changes occurred during the year ended December 31, 2019. There was no activity of the joint venture during the years ended December 31, 2019 and 2018 which resulted in income or loss to the Company. The Company’s maximum exposure associated with Nano Terra and NT Life is limited to cash contributions made.

Additionally, subject to certain exceptions, the Company must pay a percentage that ranges between a low twenty percent and a low forty percent of all sublicensing revenue the Company receives in the event the Company further assigns or sublicenses its rights under the sub-licensing arrangement to certain third parties. In addition, the Company must pay to the previous shareholders of Surface Logix from which Nano Terra acquired Surface Logix and NT Life royalties on net sales in the amount of 5% and 10%, respectively. As the Company owns 50% of NT Life, the cumulative results of these obligations is that the Company will owe an aggregate royalty a 9.75% on net sales of licensed products. No sublicensing revenue or sales were achieved as of December 31, 2019 and 2018.

Dyax Corp. (acquired by Shire Plc in January 2016, acquired by Takeda Pharmaceuticals Co., Ltd. in 2018)

On July 22, 2011 the Company entered into a license agreement with Dyax Corp. (“Dyax”) for the rights to use the Dyax Antibody Libraries, Dyax Materials and Dyax Know‑How (collectively “Dyax Property”). The agreement terminated on September 22, 2015, but the Company had a right to a commercial license of any research target within two years of expiration of the agreement. The Company exercised its right to a commercial license of two targets in September 2017, resulting in a license fee payable to Shire Plc of $1.5 million which was recorded to research and development expense for the year ended December 31, 2017. Under the terms of the agreement, the Company recorded $1.5 million in development milestone expense during the fourth quarter of 2019 related to development milestones reached by the Company.

BioNova Pharmaceuticals Ltd.

In November 2019, the Company entered into a strategic partnership with BioNova Pharmaceuticals Ltd. (“BioNova”) to form a joint venture to exclusively develop and commercialize KD025, the Company’s lead product candidate, for the treatment of graft-versus-host-disease (“GVHD”) in the People’s Republic of China. The joint venture was entered into through the creation of BK Pharmaceuticals Limited (“BK Pharma”), whereby the Company entered into a royalty-bearing exclusive license agreement with BK Pharma and BioNova in exchange for a 20% interest in BK Pharma. BK Pharma is domiciled in Hong Kong with shared oversight between the Company and BioNova.

Under the terms of the license agreement, the Company received an upfront payment of $4.0 million in December 2019 and is eligible to receive an additional $41.0 million in development, regulatory and commercial milestone payments upon the occurrence of specified events over the term of the agreement. In addition, the Company is eligible to receive double-digit percentage royalty payments on sales of KD025 for GVHD in China.

The Company assessed the applicability of ASC 810 to the aforementioned agreements and based on the corporate structure, voting rights and contributions of the various parties in connection with these agreements, determined that BK Pharma was a VIE, however consolidation was not required as the Company was not the primary beneficiary based upon the voting and managerial structure of the entity. The purpose of the VIE is to develop and commercialize KD025 in China and the operations of BK Pharma will be financed and guaranteed entirely by BioNova. The Company has not and is not required to provide financial support under the agreements and has no exposure to loss as a result of its involvement in the VIE. The Company’s investment in BK Pharma was accounted for under the equity method as the Company has the ability to exercise significant influence over BK Pharma. The equity method investment was recorded at immaterial cost representing the Company’s initial capital contribution for its ownership. This value was determined based upon the corporate structure which does not allocate profits or losses to the Company. An adjustment to this recorded investment will only occur upon a sales transaction or liquidation event, as defined in the agreement.

The Company evaluated the arrangement under ASC 808, Collaborative Arrangements (“ASC 808”), and determined that the license agreement and related joint venture with BioNova is not within the scope of ASC 808, and that the license agreement represents a contract with a customer under ASC 606. The Company has determined that the license agreement contains a single performance obligation that consists of the exclusive license to Kadmon’s intellectual property and related initial technology transfer. All other promises included in the license agreement were deemed to be immaterial in the context of the contract including clinical supply, participation in a joint steering committee (“JSC”), and limited technical assistance as requested by BK Pharma and BioNova.

The Company determined that the $4.0 million non-refundable, upfront payment under the license agreement constituted the entire consideration to be included in the transaction price at the inception of the arrangement. As such, this amount was allocated to the single performance obligation. The potential development, regulatory and commercial milestone payments and sales-based royalties that the Company is eligible to receive represent variable consideration under the license agreement. The development and regulatory milestone amounts were excluded from the transaction price and were fully constrained based on their probability of achievement and the fact that Company cannot reasonably conclude that a significant reversal of revenue related to these milestones would not occur. Any future sales-based royalties, including commercial milestone payments based on the level of sales, will be included in the transaction price and recognized as revenue when the related sales occur and the milestones are achieved. The Company will reevaluate the transaction price at the end of each reporting period as uncertain events are resolved or other changes in circumstances occur, and, if necessary, adjust its estimate of the transaction price.

The single performance obligation represents a license of functional intellectual property and the associated revenue was recognized upon completion of the initial technology transfer in December 2019. The Company recognized $4.0 million in license revenue for the year ended December 31, 2019. No other milestone or royalty revenues have been earned as of December 31, 2019.

Meiji Seika Pharma Co., Ltd

In December 2019, the Company entered into a collaboration agreement with Meiji Seika Pharma Co., Ltd (“Meiji”), a Tokyo-based wholly owned subsidiary of Meiji Holdings Co., Ltd., to form a joint venture to exclusively develop and commercialize KD025 in Japan and certain other Asian countries. The joint venture was entered into through the creation of Romeck Pharma, LLC (“Romeck”), whereby the Company entered into a royalty-bearing exclusive license agreement with Romeck and Meiji in exchange for a 50% interest in Romeck. Romeck is domiciled in Japan with shared oversight between the Company and Meiji.

Under the terms of the license agreement, the Company received an upfront payment of $6.0 million in January 2020 and is eligible to receive an additional $23.0 million in development, regulatory and commercial milestone payments upon the occurrence of specified events over the term of the agreement. In addition, the Company is eligible to receive double-digit percentage royalty payments on sales of KD025 for GVHD in Japan.

The Company assessed the applicability of ASC 810 to the aforementioned agreements and based on the corporate structure, voting rights and contributions of the various parties in connection with these agreements, determined that BK Pharma was a VIE, however consolidation was not required as the Company was not the primary beneficiary based upon the voting and managerial structure of the entity. The purpose of the VIE is to develop and commercialize KD025 in Japan and the operations of Romeck will be financed entirely by Meiji. The Company has not and is not required to provide financial support under the agreements and has no exposure to loss as a result of its involvement in the VIE. The Company’s investment in Romeck was accounted for under the equity method as the Company has the ability to exercise significant influence over Romeck. The equity method investment was recorded at immaterial cost representing the Company’s initial capital contribution for its ownership. This value was determined based upon the corporate structure which does not allocate profits or losses to the Company. An adjustment to this recorded investment will only occur upon a sales transaction or liquidation event, as defined in the agreement.

The Company evaluated the arrangement under ASC 808 and determined that the license agreement and related joint venture with Romeck is not within the scope of ASC 808, and that the license agreement represents a contract with a customer under ASC 606. The Company has determined that the license agreement contains a single performance obligation that consists of the exclusive license to Kadmon’s intellectual property and related initial technology transfer. All other promises included in the license agreement were deemed to be immaterial in the context of the contract including clinical supply, participation in a JSC, and limited technical assistance as requested by Romeck and Meiji.

The Company determined that the $6.0 million non-refundable, upfront payment under the license agreement constituted the entire consideration to be included in the transaction price at the inception of the arrangement. As such, this amount was allocated to the single performance obligation. The potential development, regulatory and commercial milestone payments and sales-based royalties that the Company is eligible to receive represent variable consideration under the license agreement. The development and regulatory milestone amounts were excluded from the transaction price and were fully constrained based on their probability of achievement and the fact that Company cannot reasonably conclude that a significant reversal of revenue related to these milestones would not occur. Any future sales-based royalties, including commercial milestone payments based on the level of sales, will be included in the transaction price and recognized as revenue when the related sales occur and the milestones are achieved. The Company will reevaluate the transaction price at the end of each reporting period as uncertain events are resolved or other changes in circumstances occur, and, if necessary, adjust its estimate of the transaction price.

The single performance obligation represents a license of functional intellectual property and the associated revenue was recognized upon completion of the initial technology transfer in the first quarter of 2020. The Company had not received the upfront payment or completed the single combined performance obligation as of December 31, 2019. As such, the Company recognized $6.0 million in license revenue in the first quarter of 2020 upon completion of the single combined performance obligation. No other milestone or royalty revenues have been earned as of December 31, 2019.

12. Share‑based Compensation

Accounting for Share-based Compensation

The Company recognizes share‑based compensation expense in accordance with FASB ASC Topic 718, “Stock Compensation” (“ASC 718”), for all share‑based awards made to employees, non-employees and board members based on estimated fair values. ASC 718 requires companies to measure the cost of employee services incurred in exchange for the award of equity instruments based on the estimated fair value of the share‑based award on the grant date. The expense is recognized over the requisite service period. The Company recognizes share-based award forfeitures only as they occur rather than an estimate by applying a forfeiture rate.

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

As of December 31, 2019, the only equity compensation plans from which the Company may currently issue new awards are the Company’s 2016 Equity Incentive Plan (as amended and restated to date, the “2016 Equity Plan”) and 2016 Employee Stock Purchase Plan (as amended and restated to date, the “2016 ESPP”), each as more fully described below.

2016 Equity Incentive Plan

In July 2016, the Company adopted the 2016 Equity Plan. Pursuant to the 2016 Equity Plan, the Company’s Board of Directors may grant incentive and nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units and other cash-based or stock-based awards.

The 2016 Equity Plan provides for annual increases in the number of shares available for issuance under the 2016 Equity Plan on January 1 of each year by an amount equal to the smaller of (a) 4% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (b) an amount determined by the board of directors. On January 1, 2019, pursuant to the evergreen provision contained in the 2016 Equity Plan, the number of shares reserved for future grants was increased by 4,525,233 shares, which was four percent (4%) of the outstanding shares of common stock on December 31, 2018. As of December 31, 2019, there was a total of 16,194,138 shares reserved for issuance under the 2016 Equity Plan and there were 2,937,486 shares available for future grants. Options issued under the 2016 Equity Plan generally vest over 3 years from the date of grant in equal annual tranches and are exercisable for up to 10 years from the date of issuance. Upon exercise of stock options granted under the 2016 Equity Plan, the Company issues new shares from the shares reserved for issuance. Shares subject to awards which expire or are cancelled or forfeited will again become available for issuance under the 2016 Equity Plan. The shares available will not be reduced by awards settled in cash or by shares withheld to satisfy tax withholding obligations. Only the net number of shares issued upon the exercise of stock appreciation rights or options exercised by means of a net exercise or by tender of previously owned shares will be deducted from the shares available under the 2016 Equity Plan.

In accordance with the terms of the 2016 Equity Plan, effective as of January 1, 2020, the number of shares of common stock available for issuance under the 2016 Plan increased by 5,591,600 shares, which was less than four percent

(4%) of the outstanding shares of common stock on December 31, 2019. As of January 1, 2020, the 2016 Equity Plan had a total reserve of 21,785,738 shares and there were 8,529,086 shares available for future grants.

The Company recorded share‑based option compensation expense under the 2016 Equity Plan of $7.2 million and $10.4 million for the years ended December 31, 2019 and 2018, respectively. Total unrecognized compensation expense related to unvested options granted under the Company’s share‑based compensation plan was $6.5 million and $6.8 million at December 31, 2019 and 2018, respectively. That expense is expected to be recognized over a weighted average period of 2.2 years and 1.5 years as of December 31, 2019 and 2018, respectively.

The following table summarizes information about stock options outstanding, not including performance stock options, at December 31, 2019 and 2018:

	Options Outstanding
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Balance, January 1, 2018	8,496,872	$6.96	8.83	$—
Granted	2,110,424	2.76
Exercised	—	—
Forfeited	(842,757)	4.82
Balance, December 31, 2018	9,764,539	$6.24	7.84	$—
Granted	2,943,973	3.11
Exercised	(92,334)	2.87
Forfeited	(813,577)	4.63
Balance, December 31, 2019	11,802,601	$5.59	7.52	$9,520,190
Options vested and exercisable, December 31, 2019	8,171,838	$6.65	6.73	$4,726,277

The aggregate intrinsic value in the table above represents the total pre‑tax intrinsic value calculated as the difference between the fair value of the Company’s common stock at December 31, 2019  ($4.53 per share) and December 31, 2018 ($2.08 per share) and the exercise price, multiplied by the related in‑the‑money options that would have been received by the option holders had they exercised their options at the end of the fiscal year. This amount changes based on the fair value of the Company’s common stock. There were 92,334 options exercised during the year ended December 31, 2019 with an aggregate intrinsic value of $0.2 million. There were no options exercised during the year ended December 31, 2018.

The weighted‑average fair value of the stock option awards, not including performance stock options, granted to employees, officers, directors and advisors was $2.07 and $1.69 during the years ended December 31, 2019 and 2018, respectively, and was estimated at the date of grant using the Black‑Scholes option‑pricing model and the assumptions noted in the following table:

	Years Ended
	December 31, 2019	December 31, 2018
Weighted average fair value of grants	$2.07	$1.69
Expected volatility	75.96% - 77.73%	72.94% - 75.92%
Risk-free interest rate	1.41% - 2.61%	2.44% - 2.90%
Expected life	5.5 - 6.0 years	5.5 - 6.0 years
Expected dividend yield	0%	0%

Performance Awards

On April 3, 2018 the Company granted 1,597,500 nonqualified performance-based stock options (“Performance Options”) to certain executive officers under the 2016 Equity Plan, which represents the maximum number of Performance Options that may be earned if all three performance milestones (each, a “Performance Goal”) are achieved during the three-year period following the Grant Date (the “Performance Period”). The Performance Options may be earned based on the achievement of three separate Performance Goals related to the Company’s operating and research and development activities during the Performance Period, subject to employment through the achievement date. In addition to the achievement of the Performance Goals, the Performance Options are also subject to time-based vesting requirements. Each Performance Option was granted with an exercise price of $4.06 per share and does not contain any voting rights. No other Performance Options have been granted under the 2016 Equity Plan.

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

Compensation expense for the Performance Options is recognized on a straight-line basis over the awards’ requisite service period. The Performance Options vest upon the satisfaction of both a service condition and the satisfaction of one or more performance conditions, therefore the Company initially determined which outcomes are probable of achievement. The Company believes that the three-year service condition (explicit service period) and all three performance conditions (implicit service periods) will be satisfied. The requisite service period would be three years as that is the longest period of both the explicit service period and the implicit service periods. The first two performance conditions were satisfied during 2018 and the third performance condition was satisfied in 2019.

The weighted-average fair value of the Performance Options granted was $2.71 and was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 2.67%, expected term of 6.0 years, expected volatility of 74.50%, and a dividend rate of 0%.

During the year ended December 31, 2018, 307,500 Performance Options were forfeited. At December 31, 2019,  1,290,000 Performance Options are outstanding with a weighted average remaining contractual life of 6.7 years. Total unrecognized compensation expense related to unvested Performance Options was $0.5 million at December 31, 2019. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.2 years. No Performance Options were exercised during the years ended December 31, 2019 and 2018.

Stock Appreciation Rights

The Company granted 1,040,000 stock appreciation rights under the 2016 Equity Plan to three executive employees during the year ended December 31, 2017. No other stock appreciation rights have been granted under the 2016 Equity Plan. During the year ended December 31, 2018, 205,000 stock appreciation rights were forfeited. At December 31, 2019,  835,000 stock appreciation rights are outstanding with a weighted average remaining contractual life of 6.6 years.

Compensation expense for stock appreciation rights is recognized on a straight-line basis over the awards’ requisite service period. At December 31, 2019, there was $0.5 million of total unrecognized compensation cost related to stock appreciation rights. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 0.9 years. No stock appreciation rights were exercised during the years ended December 31, 2019 and 2018.

2014 Long‑term Incentive Plan (“LTIP”)

The LTIP was adopted in May 2014 and amended in December 2014. Under the LTIP, the Company’s board of directors may grant up to 10% of the equity value of the Company in Equity Appreciation Rights Units (“EAR units”) or Performance Awards. In 2015 and 2014, certain employees were granted a total of 9,750 EAR units with a base price of $6.00 per unit, expiring 10 years from the grant date. No other awards have been granted under the LTIP and no future awards are available to be granted under the LTIP.

The EAR units vested in 2016 and are payable upon the fair market value of the Company’s common stock exceeding 333% of the $6.00 grant price ($20.00) per share prior to December 7, 2024. The EAR units are also payable upon a change in control where the acquisition price of the Company’s common stock exceeds $6.00 per share. The payment amount with respect to the holder’s EAR units will be determined using the fair market value of the common stock on the trading date immediately preceding the settlement date. Each payment under the Award will be made in a lump sum and is considered a separate payment. The holders of the LTIP have no right to demand a particular form of payment, and the Company reserves the right to make payment in the form of cash or common stock. Any settlement in the form of common stock will be limited to a maximum share allocation, which is 3,478,057 shares of the Company’s common stock.

A total of 9,750 units were outstanding under the LTIP at December 31, 2019 and 2018. The compensation expense for this award was recognized upon consummation of the Company’s IPO in 2016 and was recorded as additional paid in capital.

2016 Employee Stock Purchase Plan

In July 2016, the Company adopted the 2016 ESPP. The 2016 ESPP provides for annual increases in the number of shares available for sale under the 2016 ESPP on January 1 of each year by an amount equal to the smaller of (a) 750,000 shares, (b) one-and-a-half percent (1.5%) of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (c) an amount determined by the board of directors. On January 1, 2019 and January

1, 2020, pursuant to the evergreen provision contained in the 2016 ESPP, the number of shares reserved for sale was not increased by the Company’s board of directors. As of December 31, 2019, there was a total of 2,551,180 shares reserved for sale under the 2016 ESPP and there were 2,399,968 shares available for future sales.

The Company issued 88,619 shares and 51,999 shares of common stock under the 2016 ESPP during the years ended December 31, 2019 and 2018, respectively. No significant compensation expense was recognized for the ESPP during the years ended December 31, 2019 and 2018.

13. Accrued Expenses

Short‑term accrued expenses at December 31, 2019 and 2018 include the following (in thousands):

	December 31,	December 31,
	2019	2018
Commission payable	$2,395	$2,395
Compensation, benefits and severance	4,668	3,848
Research and development	4,962	4,847
Other	2,223	2,418
Total Accrued Expenses	$14,248	$13,508

Commission payable

During 2014 and 2015, the Company raised $40.4 million in gross proceeds, $37.2 million net of $3.2 million in transaction costs. At December 31, 2019 and 2018, $2.4 million remains in accrued liabilities relating to commissions to third parties for these equity raises during 2015 and 2014.

Compensation, benefits and severance

Compensation, benefits and severance represent earned and unpaid employee wages and bonuses, as well as contractual severance to be paid to former employees. At December 31, 2019 and December 31, 2018, these accrued expenses totaled $4.7 million and $3.8 million, respectively.

In August 2019, the Company entered into a Separation Agreement and General Release (the “Separation Agreement”) with Steven N. Gordon, Esq., Executive Vice President, General Counsel, Chief Administrative, Compliance and Legal Officer, and Corporate Secretary of the Company. The Separation Agreement provides that Mr. Gordon will receive, among other things, $0.9 million in aggregate cash payments (including reimbursement of certain of Mr. Gordon’s expenses) over 18 months. At December 31, 2019, $0.6 million of severance payable to Mr. Gordon was recorded as accrued expenses while $0.1 million was recorded as other long-term liabilities. Further, the Company has recorded insurance receivable payments related to this matter in the amount of $0.4 million in accounts receivable and $0.1 million in other long-term assets.

Separately, a separation agreement with Dr. Samuel D. Waksal, which expired on February 8, 2019, contained severance payments and certain supplement conditional payments. The Company has not recorded any expense related to these conditional payments as none of the conditional payments were met as of the expiration of the agreement on February 8, 2019.

Research and development

The Company has contracts with third parties for the development of the Company’s product candidates. The timing of the expenses varies depending upon the timing of initiation of clinical trials and enrollment of patients in clinical trials. At December 31, 2019 and 2018, accrued research and development expenses for which the Company has not yet been invoiced totaled $5.0 million and $4.8 million, respectively.

14. Employee Benefit Plan

In October 2011, the Company began sponsoring a qualified Tax Deferred Savings Plan (401(k)) for all eligible employees of the Company. Participation in the plan is voluntary. Participating employees may defer up to 75% of their compensation up to the maximum prescribed by the Internal Revenue Code. The Company has an obligation to match non‑highly compensated employee contributions of up to 6% of deferrals and also has the option to make discretionary matching contributions and profit sharing contributions to the plan annually, as determined by the Company’s board of directors.

The Company expensed employer matching contributions of $0.3 million and $0.2 million for the years ended December 31, 2019 and 2018, respectively. The Company made disbursements of $0.2 million in each of the years ended December 31, 2019 and 2018. The Company typically disburses employer matching contributions during the first quarter following the plan year.

15. Commitments and Contingencies

Lease Commitments

The Company’s commitments related to lease agreements are disclosed in Note 8.

Purchase Commitments

The Company has certain non-cancellable minimum batch commitments to purchase CLOVIQUE inventory through 2023. These commitments include $0.5 million for 2020, $0.4 million for 2021 and $0.3 million for both 2022 and 2023. The Company recorded less than $0.1 million of expense related to the CLOVIQUE purchase commitment for the year ended December 31, 2019.

Employment Agreements

Certain employment agreements provide for severance compensation. The Company has recorded a liability for such agreements of $0.8 million and $1.0 million at December 31, 2019 and 2018, respectively (Note 13).

Licensing Contingencies

The Company has entered into several license agreements for products currently under development (Note 11). The Company may be obligated in future periods to make additional payments, which would become due and payable only upon the achievement of certain research and development, regulatory, and approval milestones. The specific timing of such milestones cannot be predicted and depends upon future discretionary clinical developments as well as regulatory agency actions which cannot be predicted with certainty (including action which may never occur). These additional contingent milestone payments aggregate to $225.9 million at December 31, 2019. Any payments made prior to FDA approval will be expensed as research and development. Payments made after FDA approval will be capitalized.

Further, under the terms of certain licensing agreements, the Company may be obligated to pay commercial milestones contingent upon the realization of sales revenues and sublicense revenues. Due to the long‑range nature of such commercial milestones, they are neither probable at this time nor predictable, and consequently are not included in the additional contingent milestone payment amount.

Legal Contingencies

The Company has been subject to various legal proceedings that arise from time to time in the ordinary course of its business. Although the Company believes that the various proceedings brought against it have been without merit, and that it has adequate product liability and other insurance to cover any claims, litigation is subject to many factors which are difficult to predict and there can be no assurance that the Company will not incur material costs in the resolution of legal matters. Should the Company determine that any future obligations exist, the Company will record an expense equal to the amount which is deemed probable and estimable. The Company has no significant contingencies related to legal proceedings at December 31, 2019.

16. Related Party Transactions

Certain of the Company’s existing institutional investors purchased an aggregate of 10,444,117 shares of the Company’s common stock in the public offering that closed on November 18, 2019.  Consonance Capital Management LP purchased 4,900,000 shares of the Company’s common stock for $16.7 million, Perceptive Advisors LLC purchased 1,470,588 shares of the Company’s common stock for $5.0 million, Vivo Capital VIII LLC purchased 1,323,529 shares of the Company’s common stock for $4.5 million, Acuta Capital Partners LLC purchased 1,250,000 shares of the Company’s common stock for $4.3 million and Millenium Management LLC purchased 1,500,000 shares of the Company’s common stock for $5.1 million.

17. Income Taxes

The Company accounts for income taxes in accordance with the asset and liability method of accounting for income taxes prescribed by FASB ASC Topic 740, “Accounting for Income Taxes” (“ASC 740”). Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to the taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment dates.

The Company follows FASB ASC Topic 740‑10, “Accounting for Uncertainty in Income Taxes”, which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. At December 31, 2019 and 2018, the Company had no material uncertain tax positions to be accounted for in the financial statements. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in interest expense. The Company is obligated to file income tax returns in the U.S. federal jurisdiction and several U.S. States. Since the Company had losses in the past, all prior years that generated net operating loss carryforwards are open and subject to audit examination in relation to the net operating loss generated from those years.

No provision or benefit for federal or state income taxes has been recorded, as the Company has incurred a net loss for all of the periods presented, and the Company has provided a full valuation allowance against its deferred tax assets.

The Company recorded an income tax expense of less than $0.1 million for the year ended December 31, 2019, related to an adjustment to the deferred tax liability. The Company recorded an income tax benefit of $0.5 million for the year ended December 31, 2018, primarily related to an adjustment to the deferred tax liability, as explained below.

During the year ended December 31, 2018, in accordance with the Tax Cuts and Jobs Act (the “Act”), the Company determined it necessary to reduce the recorded deferred tax liability by $0.6 million. The deferred tax liability was initially recorded to account for the book vs. tax basis difference related to the goodwill intangible asset, also known as a “naked credit”. The deferred tax liability was excluded from sources of future taxable income, as the timing of its reversal cannot be predicted due to the indefinite life of the goodwill. As such, this deferred tax liability cannot be used to offset the valuation allowance. In accordance with the Act, losses generated beginning with the 2018 tax year may be carried forward indefinitely for U.S. federal tax purposes. However, such losses are limited to offset 80% of taxable income in future years. Thus, 80% of the U.S. federal deferred tax liability related to goodwill may be used to offset the valuation allowance, resulting in a reduction of the Company’s deferred tax liability of $0.6 million.

The income tax expense (benefit) differs from the expense (benefit) that would result from applying federal statutory rates to loss before income taxes as follows (in thousands):

	For the Years Ended December 31,
	2019		2018
	Amount	Rate	Amount	Rate
Expected federal statutory income tax	$(12,897)	21.0%	$(11,283)	21.0%
State income taxes, net of federal benefits	1,700	-2.8%	(3,649)	6.8%
Adjustment to deferred tax assets related to ownership change	26,287	-42.8%	—	0.0%
Adjustment to deferred tax assets	469	-0.8%	8,578	-16.0%
Change in valuation allowance	(15,513)	25.3%	5,830	-10.8%
Income tax expense (benefit)	$46	-0.1%	$(524)	1.0%

Deferred income tax expense (benefit) results primarily from the timing of temporary differences between the tax and financial statement carrying amounts of goodwill. The net deferred tax asset and liability in the accompanying consolidated balance sheets consists of the following components (in thousands):

	For the Years Ended December 31,
	2019	2018
Deferred tax assets
Net operating loss carryforward	$96,924	$123,562
Foreign tax credit carryforward	631	631
Capitalized research and development	92,265	73,893
Share-based compensation	22,846	21,319
Organization costs	24	27
Depreciation	1,039	838
Intangibles	24,647	27,769
163(j) interest limitations	—	1,252
Right of use lease liability	6,677	—
Other	226	1,335
Total deferred tax assets	245,279	250,626
Deferred tax liabilities
Goodwill	(461)	(415)
Right of use lease asset	(5,531)	—
Unrealized gain on MeiraGTx equity securities investment	(7,604)	(2,393)
Change in fair value of financial instruments	(3,536)	(4,112)
Total deferred tax liabilities	(17,132)	(6,920)
Total deferred tax assets, net	228,147	243,706
Valuation allowance	(228,608)	(244,121)
Deferred tax liability	$(461)	$(415)

At December 31, 2019, the Company has unused federal and state net operating loss (“NOL”) carryforwards of $371.1 million and $307.2 million, respectively, that may be applied against future taxable income. These carryforwards expire at various dates through December 31, 2037, with the exception of approximately $79.9 million of federal net operating loss carryforwards, which will not expire. The 20-year limitation was eliminated for losses generated after January 1, 2018, giving the taxpayer the ability to carry forward losses indefinitely. However, NOL carry forward arising after January 1, 2018, will now be limited to 80 percent of taxable income.

The use of the Company’s NOL carryforwards may, however, be subject to limitations as a result of an ownership change. A corporation undergoes an “ownership change,” in general, if a greater than 50% change (by value) in its equity ownership by one or more five‑percent stockholders (or certain groups of non‑five‑percent stockholders) over a three‑year period occurs. After such an ownership change, the corporation’s use of its pre‑change NOL carryforwards and other pre‑change tax attributes to offset its post‑change income is subject to an annual limitation determined by the equity value of the corporation on the date the ownership change occurs multiplied by a rate determined monthly by the Internal Revenue Service. The Company experienced ownership changes under Section 382 of the Code in 2010, 2011 and 2016, but the Company did not reduce the gross deferred tax assets related to the NOL carryforwards because the limitations do not hinder the Company’s ability to potentially utilize all of the NOL carryforwards. The Company also experienced an ownership change under Section 382 of the Code in 2019, as a result of equity offerings. This ownership change reduced the Company’s ability to potentially utilize all of the NOL carryforwards and, consequently, resulted in a reduction to the Company’s gross deferred tax assets and related valuation allowance of $125.2 million during November 2019.

If an additional ownership change occurred in the future and if the Company earned net taxable income, the Company’s ability to use its pre‑change NOLs to offset U.S. federal taxable income would be subject to these limitations, which could potentially result in increased future tax liability compared to the tax liability the Company would incur if its use of NOL carryforwards were not so limited. In addition, for state income, franchise and similar tax purposes, there may be periods during which the use of NOL carryforwards is suspended or otherwise limited, which could accelerate or permanently increase the Company’s state income, franchise or similar taxes.

In accordance with ASC 740, “Income Taxes,” the Company recorded a valuation allowance to fully offset the gross deferred tax asset, because it is more likely than not that the Company will not realize future benefits associated with these deferred tax assets at December 31, 2019 and 2018. The change in deferred tax liability has been recognized as an income tax expense and benefit in the consolidated statements of operations for the years ended December 31, 2019 and 2018, respectively.

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

4.2*	Description of the Company’s Common Stock
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

10.14

Sixth Amendment to Lease Agreement, dated August 11, 2017, by and between ARE-East River Science Park, LLC and Kadmon Corporation, LLC (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 001-37841), filed with the SEC on August 14, 2017).

10.15

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

10.17

Amended and Restated Kadmon Holdings, Inc. 2016 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.57 to the Registrant’s Annual Report on Form 10-K (File No. 001-37841), filed with the SEC on March 6, 2018).

10.18

Form of Stock Appreciation Right Agreement under Amended and Restated Kadmon Holdings, Inc. 2016 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.58 to the Registrant’s Annual Report on Form 10-K (File No. 001-37841), filed with the SEC on March 6, 2018).

10.19

Amended and Restated Kadmon Holdings, Inc. 2016 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37841), filed with the SEC on May 8, 2018).

10.20

Form of Subscription Agreement dated June 11, 2018 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37841), filed with the SEC on June 14, 2018).

10.21

Amendment # 4 to Credit Agreement dated June 12, 2018, by and among Kadmon Pharmaceuticals, LLC, the guarantors from time to time party thereto, the lenders from time to time party thereto and Perceptive Credit Holdings, L.P. (incorporated herein by referend to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37841), filed with the SEC on June 13, 2018).

10.22

Amendment # 5 to Credit Agreement and Amendment to Warrant Certificate, dated August 15, 2018, by and among Kadmon Pharmaceuticals, LLC, the guarantors from time to time party thereto, and Perceptive Credit Holdings, L.P., as collateral representative and lender (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37841), filed with the SEC on August 16, 2018).

10.23

Controlled Equity Offering Sales Agreement, dated August 4, 2017, between the Registrant and Cantor Fitzgerald & Co. (incorporated herein by reference to Exhibit 1.2 to the Registrant’s Registration Statement on Form S-3 (File No. 333-219712), filed with the SEC on August 4, 2017).

10.24

Form of Performance Stock Option Agreement under Amended and Restated Kadmon Holdings, Inc. 2016 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K (File No. 001-37841), filed with the SEC on March 7, 2019).

10.25

Separation and Release Agreement between Kadmon Corporation, LLC and Konstantin Poukalov, dated November 30, 2018 (incorporated herein by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K (File No. 001-37841), filed with the SEC on March 7, 2019).

10.26

Employment Agreement between Kadmon Corporation, LLC and Steven Meehan, dated effective as of February 8, 2019 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37841), filed with the SEC on May 9, 2019).

10.27

Separation Agreement and General Release between Kadmon Corporation, LLC and Steven N. Gordon, effective as of August 30, 2019 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37841), filed with the SEC on November 7, 2019).

10.28

Employment Agreement between Kadmon Corporation, LLC and Gregory S. Moss, effective as of August 30, 2019 (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37841), filed with the SEC on November 7, 2019).

10.29*	Employment Agreement between Kadmon Corporation, LLC and Harlan W. Waksal, M.D., dated effective as of January 1, 2020.
21.1*	List of subsidiaries.
23.1*	Consent of independent registered public accounting firm.
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
101*

The following materials from the Kadmon Holdings, Inc. Form 10-K for the year ended December 31, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at December 31, 2019 and 2018, (ii) Consolidated Statements of Operations for the years ended December 31, 2019 and 2018, (iii) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2019 and 2018, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2019 and 2018, and (v) Notes to the Financial Statements.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Kadmon Holdings, Inc.

Date: March 5, 2020	By:	/s/ Harlan W. Waksal Harlan W. Waksal President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

March 7, 2019
Signature	Title	Date

/s/ Harlan W. Waksal	President and Chief Executive Officer	March 5, 2020
Harlan W. Waksal	(Principal Executive Officer)

/s/ Steven Meehan	Executive Vice President, Chief Financial Officer	March 5, 2020
Steven Meehan	(Principal Financial Officer)

/s/ Kyle Carver	Principal Accounting Officer, Controller	March 5, 2020
Kyle Carver	(Principal Accounting Officer)

/s/ Tasos G. Konidaris	Director	March 5, 2020
Tasos G. Konidaris

/s/ Eugene Bauer	Director	March 5, 2020
Eugene Bauer

/s/ D. Dixon Boardman	Director	March 5, 2020
D. Dixon Boardman

/s/ David E. Cohen	Director	March 5, 2020
David E. Cohen

/s/ Arthur Kirsch	Director	March 5, 2020
Arthur Kirsch

/s/ Cynthia Schwalm	Director	March 5, 2020
Cynthia Schwalm