Form 10-Q
period 2020-06-30
Kadmon Holdings, Inc.
filed 2020-08-06
CIK 1557142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________________

FORM 10-Q

_______________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐     No ☒

The number of shares of the registrant’s common stock outstanding as of August 3, 2020 was 171,137,067.

Kadmon Holdings, Inc.

Form 10-Q

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q may be forward-looking statements. Statements regarding our future results of operations and financial position, business strategy and plans and objectives of management for future operations, including, among others, statements regarding future expenditures, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions.

Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We believe that these factors include, but are not limited to, the following:

•the initiation, timing, progress and results of our preclinical studies and clinical trials, and our research and development programs;

•our ability to advance product candidates into, and successfully complete, clinical trials;

•the impact of the COVID-19 pandemic on our business, workforce, patients, collaborators and suppliers, including delays in anticipated timelines and milestones of our clinical trials and on various government agencies who we interact with and/or are governed by;

•our reliance on the success of our product candidates;

•the timing or likelihood of regulatory filings and approvals, especially in light of the COVID-19 pandemic;

•our ability to expand our sales and marketing capabilities;

•the commercialization, pricing and reimbursement of our product candidates, if approved;

•the implementation of our business model, strategic plans for our business, product candidates and technology;

•the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;

•our ability to operate our business without infringing, misappropriating or otherwise violating the intellectual property rights and proprietary technology of third parties;

•cost associated with defending or enforcing, if any, intellectual property infringement, misappropriation or other intellectual property violation, product liability and other claims;

•regulatory and governmental policy developments in the United States, Europe and other jurisdictions;

•the potential benefits of strategic collaboration agreements and our ability to enter into strategic arrangements;

•our ability to maintain and establish collaborations;

•the rate and degree of market acceptance, if any, of our product candidates, if approved;

•developments relating to our competitors and our industry, including competing therapies;

•our ability to effectively manage our anticipated growth;

•our ability to attract and retain qualified employees and key personnel;

•our ability to achieve cost savings and benefits from our efforts to streamline our operations and to not harm our business with such efforts;

•our expectations regarding the period during which we qualify as an emerging growth company under the Jumpstart Our Business Startups Act;

•statements and estimates regarding future revenue, hiring plans, expenses, capital expenditures, capital requirements, needs for additional financing and share performance;

•litigation, including costs associated with prosecuting or defending pending or threatened claims and any adverse outcomes or settlements not covered by insurance;

•our expected use of cash and cash equivalents and other sources of liquidity;

•the future trading price of the shares of our common stock and the impact of securities analysts’ reports on these prices;

•the future trading price of our investments and our potential inability to sell those securities;

•our ability to apply unused federal and state net operating loss carryforwards against future taxable income; and

•other risks and uncertainties, including those listed under the caption “Risk Factors.”

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

PART I. FINANCIAL INFORMATION

Kadmon Holdings, Inc.

Consolidated balance sheets

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2020	2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$169,803	$139,597
Accounts receivable, net	396	954
Inventories, net	116	640
Investment, equity securities	12,492	41,997
Prepaid expenses and other current assets	2,639	1,416
Total current assets	185,446	184,604
Fixed assets, net	1,877	2,444
Right of use lease asset	17,902	19,651
Goodwill	3,580	3,580
Restricted cash	2,117	2,116
Investment, at cost	2,300	2,300
Other noncurrent assets	22	103
Total assets	$213,244	$214,798

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,674	$9,043
Accrued expenses	11,410	14,248
Term debt - current	1,359	—
Lease liability - current	4,077	3,966
Warrant liabilities	1,618	1,485
Total current liabilities	30,138	28,742
Lease liability - noncurrent	17,689	19,759
Deferred tax liability	461	461
Term debt - noncurrent	1,699	—
Other long term liabilities	—	101
Total liabilities	49,987	49,063
Commitments and contingencies (Note 12)
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 10,000,000 shares authorized at June 30, 2020 and December 31, 2019; 28,708 shares issued and outstanding at June 30, 2020 and December 31, 2019.	43,468	42,433
Common stock, $0.001 par value; 400,000,000 shares authorized at June 30, 2020 and December 31, 2019; 171,097,067 and 159,759,996 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	171	160
Additional paid-in capital	510,171	456,211
Accumulated deficit	(390,553)	(333,069)
Total stockholders’ equity	163,257	165,735
Total liabilities and stockholders’ equity	$213,244	$214,798

See accompanying notes to consolidated financial statements (unaudited)

Kadmon Holdings, Inc.

Consolidated statements of operations (unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues:
Net sales	$299	$47	$888	$114
Other revenue	149	179	6,295	353
Total revenue	448	226	7,183	467
Cost of sales	162	45	490	76
Write-down of inventory	622	932	906	932
Gross profit	(336)	(751)	5,787	(541)
Operating expenses:
Research and development	16,516	15,108	29,390	30,099
Selling, general and administrative	10,068	8,981	19,434	16,927
Total operating expenses	26,584	24,089	48,824	47,026
Loss from operations	(26,920)	(24,840)	(43,037)	(47,567)
Other (expense) income:
Interest income	128	548	594	1,204
Interest expense	(5)	(936)	(5)	(1,868)
Change in fair value of warrant liabilities	(289)	280	(133)	56
Realized gain on equity securities	15,510	—	15,510	—
Unrealized (loss) gain on equity securities	(15,702)	34,110	(29,505)	60,938
Other income (expense)	126	(2)	127	(11)
Total other (expense) income	(232)	34,000	(13,412)	60,319
(Loss) income before income tax expense	(27,152)	9,160	(56,449)	12,752
Income tax expense	—	—	—	—
Net (loss) income	$(27,152)	$9,160	$(56,449)	$12,752
Deemed dividend on convertible preferred stock	518	508	1,035	1,023
Net (loss) income attributable to common stockholders	$(27,670)	$8,652	$(57,484)	$11,729

Basic net (loss) income per share of common stock	$(0.17)	$0.07	$(0.36)	$0.09
Diluted net (loss) income per share of common stock	$(0.17)	$0.07	$(0.36)	$0.09
Weighted average basic shares of common stock outstanding	162,416,059	129,080,221	161,101,923	127,713,099
Weighted average diluted shares of common stock outstanding	162,416,059	129,090,983	161,101,923	127,750,765

See accompanying notes to consolidated financial statements (unaudited)

Kadmon Holdings, Inc.

Consolidated statements of stockholders’ equity (unaudited)

(in thousands, except share amounts)

For the Three Months Ended June 30, 2020

	Preferred stock		Common stock		Additional paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	Deficit	Total
Balance, April 1, 2020	28,708	$42,950	159,830,774	$160	$458,539	$(362,883)	$138,766
Share-based compensation expense	—	—	—	—	2,621	—	2,621
Common stock issued in public offering, net	—	—	11,060,786	11	48,430	—	48,441
Common stock issued under ESPP plan	—	—	98,840	—	216	—	216
Common stock issued for warrant exercises	—	—	—	—	—	—	—
Common stock issued for option exercises	—	—	106,667	—	365	—	365
Beneficial conversion feature on convertible preferred stock	—	104	—	—	—	(104)	—
Accretion of dividends on convertible preferred stock	—	414	—	—	—	(414)	—
Net loss	—	—	—	—	—	(27,152)	(27,152)
Balance, June 30, 2020	28,708	$43,468	171,097,067	$171	$510,171	$(390,553)	$163,257

For the Three Months Ended June 30, 2019

	Preferred stock		Common stock		Additional paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	Deficit	Total
Balance, April 1, 2019	30,000	$42,746	126,909,522	$127	$346,901	$(266,566)	$123,208
Share-based compensation expense	—	—	—	—	1,969	—	1,969
Common stock issued in public offering, net	—	—	2,538,100	3	6,644	—	6,647
Common stock issued under ESPP plan	—	—	32,273	—	73	—	73
Beneficial conversion feature on convertible preferred stock	—	102	—	—	—	(102)	—
Accretion of dividends on convertible preferred stock	—	406	—	—	—	(406)	—
Common stock issued upon conversion of convertible preferred stock	(1,292)	(1,856)	154,645	—	1,856	—	—
Net income	—	—	—	—	—	9,160	9,160
Balance, June 30, 2019	28,708	$41,398	129,634,540	$130	$357,443	$(257,914)	$141,057

See accompanying notes to consolidated financial statements (unaudited)

Kadmon Holdings, Inc.

Consolidated statements of stockholders’ equity (unaudited)

(in thousands, except share amounts)

For the Six Months Ended June 30, 2020

	Preferred stock		Common stock		Additional paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	Deficit	Total
Balance, January 1, 2020	28,708	$42,433	159,759,996	$160	$456,211	$(333,069)	$165,735
Share-based compensation expense	—	—	—	—	4,658	—	4,658
Common stock issued in public offering, net	—	—	11,060,786	11	48,430	—	48,441
Common stock issued under ESPP plan	—	—	98,840	—	216	—	216
Common stock issued for warrant exercises	—	—	2,777	—	7	—	7
Common stock issued for option exercises	—	—	174,668	—	649	—	649
Beneficial conversion feature on convertible preferred stock	—	207	—	—	—	(207)	—
Accretion of dividends on convertible preferred stock	—	828	—	—	—	(828)	—
Net loss	—	—	—	—	—	(56,449)	(56,449)
Balance, June 30, 2020	28,708	$43,468	171,097,067	$171	$510,171	$(390,553)	$163,257

For the Six Months Ended June 30, 2019

	Preferred stock		Common stock		Additional paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	Deficit	Total
Balance, January 1, 2019	30,000	$42,231	113,130,817	$113	$315,710	$(269,643)	$88,411
Share-based compensation expense	—	—	—	—	4,125	—	4,125
Common stock issued in public offering, net	—	—	16,316,805	17	35,679	—	35,696
Common stock issued under ESPP plan	—	—	32,273	—	73	—	73
Beneficial conversion feature on convertible preferred stock	—	205	—	—	—	(205)	—
Accretion of dividends on convertible preferred stock	—	818	—	—	—	(818)	—
Common stock issued upon conversion of convertible preferred stock	(1,292)	(1,856)	154,645	—	1,856	—	—
Net income	—	—	—	—	—	12,752	12,752
Balance, June 30, 2019	28,708	$41,398	129,634,540	$130	$357,443	$(257,914)	$141,057

See accompanying notes to consolidated financial statements (unaudited)

Kadmon Holdings, Inc.

Consolidated statements of cash flows (unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2020	2019
Cash flows from operating activities:
Net (loss) income	$(56,449)	$12,752
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization of fixed assets	845	907
Non-cash operating lease cost	1,749	1,648
Write-down of inventory	906	932
Amortization of debt discount	—	188
Share-based compensation	4,658	4,125
Change in fair value of warrant liabilities	133	(56)
Realized and unrealized loss (gain) on equity securities	13,995	(60,938)
Gain on settlement of obligation	(128)	—
Changes in operating assets and liabilities:
Accounts receivable, net	558	991
Inventories, net	(382)	(235)
Prepaid expenses and other assets	(1,142)	132
Accounts payable	2,513	(2,995)
Lease liability	(1,959)	(1,824)
Accrued expenses and other liabilities	(2,811)	459
Net cash used in operating activities	(37,514)	(43,914)

Cash flows from investing activities:
Purchases of fixed assets	(160)	(413)
Proceeds from sale of equity securities	15,510	—
Net cash provided by (used in) investing activities	15,350	(413)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	48,441	35,696
Proceeds from issuance of term debt	3,058	—
Proceeds from exercise of options	649	—
Proceeds from issuance of ESPP shares	216	73
Proceeds from exercise of warrants	7	—
Net cash provided by financing activities	52,371	35,769
Net increase (decrease) in cash, cash equivalents and restricted cash	30,207	(8,558)
Cash, cash equivalents and restricted cash, beginning of period	141,713	96,856
Cash, cash equivalents and restricted cash, end of period	$171,920	$88,298

Components of cash, cash equivalents and restricted cash
Cash and cash equivalents	169,803	86,182
Restricted cash	2,117	2,116
Total cash, cash equivalents and restricted cash	171,920	88,298

Supplemental cash flow disclosures:
Cash paid for interest	$—	$1,678
Non-cash investing and financing activities:
Beneficial conversion feature on convertible preferred stock	207	205
Accretion of dividends on convertible preferred stock	828	818
Unpaid fixed asset additions	118	—
Operating cash flows paid for amounts included in the measurement of lease liabilities	2,397	2,317
Operating lease liabilities arising from obtaining right-of-use assets	—	85
Common stock issued upon conversion of convertible preferred stock	—	1,856
Cumulative effect of change in accounting principle - ASC 842 adoption	—	27,083

See accompanying notes to consolidated financial statements (unaudited)

Kadmon Holdings, Inc.

Notes to consolidated financial statements (unaudited)

1. Organization

Nature of Business

Kadmon Holdings, Inc. (together with its subsidiaries, “Kadmon” or “Company”) is a biopharmaceutical company engaged in the discovery, development and commercialization of small molecules and biologics to address significant unmet medical needs, with a near-term clinical focus on immune and fibrotic diseases as well as immuno-oncology. The Company leverages its multi-disciplinary research and development team members to identify and pursue a diverse portfolio of novel product candidates, both through in-licensing products and employing its small molecule and biologics platforms.

Liquidity

The Company maintained cash and cash equivalents of $169.8 million at June 30, 2020. The Company had an accumulated deficit of $390.6 million and working capital of $155.3 million at June 30, 2020. The Company entered into a Sales Agreement with Cantor Fitzgerald & Co. (“Cantor”) in August 2017 under which the Company could sell up to $50.0 million in shares of its common stock in one or more placements at prevailing market prices for its common stock (the “ATM Program”). Any such sales would be effected pursuant to the Company’s registration statement on Form S-3 (File No. 333-233766), which was declared effective by the Securities Exchange Commission (“SEC”) on September 24, 2019. In May 2020, the Company sold 11,060,786 shares of common stock at a weighted average price of $4.52 per share through the ATM Program and received total net proceeds of $48.5 million (net of $1.5 million of commissions payable by the Company to Cantor). Under this registration statement, the Company registered to sell, in one or more transactions, up to $200.0 million of common stock, preferred stock, debt securities, warrants, purchase contracts and units. The Company had sold securities totaling an aggregate of $151.5 million pursuant to this registration statement as of June 30, 2020. Additionally, in May 2020, the Company entered into a single transaction pursuant to which it sold approximately 1.1 million ordinary shares of MeiraGTx Holdings plc (“MeiraGTx”) for gross proceeds of $15.5 million. The Company expects that its cash and cash equivalents will enable it to advance its Phase 2 clinical studies of belumosudil (KD025), advance certain of its other pipeline product candidates, including KD033 and KD045, and provide for other working capital purposes.

Management’s plans include continuing to finance operations through the issuance of debt and sale of additional equity securities, monetization of assets, including the Company’s ownership of MeiraGTx ordinary shares, and expanding the Company’s commercial portfolio through the development of its current pipeline or through strategic collaborations. Any transactions that occur may contain covenants that restrict the ability of management to operate the business or may have rights, preferences or privileges senior to the Company’s common stock and may dilute current stockholders of the Company.

The Company also filed a shelf registration statement on Form S-3 (File No. 333-238969) on June 5, 2020, which was declared effective by the SEC on June 16, 2020. Under this registration statement, the Company may sell, in one or more transactions, up to $300.0 million of common stock, preferred stock, debt securities, warrants, purchase contracts and units, an amount which includes $50.0 million of shares of its common stock that may be issued in the ATM Program under the Sales Agreement with Cantor. The Company had not sold any securities pursuant to this registration statement as of June 30, 2020.

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

The Company’s cash and cash equivalents will not be sufficient to enable the Company to meet its long-term expected plans, including commercialization of clinical pipeline products, if approved, or initiation or completion of future registrational studies. Additionally, the COVID-19 pandemic has had a negative near-term impact on capital markets and may impact the Company’s ability to access capital.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The Company operates in one segment considering the nature of the Company’s products and services, class of customers, methods used to distribute its products and the regulatory environment in which the Company operates. The accompanying consolidated financial statements, which include the accounts of Kadmon Holdings, Inc. and its domestic and international subsidiaries, all of which are wholly owned by Kadmon Holdings, Inc., have been prepared in accordance with GAAP for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the Company’s opinion, the financial statements include all adjustments (consisting of normal recurring adjustments) and disclosures considered necessary in order to make the financial statements not misleading. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the final results that may be expected for the year ending December 31, 2020. These unaudited financial statements should be read in conjunction with the audited financial statements included in Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Actual results could differ from those estimates. The most significant estimates are related to share-based compensation (Note 10), the accrual of research and development and clinical trial expenses (Note 11), and the valuation of the Company’s ownership of MeiraGTx ordinary shares (Note 8).

Critical Accounting Policies

The Company’s significant accounting policies are disclosed in the audited financial statements included in Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. Since the date of such financial statements, there have been no changes to the Company’s significant accounting policies, other than those described below.

Debt

On April 15, 2020, the Company received the proceeds from a loan in the amount of approximately $3.1 million (the “Loan”) from PNC Bank, National Association, as lender, pursuant to the Paycheck Protection Program (“PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The Loan matures on April 15, 2022 and bears interest at a rate of 1% per annum. Commencing November 15, 2020, the Company is required to pay the lender equal monthly payments of principal and interest as required to fully amortize by April 15, 2022 the principal amount outstanding on the Loan as of October 15, 2020. The Loan is evidenced by a promissory note dated April 15, 2020 (the “Note”), which contains customary events of default relating to, among other things, payment defaults and breaches of representations and warranties. The Loan may be prepaid by the Company at any time prior to maturity with no prepayment penalties.

The application for these funds required the Company to certify in good faith that the then current economic uncertainty made the loan request necessary to support the ongoing operations of the Company. This certification further required the Company to take into account its current business activity and its ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. The Company made this good faith assertion based upon various factors, including the degree of uncertainty introduced to the capital markets as a result of the COVID-19 pandemic and the Company’s dependency on its ability to raise capital to fund ongoing operations.

All or a portion of the Loan may be forgiven by the U.S. Small Business Administration (“SBA”) upon application by the Company beginning 60 days but not later than 120 days after loan approval and upon documentation of expenditures in accordance with the SBA requirements. Under the CARES Act, loan forgiveness is available for the sum of eligible and documented payroll costs, covered rent payments, covered mortgage interest and covered utilities during the eight-week period beginning on the date of loan approval. If, despite the Company’s good-faith belief that given the circumstances the Company satisfied all eligibility requirements for the Loan, the Company is later determined to have violated any applicable laws or regulations or it is otherwise determined that the Company was ineligible to receive the Loan, the Company may be required to repay the Loan in its entirety and/or be subject to additional penalties. In the event the Loan, or any portion thereof, is forgiven pursuant to the PPP, the amount forgiven is applied to outstanding principal.

The Company used all proceeds from the Loan to retain employees, maintain payroll and make lease, rent and utility payments. Under the terms of the loan, the Company may be eligible for full or partial loan forgiveness, however, no assurance is provided that the Company will apply for, or obtain forgiveness for, any portion of the Loan.

The Company has accounted for the Loan as a debt instrument in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 470, Debt. At June 30, 2020, $1.4 million of principal payments due in the fourth quarter of 2020 and first half of 2021 have been recorded as short-term debt and the remaining balance of $1.7 million is recorded as long-term debt. The Company does not expect to incur any material interest expense under the Loan.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers, the core principle of which is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange for those goods or services. To achieve this core principle, five basic criteria must be met before revenue can be recognized: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to performance obligations in the contract; and (5) recognize revenue when or as the Company satisfies a performance obligation.

Disaggregation of Revenue

The Company’s revenues have primarily been generated through product sales, collaborative research, development and commercialization license agreements, and other service agreements.  The following table summarizes revenue from contracts with customers for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Product sales	$299	$47	$888	$114
License revenue	—	—	6,000	—
Other revenue	149	179	295	353
Total revenue	$448	$226	$7,183	$467

Product Sales

The Company markets CLOVIQUE™ (Trientine Hydrochloride Capsules, USP), a room-temperature stable innovative product developed in-house at Kadmon and generic Trientine Hydrochloride Capsules USP, 250 mg (collectively, “CLOVIQUE”), for the treatment of Wilson’s Disease. These contracts typically include a single promise to deliver a fixed amount of product to the customer with payment due within 30-60 days of shipment. Revenues are recognized when control of the promised goods is transferred to the customer, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods. The timing of revenue recognition may differ from the timing of invoicing to customers. The Company has not recognized any assets for costs to obtain or fulfill a contract with a customer as of June 30, 2020.

License Revenue

License revenue consists of a milestone payment earned pursuant to a joint venture and license agreement entered into with Meiji Seika Pharma Co., Ltd (“Meiji”) to develop belumosudil (KD025) in Japan (Note 9). As of December 31, 2019, the Company had one performance obligation related to a license agreement with Meiji that had not yet been satisfied and for which the upfront cash payment had not been received. The transaction price of $6.0 million was allocated to the single combined performance obligation under the contract and the performance obligation was completed during the first quarter of 2020. There are no performance obligations that have not yet been satisfied and there is no transaction price allocated to future performance obligations as of June 30, 2020.

Other Revenue

The other revenue generated by the Company is primarily related to a sublease agreement with MeiraGTx (Note 8). The Company recognizes revenue related to sublease agreements as they are performed.

Recent Accounting Pronouncements

In December 2019, the FASB issued Accounting Standards Update (“ASU”) No. 2019-12, “Income Taxes: Simplifying the Accounting for Income Taxes”, which removes certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocation and calculating income taxes in interim periods. The ASU is effective for annual or interim periods beginning after December 15, 2020, with early adoption permitted. The Company does not expect the standard to have a significant impact on its consolidated financial statements.

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

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles – Goodwill and Other”, which simplifies the subsequent measurement of goodwill by eliminating “Step 2” from the goodwill impairment test. Instead of performing Step 2 to determine the amount of an impairment charge, the fair value of a reporting unit will be compared with its carrying amount and an impairment charge will be recognized for the value by which the carrying amount exceeds the reporting unit’s fair value. For smaller reporting companies, ASU 2017-04 is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2022, with early adoption permitted. The Company adopted this standard on April 1, 2020, and the standard did not have a significant impact on its consolidated financial statements as the Company’s goodwill is not material.

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

3. Stockholders’ Equity

5% Convertible Preferred Stock

The Company had 28,708 shares of 5% convertible preferred stock outstanding at June 30, 2020, which shares convert into shares of the Company’s common stock at a 20% discount to the initial public offering price per share of common stock in the Company’s initial public offering (the “IPO”) of $12.00 per share, or $9.60 per share. The Company accrued $0.4 million and $0.8 million of dividends on the 5% convertible preferred stock during each of the three and six months ended June 30, 2020 and 2019, respectively. The Company calculated a deemed dividend of $0.1 million on the $0.4 million of accrued dividends during each of the three months ended June 30, 2020 and 2019, and a deemed dividend of $0.2 million on the $0.8 million of accrued dividends during each of the six months ended June 30, 2020 and 2019, which is a beneficial conversion feature. The stated liquidation preference amount on the 5% convertible preferred stock totaled $34.8 million at June 30, 2020.

Common Stock

The Company’s restated certificate of incorporation authorizes the issuance of up to 400,000,000 shares of the Company’s common stock, par value $0.001 per share.

4. Net (Loss) Income per Share Attributable to Common Stockholders

Basic net (loss) income attributable to common stockholders per share is computed by dividing the net (loss) income attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Shares issued during the period are weighted for the portion of the period during which they were outstanding. Because the Company has reported a net loss for the three and six months ended June 30, 2020, diluted net loss per common share is the same as basic net loss per common share for that period. For the three and six months ended June 30, 2019, diluted net income per share is calculated in a manner consistent with that of basic net income per share while giving effect to all potentially dilutive common shares that were outstanding during the period. The following table summarizes the computation of basic and diluted net (loss) income per share attributable to common stockholders of the Company (in thousands, except share and per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Numerator – basic and diluted:
Net (loss) income available to common stockholders - basic and diluted	$(27,670)	$8,652	$(57,484)	$11,729
Denominator – basic and diluted:
Weighted average common shares outstanding used to compute basic net (loss) income per share	162,416,059	129,080,221	161,101,923	127,713,099
Effect of dilution:
Options to purchase common stock	—	10,762	—	37,666
Weighted average shares of common stock outstanding used to compute diluted net (loss) income per share	162,416,059	129,090,983	161,101,923	127,750,765
Net (loss) income per share, basic	$(0.17)	$0.07	$(0.36)	$0.09
Net (loss) income per share, diluted	$(0.17)	$0.07	$(0.36)	$0.09

The amounts in the table below were excluded from the calculation of diluted net (loss) income per share, due to their anti-dilutive effect:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Options to purchase common stock	17,486,422	11,468,920	17,486,422	10,574,947
Warrants to purchase common stock	11,917,052	11,999,852	11,917,052	11,999,852
Convertible preferred stock	3,622,371	3,285,596	3,622,371	3,285,596
Total shares of common stock equivalents	33,025,845	26,754,368	33,025,845	25,860,395

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

As of June 30, 2020, the exercise price of a portion of the 2015 Warrants to purchase an aggregate of 529,413 shares of the Company’s common stock was $3.30 per warrant share and the exercise price of the remaining 2015 Warrants to purchase an aggregate of 88,238 shares of the Company’s common stock was $4.50 per warrant share. Since these warrants are exercisable and are redeemable at the option of the holder upon the occurrence of, and during the continuance of, an event of default, the fair value of the 2015 Warrants was recorded as a short-term liability of approximately $1.6 million at June 30, 2020 and approximately $1.5 million at December 31, 2019.

The Company used the Black-Scholes pricing model to value the warrant liability at June 30, 2020 with the following assumptions: risk-free interest rate of 0.2%, expected term of 2.2 years, expected volatility of 91.3% and a dividend rate of 0%. The change in fair value of the 2015 Warrants was approximately $0.3 million and $0.1 for the three and six months ended June 30, 2020 and approximately $(0.3) million and $(0.1) for the three and six months ended June 30, 2019, respectively. None of these instruments had been exercised as of June 30, 2020.

Fair Value Classification

The Company held certain warrant liabilities that are required to be measured at fair value on a recurring basis. The table below represents the values of the Company’s warrant liabilities at June 30, 2020 and December 31, 2019 (in thousands):

	Fair Value Measurement Using Significant Other Observable Inputs (Level 2)
	June 30,	December 31,
Description	2020	2019
Warrants	$1,618	$1,485
Total	$1,618	$1,485

The table below represents a roll-forward of warrant liabilities measured using Level 2 inputs from January 1, 2020 to June 30, 2020 (in thousands):

Significant Other Observable Inputs
(Level 2)
Balance at January 1, 2020	$1,485
Change in fair value of warrant liabilities	133
Balance at June 30, 2020	$1,618

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

Warrants Outstanding

The following table represents a roll-forward of warrants outstanding from January 1, 2020 to June 30, 2020:

	Warrants	Weighted Average Exercise Price
Balance, January 1, 2020	11,921,452	$5.97
Exercised	(4,400)	—
Balance, June 30, 2020	11,917,052	$5.97

6. Inventories

Inventories are stated at the lower of cost or net realizable value (on a first-in, first-out basis) using standard costs. Standard costs include an allocation of overhead rates, which include those costs attributable to managing the supply chain and are evaluated regularly. Variances are expensed as incurred. The Company capitalizes inventory costs associated with the Company’s products after regulatory approval, if ever, when, based on management’s judgment, future commercialization is considered probable and the future economic benefit is expected to be realized; otherwise, such costs are expensed as research and development.

The Company periodically analyzes its inventory levels to identify inventory that may expire prior to expected sale or has a cost basis in excess of its estimated realizable value, and writes-down such inventories as appropriate. In addition, the Company’s product is subject to strict quality control and monitoring which the Company performs throughout the manufacturing process. If certain batches or units of product no longer meet quality specifications or the Company identifies excess, obsolete or unsalable inventory, its value is written down to net realizable value. Inventories recorded on the Company’s consolidated balance sheets are net of a reserve for expirable inventory of $2.5 million and $3.0 million at June 30, 2020 and December 31, 2019, respectively.

Inventories are comprised of the following (in thousands):

	June 30,	December 31,
	2020	2019
Raw materials	$63	$371
Finished goods, net	53	269
Total inventories, net	$116	$640

7. Fixed Assets

Fixed assets consisted of the following (in thousands):

	Useful Lives	June 30,	December 31,
	(Years)	2020	2019
Leasehold improvements	Shorter of remaining lease term or useful life	$10,398	$10,397
Office equipment and furniture	3-7	1,254	1,234
Machinery and laboratory equipment	3-7	3,605	3,599
Software	3-5	4,089	3,971
Construction-in-progress	̶̶̶̶	178	45
		19,524	19,246
Less accumulated depreciation and amortization		(17,647)	(16,802)
Fixed assets, net		$1,877	$2,444

Depreciation and amortization of fixed assets totaled $0.8 million and $0.9 million for the six months ended June 30, 2020 and 2019, respectively, and $0.4 million for each of the three months ended June 30, 2020 and 2019. The Company had no material unamortized computer software or amortization of computer software costs in 2020 or 2019.

8. Ownership of MeiraGTx Ordinary Shares

The Company maintained a 2.7% and 5.7% ownership in the ordinary shares of MeiraGTx with a fair value of $12.5 million and $42.0 million, at June 30, 2020 and December 31, 2019, respectively. In May 2020, the Company entered into a transaction pursuant to which it sold approximately 1.1 million ordinary shares of MeiraGTx for gross proceeds of $15.5 million, which was recorded as a realized gain on equity securities during the three and six months ended June 30, 2020. The realized gain represents the total gain on the sale of the 1.1 million ordinary shares since the MeiraGTx IPO in June 2018. The Company did not realize any gains in the three and six months ended June 30, 2019. The Company has recorded a net unrealized (loss) gain on its ownership of MeiraGTx ordinary shares of $(15.7) million and $34.1 million for the three months ended June 30, 2020 and 2019, respectively, and $(29.5) million and $60.9 million for the six months ended June 30, 2020 and 2019, respectively. The unrealized gains on equity securities consists of two components: (i) the reversal of the gain or loss recognized in previous periods on equity securities sold and (ii) the change in unrealized gain or loss resulting from mark-to-market adjustments on equity securities still held. The Company’s ownership of MeiraGTx ordinary shares is valued using Level 1 inputs, which includes quoted prices in active markets for identical assets in accordance with the fair value hierarchy.

The table below represents a rollforward of the Company’s ownership of MeiraGTx ordinary shares from January 1, 2019 to June 30, 2020 (in thousands):

Significant Observable Inputs
(Level 1)
Balance as of January 1, 2019	$34,075
Unrealized gain on ordinary shares sold during the year	8,148
Realized gain on sale of ordinary shares	(22,000)
Unrealized gain on remaining ownership of ordinary shares	21,774
Balance as of December 31, 2019	$41,997
Unrealized loss on ordinary shares sold during the year	(6,512)
Realized gain on sale of ordinary shares	(15,510)
Unrealized loss on remaining ownership of ordinary shares	(7,483)
Balance as of June 30, 2020	$12,492

The Company is party to a sublease agreement to provide office space to MeiraGTx, which is automatically renewed on a monthly basis unless MeiraGTx provides 30 days’ prior written notice. The Company recognized $0.2 million and $0.3 million to other revenue related to this sublease agreement during each of the three and six months ended June 30, 2020 and 2019. The Company received cash payments of $0.3 million from MeiraGTx for each of the six months ended June 30, 2020 and 2019. The Company had no amounts receivable from MeiraGTx at June 30, 2020 or December 31, 2019.

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

Meiji

In December 2019, the Company entered into a collaboration agreement with Meiji, a Tokyo-based wholly owned subsidiary of Meiji Holdings Co., Ltd., to form a joint venture to exclusively develop and commercialize belumosudil (KD025) in Japan and certain other Asian countries. The joint venture was entered into through the creation of Romeck Pharma, LLC (“Romeck”), whereby the Company entered into a royalty-bearing exclusive license agreement with Romeck and Meiji in exchange for a 50% interest in Romeck. Romeck is domiciled in Japan with shared oversight between the Company and Meiji. Under the terms of the license agreement, the Company received an upfront payment of $6.0 million in January 2020 and is eligible to receive an additional $23.0 million in development, regulatory and commercial milestone payments upon the occurrence of specified events over the term of the agreement. In addition, the Company is eligible to receive double-digit percentage royalty payments on sales of belumosudil (KD025) for GVHD in Japan.

The Company assessed the applicability of ASC 810, Consolidation, to the aforementioned agreements and based on the corporate structure, voting rights and contributions of the various parties in connection with these agreements, determined that Romeck was a VIE, however consolidation was not required as the Company was not the primary beneficiary based upon the voting and managerial structure of the entity. The purpose of the VIE is to develop and commercialize belumosudil (KD025) in Japan and the operations of Romeck will be financed entirely by Meiji. The Company has not and is not required to provide financial support under the agreements and has no exposure to loss as a result of its involvement in the VIE. The Company’s investment in Romeck was accounted for under the equity method as the Company has the ability to exercise significant influence over Romeck. The equity method investment was recorded at immaterial cost representing the Company’s initial capital contribution for its ownership. This value was determined based upon the corporate structure which does not allocate profits or losses to the Company. An adjustment to this recorded investment will only occur upon a sales transaction or liquidation event, as defined in the agreement.

The Company evaluated the arrangement under ASC 808, Collaborative Arrangements, and determined that the license agreement and related joint venture with Romeck is not within the scope of ASC 808, and that the license agreement represents a contract with a customer under ASC 606. The Company has determined that the license agreement contains a single combined performance obligation that consists of the exclusive license to Kadmon’s intellectual property and related initial technology transfer. All other promises included in the license agreement were deemed to be immaterial in the context of the contract including clinical supply, participation in a JSC, and limited technical assistance as requested by Romeck and Meiji.

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

The single combined performance obligation represents a license of functional intellectual property. The Company had not received the upfront payment or completed the single combined performance obligation as of December 31, 2019. The Company recognized $6.0 million in license revenue in the first quarter of 2020 upon completion of the initial technology transfer. No other milestone or royalty revenues have been earned as of June 30, 2020.

10. Share-based Compensation

2016 Equity Incentive Plan

A total of 16,194,138 shares of the Company’s common stock were authorized and reserved for issuance under the Company’s Amended and Restated 2016 Equity Incentive Plan (the “2016 Equity Plan”) at December 31, 2019. On January 1, 2020, pursuant to the evergreen provision contained in the 2016 Equity Plan, the number of shares reserved for future grants was increased by 5,591,600 shares, which was three and one half percent (3.5%) of the outstanding shares of common stock on December 31, 2019. This reserve will increase each subsequent anniversary through January 1, 2025, by an amount equal to the smaller of (a) 4% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (b) an amount determined by the Company’s board of directors. At June 30, 2020, there were options to purchase an aggregate of 16,196,422 shares of common stock outstanding at a weighted average price of $5.25 per share under the 2016 Equity Plan.

Total unrecognized compensation expense related to unvested options granted under the Company’s share-based compensation plan was $16.2 million and $6.5 million at June 30, 2020 and December 31, 2019, respectively. That expense is expected to be recognized over a weighted average period of 2.3 years and 2.2 years as of June 30, 2020 and December 31, 2019, respectively. The Company recorded share-based compensation expense under the 2016 Equity Plan of $4.7 million and $4.1 million for the six months ended June 30, 2020 and 2019, respectively, and $2.7 million and $1.9 million for the three months ended June 30, 2020 and 2019

The following table summarizes information about stock options outstanding, not including performance stock options, from January 1, 2020 to June 30, 2020:

	Options Outstanding
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Balance, January 1, 2020	11,802,601	$5.59	7.52	$9,520
Granted	4,857,676	4.35
Exercised	(174,668)	3.72		174
Forfeited	(289,187)	4.84
Balance, June 30, 2020	16,196,422	$5.25	7.67	$17,756
Options vested and exercisable, June 30, 2020	8,736,641	$6.28	6.26	$9,779

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value calculated as the difference between the fair value of the Company’s common stock at June 30, 2020 ($5.12 per share) and December 31, 2019 ($4.53 per share) and the exercise price, multiplied by the related in-the-money options that would have been received by the option holders had they exercised their options at the end of the fiscal year. This amount changes based on the fair value of the Company’s common stock. There were 174,668 options exercised during the six months ended June 30, 2020 with an aggregate intrinsic value of $0.2 million. There were no options exercised during the six months ended June 30, 2019.

There were 4,857,676 stock options granted during the six months ended June 30, 2020 with a weighted-average exercise price of $4.35. During the six months ended June 30, 2019, 1,293,973 stock options were granted with a weighted-average exercise price of $2.25. The fair value of each stock option award, not including performance stock options, was estimated at the date of grant using the Black-Scholes option-pricing model and the assumptions noted in the following table:

	Six Months Ended	Six Months Ended
	June 30, 2020	June 30, 2019
Weighted average fair value of grants	$2.87	$1.50
Expected volatility	75.46% - 81.31%	76.32% - 77.73%
Risk-free interest rate	0.34% - 1.64%	2.18% - 2.61%
Expected life (years)	5.5 - 6.0	5.5 - 6.0
Expected dividend yield	0%	0%

Performance Awards

A total of 1,290,000 Performance Options with an exercise price of $4.06 were outstanding at June 30, 2020 with an intrinsic value of $1.4 million and at December 31, 2019 with no intrinsic value. The weighted average remaining contractual life of outstanding Performance Options at June 30, 2020 was 5.4 years. Compensation expense for Performance Awards is recognized on a straight-line basis over the awards’ requisite service period. At June 30, 2020, there was $0.2 million of total unrecognized compensation expense related to unvested Performance Options, which is expected to be recognized over a weighted-average period of 0.7 years. At both June 30, 2020 and December 31, 2019, 853,335 Performance Options had vested and no Performance Options had been exercised.

Stock Appreciation Rights

A total of 835,000 stock appreciation rights (“SARs”) with an exercise price of $3.64 were outstanding at June 30, 2020 with an intrinsic value of $1.2 million and December 31, 2019 no intrinsic value. The weighted average remaining contractual life of outstanding SARs at June 30, 2020 was 6.1 years. Compensation expense for SARs is recognized on a straight-line basis over the awards’ requisite service period. At June 30, 2020, there was $0.2 million of total unrecognized compensation cost related to unvested SARs that is expected to be recognized over a weighted-average period of 0.4 years. At June 30, 2020 and December 31, 2019, 616,667 SARs had vested and no SARs had been exercised.

2014 Long-term Incentive Plan (the “LTIP”)

A total of 9,750 units have been granted under the LTIP as of both June 30, 2020 and December 31, 2019. The LTIP is payable upon the fair market value of the Company’s common stock exceeding 333% of the $6.00 grant price (or $20.00) per share prior to December 7, 2024. The holders of the LTIP awards have no right to demand a particular form of payment, and the Company reserves the right to make payment in the form of cash or common stock. No LTIP awards were exercisable or had been exercised at June 30, 2020.

2016 Employee Stock Purchase Plan

A total of 2,551,180 shares of the Company’s common stock were reserved for issuance under the Amended and Restated 2016 Employee Stock Purchase Plan (the “2016 ESPP”) at December 31, 2019. The Company’s board of directors elected not to increase the shares reserved for issuance under the 2016 ESPP on January 1, 2020. The Company issued 98,840 and 32,273 shares under the 2016 ESPP during the six months ended June 30, 2020 and 2019, respectively. No meaningful compensation expense was recognized for the ESPP during the three and six months ended June 30, 2020 and 2019.

11. Accrued Expenses

Short-term accrued expenses at June 30, 2020 and December 31, 2019 include the following (in thousands):

	June 30,	December 31,
	2020	2019
Commission payable	$2,395	$2,395
Compensation, benefits and severance	2,620	4,668
Research and development	3,522	4,962
Other	2,873	2,223
Total accrued expenses	$11,410	$14,248

Commission payable

Commission payable represents commissions to third parties for Class E redeemable convertible unit raises during 2014 and 2015.

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

Contingent License Agreement Milestones

The Company has entered into several license agreements for products currently under development (Note 9). The Company may be obligated in future periods to make additional payments, which would become due and payable only upon the achievement of certain research and development, regulatory and approval milestones. The specific timing of such milestones cannot be predicted and depends upon future discretionary clinical developments as well as regulatory agency actions which cannot be predicted with certainty (including action which may never occur). These additional contingent milestone payments aggregate to $229.1 million at June 30, 2020. Any payments made prior to FDA approval will be expensed as research and development. Payments made after FDA approval will be capitalized.

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

There was no change in deferred tax liability and no income tax expense recorded for the three and six months ended June 30, 2020 and 2019. Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred tax assets relate primarily to its net operating loss (“NOL”) carryforwards and other balance sheet basis differences. In accordance with ASC 740, Income Taxes, the Company recorded a valuation allowance to fully offset the gross deferred tax asset, because it is more likely than not that the Company will not realize future benefits associated with these deferred tax assets at June 30, 2020 and December 31, 2019. At December 31, 2019, the Company had unused federal and state NOL carryforwards of $371.1 million and $307.2 million, respectively, that may be applied against future taxable income. The Company has fully reserved the deferred tax asset related to these NOL carryforwards as reflected in its consolidated financial statements. These carryforwards expire at various dates through December 31, 2037, with the exception of approximately $79.9 million of federal NOL carryforwards that will not expire.

In the United States, President Trump signed into law the CARES Act on March 27, 2020, which provides relief to taxpayers affected by COVID-19. The CARES Act includes several business provisions that may impact a company’s accounting for income taxes. In addition, the impact of COVID-19 itself on businesses draws attention to certain provisions in ASC 740. The Company analyzed the business provisions in the CARES Act and determined that the Act does not have a significant impact on its income tax provision.

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

Overview

We are a clinical stage biopharmaceutical company engaged in the discovery, development and commercialization of small molecules and biologics to address significant unmet medical needs, with a near-term clinical focus on inflammatory and fibrotic diseases, as well as immuno-oncology. We leverage our multi-disciplinary research and development team members to identify and pursue a diverse portfolio of novel product candidates, both through in-licensing products and employing our small molecule and biologics platforms. We believe that we have the ability to progress these candidates ourselves while maintaining flexibility for commercial and licensing arrangements. We expect to continue to progress our clinical candidates and have further clinical trial events to report in the remainder of 2020 and in 2021.

The recent global pandemic caused by a novel strain of the coronavirus SARS-COV-2, which causes a disease that is referred to as coronavirus disease 2019 (COVID-19), may materially affect us economically. While the economic impact of the COVID-19 pandemic may be difficult to assess or predict, this widespread pandemic has resulted in a significant disruption of global financial markets, which may reduce our ability to access capital. If the disruption to the financial markets is protracted, our liquidity could be negatively affected in the future. In addition, a recession or market correction resulting from the COVID-19 pandemic could materially affect our business and the value of our common stock. During these uncertain times, the Company’s top priorities are to ensure the health and welfare of its employees, maintain product safety and continue to advance its clinical studies. However, our clinical trials have been impacted, and we may experience delays in anticipated timelines and milestones. For instance, due to interruptions at clinical sites, enrollment has been delayed in our ongoing Phase 2 clinical trial of belumosudil (KD025) in systemic sclerosis and enrollment was also delayed in our ongoing Phase 1 clinical trial of KD033 in patients with metastatic or locally advanced solid tumors. In addition, we may experience disruptions in our supply chain, including our supply of our product candidates, which may adversely affect the conduct of our clinical trials. We rely on contract research organizations (CROs) to conduct our clinical trials. Our CROs may be unable to conduct clinical trials for product candidates as a result of the COVID-19 pandemic. The COVID-19 pandemic could impact our healthcare systems and our clinical trial sites’ ability to conduct trials to varied degrees and times. COVID-19 creates risk of interrupting availability of necessary clinical supplies as well as local regulatory reviews, hospital ethics committee reviews and site monitors.

Our operations to date have been focused on developing first-in-class innovative therapies for indications with significant unmet medical needs while leveraging our commercial infrastructure. We have never been profitable and had an accumulated deficit of $390.6 million at June 30, 2020.

We currently market CLOVIQUE™ (Trientine Hydrochloride Capsules, USP), a room-temperature stable innovative product developed in-house at Kadmon and generic Trientine Hydrochloride Capsules USP, 250 mg (collectively, “CLOVIQUE”). Although our commercial business generates revenue, the revenues generated for the three and six months ended June 30, 2020 and 2019 were not significant, and we expect to incur significant losses for the foreseeable future and expect these losses to increase as we continue our development of, and seek regulatory approvals for, our additional product candidates, hire additional personnel and initiate commercialization of any products that receive regulatory approval. We anticipate that our expenses will increase substantially if, or as, we:

•invest significantly to further develop our most advanced product candidates;

•initiate clinical trials and preclinical studies for our other product candidates;

•seek regulatory approval for any of our product candidates that successfully complete clinical trials;

•continue to invest in our research discovery platforms;

•seek to identify and develop additional product candidates;

•scale up our sales, marketing and distribution infrastructure and product sourcing capabilities;

•acquire or in-license other product candidates and technologies;

•scale up our operational, financial and management information systems and personnel, including personnel to support our product development;

•make milestone or other payments under any in-license agreements; or

•maintain, expand and protect our intellectual property portfolio.

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

Critical Accounting Policies and Significant Judgments and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reporting amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to share-based compensation, the accrual of research and development and clinical trial expenses and the valuation of our ownership of MeiraGTx Holdings plc (“MeiraGTx”) ordinary shares. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Critical Accounting Policies

Our significant accounting policies are disclosed in our audited financial statements for the year ended December 31, 2019 included in our Annual Report on Form 10-K filed on March 5, 2020 with the SEC. Since the date of such financial statements, there have been no changes to our significant accounting policies other than those described in Note 2 of the notes to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements

See Note 2 of the notes to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a summary of recently issued and adopted accounting pronouncements.

Results of Operations

Three and Six Months Ended June 30, 2020 and 2019

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(unaudited)
	(in thousands)
Revenues
Net sales	$299	$47	$888	$114
Other revenue	149	179	6,295	353
Total revenue	448	226	7,183	467
Cost of sales	162	45	490	76
Write‑down of inventory	622	932	906	932
Gross profit	(336)	(751)	5,787	(541)
Operating expenses:
Research and development	16,516	15,108	29,390	30,099
Selling, general and administrative	10,068	8,981	19,434	16,927
Total operating expenses	26,584	24,089	48,824	47,026
Loss from operations	(26,920)	(24,840)	(43,037)	(47,567)
Total other (expense) income	(232)	34,000	(13,412)	60,319
Income tax expense	—	—	—	—
Net (loss) income	$(27,152)	$9,160	$(56,449)	$12,752
Deemed dividend on convertible preferred stock	518	508	1,035	1,023
Net (loss) income attributable to common stockholders	$(27,670)	$8,652	$(57,484)	$11,729

Revenues

The increase in total revenue for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019 was primarily attributable to a $6.0 milestone payment earned pursuant to a joint venture and license agreement entered into with Meiji Seika Pharma Co., Ltd (“Meiji”) to develop belumosudil (KD025) in Japan. The increase in net sales for the three and six months ended June 30, 2020 as compared to the three and six months ended June 30, 2019 was due to an increase in CLOVIQUE sales.

Cost of sales and write-down of inventory

The increase in cost of sales for the three and six months ended June 30, 2020 as compared to the three and six months ended June 30, 2019, was primarily attributable to the increase in CLOVIQUE net sales revenue. The inventory write-downs during the three and six months ended June 30, 2020 and 2019 related to write-downs of our CLOVIQUE inventory based on our expectation that such inventory will not be sold prior to reaching its product expiration date.

Research and development expenses

The decrease in research and development expenses for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019 was primarily related to a decrease in development costs for KD033 and KD045.

Selling, general and administrative expenses

The increase in selling, general and administrative expenses for the three and six months ended June 30, 2020 as compared to three and six months ended June 30, 2019 was primarily attributable to increased expenses related to the preparation for the potential launch of belumosudil.

Total other (expense) income

The following table provides components of other (expense) income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(unaudited)		(unaudited)
	(in thousands)		(in thousands)
Interest expense	$(5)	$(843)	$(5)	$(1,680)
Amortization of debt discount	—	(93)	—	(188)
Change in fair value of warrant liabilities	(289)	280	(133)	56
Unrealized (loss) gain on equity securities	(15,702)	34,110	(29,505)	60,938
Realized gain on equity securities	15,510		15,510
Interest income	128	548	594	1,204
Other income (expense)	126	(2)	127	(11)
Total other (expense) income	$(232)	$34,000	$(13,412)	$60,319

The increase in other (expense) for the three and six months ended June 30, 2020 as compared to other income for the three and six months ended June 30, 2019 was primarily attributable to the fluctuations in our ownership of MeiraGTx ordinary shares. This increase in other (expense) is partially offset by a decrease in interest and debt related costs as we repaid the amounts owed under a credit agreement entered into in 2015 in the fourth quarter of 2019.

Deemed dividend

We have 28,708 shares of 5% convertible preferred stock outstanding, which accrue dividends at a rate of 5% and convert into shares of our common stock at a 20% discount to the initial public offering price per share of common stock in the Company’s IPO of $12.00 per share, or $9.60 per share. In May 2019, the holders of 1,292 shares of 5% convertible preferred stock exercised their right to convert their convertible preferred shares into 154,645 shares of the Company’s common stock. The Company accrued dividends on the 5% convertible preferred stock of $0.4 million and $0.8 million during each of the three and six months ended June 30, 2020 and 2019. The Company calculated a deemed dividend of $0.1 million on the $0.4 million of accrued dividends during each of the three months ended June 30, 2020 and 2019, and a deemed dividend of $0.2 million on the $0.8 million of accrued dividends during each of the six months ended June 30, 2020 and 2019, which is a beneficial conversion feature. The stated liquidation preference amount on the 5% convertible preferred stock totaled $34.8 million at June 30, 2020.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception through June 30, 2020, we have raised net proceeds from the issuance of equity and debt. We maintained cash and cash equivalents of $169.8 million at June 30, 2020. The following table sets forth the primary sources and uses of cash, cash equivalents and restricted cash for each period set forth below:

	Six Months Ended
	June 30,
	2020	2019
	(unaudited)
	(in thousands)

Net cash provided by (used in):
Operating activities	$(37,514)	$(43,914)
Investing activities	15,350	(413)
Financing activities	52,371	35,769
Net increase (decrease) in cash, cash equivalents and restricted cash	$30,207	$(8,558)

Operating Activities

The net cash used in operating activities was $37.5 million for the six months ended June 30, 2020, and consisted primarily of a net loss of $(56.4) million adjusted for $22.3 million in net non-cash items, including unrealized loss on equity securities of $14.0 million, offset by the depreciation and amortization of fixed assets and noncash operating lease cost of $2.6 million, write-down of inventory of $0.9 million, change in fair value of warrant liabilities of $0.1 million and share-based compensation expense of $4.7 million, as well as a net decrease in operating assets and liabilities of $3.2 million. Once adjusted for the non-cash items above, the cash used in operating activities for the six months ended June 30, 2020 was primarily driven by selling, general and administrative expenses of $13.6 million and research and development expense of $27.9 million related to the advancement of our clinical product candidates.

The net cash used in operating activities was $43.9 million for the six months ended June 30, 2019 and consisted primarily of a net income of $12.8 million adjusted for $53.2 million in net non-cash items, including unrealized gain on equity securities of $60.9 million, offset by the depreciation and amortization of fixed assets and non-cash operating lease cost of $2.6 million, amortization of deferred financing costs and debt discount of $0.2 million, write-down of inventory of $0.9 million, change in fair value of financial instruments of $(0.1) million and share-based compensation expense of $4.1 million, as well as a net decrease in operating assets and liabilities of $3.5 million. Once adjusted for the non-cash items above, the cash used in operating activities for the six months ended June 30, 2019 was primarily driven by selling, general and administrative expenses of $11.4 million, research and development expense related to the advancement of our clinical product candidates of $28.0 million and interest paid on our debt of $1.7 million.

Investing Activities

Net cash provided by investing activities was $15.4 million for the six months ended June 30, 2020, consisting of proceeds from the sale of a portion of our investment in MeiraGTx of $15.5 million. Net cash used in investing activities was $0.4 million for the six months ended June 30, 2019 consisting of costs related to leasehold improvements at our clinical office in Cambridge, MA and the purchase of laboratory equipment.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2020 was $52.4 million, consisting primarily of net proceeds from the issuance of common stock in our ATM Offering of $48.5 million. Net cash provided by financing activities for the six months ended June 30, 2019 was $35.8 million, consisting primarily of net proceeds from the issuance of common stock through the ATM Offering of $35.7 million.

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

The expected use of our cash and cash equivalents at June 30, 2020 represents our intentions based upon our current plans and business conditions, which could change in the future as our plans and business conditions evolve. The amount and timing of our actual expenditures may vary significantly depending on numerous factors, including the progress of our development, the status of, and results from, clinical trials, the potential need to conduct additional clinical trials to obtain approval of our product candidates for all intended indications, as well as any additional collaborations that we may enter into with third parties for our product candidates and any unforeseen cash needs. Our funding requirements may be affected by the COVID-19 pandemic to the extent timelines for clinical trials and product approvals may be extended and access to capital may be reduced. As a result, our management will retain broad discretion over the allocation of our existing cash and cash equivalents. In addition, we anticipate the need to raise additional funds from the issuance of additional equity securities and monetization of assets, and our management will retain broad discretion over the allocation of those funds.

Contractual Obligations and Commitments

There have been no material changes in our contractual obligations and commitments during the six months ended June 30, 2020 from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2019 and those disclosed in Note 12 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

As of June 30, 2020, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of June 30, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, as amended) occurred during the fiscal quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A.  Risk Factors

 Although not required to provide the information required by this Item, the Company is supplementing and updating the risk factors in its prior filings with the SEC, including those discussed under the heading “Item 1A. Risk Factors,” in the Company’s most recent Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 5, 2020, with the following:

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

Our business could be adversely affected by health epidemics in regions where we have clinical trial sites or other business operations and could cause significant disruption in the operations of CROs upon whom we rely. For example, in December 2019, a novel strain of coronavirus, SARS-CoV-2, causing a disease referred to as COVID-19, was reported to have surfaced in Wuhan, China. Since then, COVID-19 has spread to multiple countries, including the United States and several European countries. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. Further, the President of the United States declared the COVID-19 pandemic a national emergency. The Governors of New York, Pennsylvania, New Jersey and Massachusetts declared a state of emergency related to the spread of COVID-19, and issued orders directing all individuals, including where our headquarters is located, to “stay at home” except to perform certain essential activities. The orders took effect in March 2020. We have temporarily implemented work-from-home policies for all employees. The impacts of the state orders and our work-from-home policies have impacted productivity in certain business units, impacted management attention, depleted resources, disrupted our business and delayed our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. These and similar disruptions in our operations could materially and adversely impact our business, operating results and financial condition. In addition, our clinical trials may be affected by the COVID-19 pandemic. Clinical site initiation and patient enrollment may be delayed due to prioritization of hospital resources toward the COVID-19 pandemic. For instance, due to interruptions at clinical sites, enrollment has been delayed in our ongoing Phase 2 clinical trial of belumosudil (KD025) in systemic sclerosis and enrollment was also delayed in our ongoing Phase 1 clinical trial of KD033 in patients with metastatic or locally advanced solid tumors. Also, some patients may not be able to comply with clinical trial protocols if quarantine impedes patient movement or interrupt healthcare services. Similarly, our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 and adversely impact our clinical trial operations. The COVID-19 pandemic may materially affect us economically. While the economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, the widespread pandemic has resulted in significant disruption of global financial markets, potentially reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock. The impacts of the COVID-19 pandemic may also exacerbate other risks discussed in the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2019, any of which could have a material effect on us. This situation is changing rapidly and additional impacts may arise that we are not aware of currently.

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

We may not be entitled to forgiveness of our recently received Loan under the Paycheck Protection Program of the Coronavirus Aid, Relief, and Economic Security Act, and our application for the Paycheck Protection Program Loan could in the future be determined to have been impermissible or could damage our reputation.

On April 14, 2020 we received proceeds of $3.1 million from a loan under the Paycheck Protection Program (“PPP Loan”) of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which we intend to use to retain current employees, maintain payroll and make lease and utility payments. The PPP Loan matures on April 14, 2022 and bears annual interest at a rate of 1.0%. Commencing November 15, 2020, we are required to pay the lender equal monthly payments of principal and interest as required to fully amortize by April 14, 2022 any principal amount outstanding on the PPP Loan as of October 14, 2020. Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs, covered rent payments, covered mortgage interest and covered utilities during the eight week period beginning on the date of loan approval. We will be required to repay any portion of the outstanding principal that is not forgiven, along with accrued interest, and we cannot provide any assurance that we will be eligible for loan forgiveness, that we will ultimately apply for forgiveness, or that any amount of the PPP Loan will ultimately be forgiven by the U.S. Small Business Administration (“SBA”). Furthermore, on April 28, 2020, the Secretary of the U.S. Department of the Treasury stated that the SBA will perform a full review of any PPP loan over $2.0 million before forgiving the loan. In order to apply for the PPP Loan, we were required to certify, among other things, that the current economic uncertainty made the PPP Loan request necessary to support our ongoing operations. We made this certification in good faith after analyzing, among other things, the maintenance of our entire workforce, notwithstanding certain obvious “work-from-home” limitations associated with the nature of our business and managing risks to our development programs. In considering our position, the Company, an emerging growth biotechnology research and development company with approximately 120 employees (including 27 research staff ordinarily located within the Company’s laboratories), currently conducting 6 clinical trials to develop at least 3 medicines for currently unmet and under-served medical needs, took into account our classification as a smaller reporting Company under SEC rules, our ability to currently access alternative forms of capital in the current market environment, and that management expressed substantial doubt as described in Note 1 of the financial statements in the Company’s Annual Report on Form 10-K filed with the SEC on March 5, 2020 about our ability to continue as a going concern based upon our recurring and continuing losses from operations and our need for additional funding to continue operations. The report of our independent registered public accounting firm BDO USA LLP also included an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. Following this analysis, we believe that we satisfied all eligibility criteria for the PPP Loan, and that our receipt of the PPP Loan is consistent with the broad objectives of the PPP of the CARES Act, and following receipt of the loan, we have made no COVID-19 layoffs. The certification described above did not contain any objective criteria and is subject to interpretation. We will continue to assess our continued qualification if and when updated guidance is released by the Treasury Department. If, despite our good-faith belief that given our circumstances we satisfied all eligible requirements for the PPP Loan, we are later determined to have violated any applicable laws or regulations or it is otherwise determined that we were ineligible to receive the PPP Loan, we may be required to repay the PPP Loan in its entirety and/or be subject to additional penalties, which could also result in adverse publicity and damage to reputation. In addition, our receipt of the PPP Loan may result in adverse publicity and damage to our reputation, and a review or audit by the SBA or other government entity or claims under the False Claims Act could consume significant financial and management resources. If these events were to transpire, they could have a material adverse effect on our business, results of operations and financial condition.

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

Date: August 6, 2020	By:	/s/ Harlan W. Waksal Harlan W. Waksal President and Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2020	By:	/s/ Steven Meehan Steven Meehan Executive Vice President, Chief Financial Officer (Principal Financial Officer)
Date: August 6, 2020	By:	/s/ Kyle Carver
Kyle Carver Principal Accounting Officer, Controller
(Principal Accounting Officer)