Form 10-Q
period 2020-09-30
Kadmon Holdings, Inc.
filed 2020-11-05
CIK 1557142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________________

FORM 10-Q

_______________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from ___________ to ___________.

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

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.001 per share	KDMN	Nasdaq Global Select Market

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐     No ☒

The number of shares of the registrant’s common stock outstanding as of November 2, 2020 was 171,512,945.

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

Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We believe that these factors include, but are not limited to, the following:

•whether our New Drug Application for belumosudil will be accepted by the U.S. Food and Drug Administration;

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

•the benefits of U.S. Food and Drug Administration designations such as Breakthrough Therapy, and review of our New Drug Application under the FDA's Oncology Center of Excellence pilot program, Real-Time Oncology Review;

•the commercialization, pricing and reimbursement of our product candidates, if approved, and our ability to expand our sales and marketing capabilities;

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

•our ability to maintain and establish strategic agreements and collaborations and the potential benefits of those arrangements;

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

•the future trading price of our equity investments and our potential inability to sell those securities;

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

PART I. FINANCIAL INFORMATION

Kadmon Holdings, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2020	2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$105,949	$139,597
Marketable debt securities, available-for-sale	44,514	—
Accounts receivable, net	373	954
Inventories, net	28	640
Prepaid expenses and other current assets	2,240	1,416
Investment, equity securities	9,238	41,997
Total current assets	162,342	184,604
Fixed assets, net	1,620	2,444
Right of use lease asset	17,013	19,651
Goodwill	3,580	3,580
Restricted cash	2,117	2,116
Investment, at cost	2,300	2,300
Other noncurrent assets	17	103
Total assets	$188,989	$214,798

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,110	$9,043
Accrued expenses	10,212	14,248
Term debt - current	679	—
Lease liability - current	4,143	3,966
Warrant liabilities	1,016	1,485
Total current liabilities	28,160	28,742
Lease liability - noncurrent	16,631	19,759
Deferred tax liability	461	461
Term debt - noncurrent	2,378	—
Other long term liabilities	—	101
Total liabilities	47,630	49,063
Commitments and contingencies (Note 12)
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 10,000,000 shares authorized at September 30, 2020 and December 31, 2019; 28,708 shares issued and outstanding at September 30, 2020 and December 31, 2019.	44,011	42,433
Common stock, $0.001 par value; 400,000,000 shares authorized at September 30, 2020 and December 31, 2019; 171,220,592 and 159,759,996 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	171	160
Additional paid-in capital	512,904	456,211
Accumulated deficit	(415,702)	(333,069)
Accumulated other comprehensive loss	(25)	—
Total stockholders’ equity	141,359	165,735
Total liabilities and stockholders’ equity	$188,989	$214,798

See accompanying notes to consolidated financial statements (unaudited)

Kadmon Holdings, Inc.

Consolidated Statements of Operations and Comprehensive Loss (unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues:
Net sales	$339	$50	$1,227	$164
Other revenue	151	176	6,446	529
Total revenue	490	226	7,673	693
Cost of sales	214	73	704	149
Write-down of inventory	148	—	1,054	932
Gross profit	128	153	5,915	(388)
Operating expenses:
Research and development	17,268	13,227	46,658	43,326
Selling, general and administrative	10,865	10,174	30,299	27,101
Total operating expenses	28,133	23,401	76,957	70,427
Loss from operations	(28,005)	(23,248)	(71,042)	(70,815)
Other income (expense) :
Interest income	208	418	802	1,622
Interest expense	(8)	(931)	(13)	(2,799)
Change in fair value of warrant liabilities	602	(126)	469	(70)
Realized gain on equity securities	4,274	—	19,784	—
Unrealized (loss) gain on equity securities	(3,254)	(38,634)	(32,759)	22,304
Gain on extinguishment of obligation	1,626	—	1,754	—
Other (expense) income	(49)	126	(50)	115
Total other income (expense)	3,399	(39,147)	(10,013)	21,172
Loss before income tax expense	(24,606)	(62,395)	(81,055)	(49,643)
Income tax expense	—	—	—	—
Net loss	$(24,606)	$(62,395)	$(81,055)	$(49,643)
Deemed dividend on convertible preferred stock	543	517	1,578	1,540
Net loss attributable to common stockholders	$(25,149)	$(62,912)	$(82,633)	$(51,183)

Basic and diluted net loss per share of common stock	$(0.15)	$(0.49)	$(0.50)	$(0.40)
Weighted average basic and diluted shares of common stock outstanding	169,310,056	128,225,469	165,107,295	128,360,618

Other comprehensive loss:
Net unrealized loss on available-for-sale securities	25	—	25	—
Other comprehensive loss	25	—	25	—
Comprehensive loss attributable to common shareholders	$(25,174)	$(62,912)	$(82,658)	$(51,183)

See accompanying notes to consolidated financial statements (unaudited)

Kadmon Holdings, Inc.

Consolidated Statements of Stockholders’ Equity (unaudited)

(in thousands, except share amounts)

For the Three Months Ended September 30, 2020

	Preferred stock		Common stock		Additional paid-in	Accumulated Other	Accumulated
	Shares	Amount	Shares	Amount	capital	Comprehensive Loss	Deficit	Total
Balance, July 1, 2020	28,708	$43,468	171,097,067	$171	$510,171	$—	$(390,553)	$163,257
Share-based compensation expense	—	—	—	—	2,453	—	—	2,453
Common stock issued for option exercises	—	—	123,525	—	280	—	—	280
Beneficial conversion feature on convertible preferred stock	—	109	—	—	—	—	(109)	—
Accretion of dividends on convertible preferred stock	—	434	—	—	—	—	(434)	—
Other comprehensive loss	—	—	—	—	—	(25)	—	(25)
Net loss	—	—	—	—	—	—	(24,606)	(24,606)
Balance, September 30, 2020	28,708	$44,011	171,220,592	$171	$512,904	$(25)	$(415,702)	$141,359

For the Three Months Ended September 30, 2019

	Preferred stock		Common stock		Additional paid-in	Accumulated Other	Accumulated
	Shares	Amount	Shares	Amount	capital	Comprehensive Loss	Deficit	Total
Balance, July 1, 2019	28,708	$41,398	129,634,540	$130	$357,443	$—	$(257,914)	$141,057
Share-based compensation expense	—	—	—	—	1,462	—	—	1,462
Beneficial conversion feature on convertible preferred stock	—	103	—	—	—	—	(103)	—
Accretion of dividends on convertible preferred stock	—	414	—	—	—	—	(414)	—
Net loss	—	—	—	—	—	—	(62,395)	(62,395)
Balance, September 30, 2019	28,708	$41,915	129,634,540	$130	$358,905	$—	$(320,826)	$80,124

See accompanying notes to consolidated financial statements (unaudited)

Kadmon Holdings, Inc.

Consolidated Statements of Stockholders’ Equity (unaudited)

(in thousands, except share amounts)

For the Nine Months Ended September 30, 2020

	Preferred stock		Common stock		Additional paid-in	Accumulated Other	Accumulated
	Shares	Amount	Shares	Amount	capital	Comprehensive Loss	Deficit	Total
Balance, January 1, 2020	28,708	$42,433	159,759,996	$160	$456,211	$—	$(333,069)	$165,735
Share-based compensation expense	—	—	—	—	7,111	—	—	7,111
Common stock issued in public offering, net	—	—	11,060,786	11	48,430	—	—	48,441
Common stock issued under ESPP plan	—	—	98,840	—	216	—	—	216
Common stock issued for warrant exercises	—	—	2,777	—	7	—	—	7
Common stock issued for option exercises	—	—	298,193	—	929	—	—	929
Beneficial conversion feature on convertible preferred stock	—	316	—	—	—	—	(316)	—
Accretion of dividends on convertible preferred stock	—	1,262	—	—	—	—	(1,262)	—
Other comprehensive loss	—	—	—	—	—	(25)	—	(25)
Net loss	—	—	—	—	—	—	(81,055)	(81,055)
Balance, September 30, 2020	28,708	$44,011	171,220,592	$171	$512,904	$(25)	$(415,702)	$141,359

For the Nine Months Ended September 30, 2019

	Preferred stock		Common stock		Additional paid-in	Accumulated Other	Accumulated
	Shares	Amount	Shares	Amount	capital	Comprehensive Loss	Deficit	Total
Balance, January 1, 2019	30,000	$42,231	113,130,817	$113	$315,710	$—	$(269,643)	$88,411
Share-based compensation expense	—	—	—	—	5,587	—	—	5,587
Common stock issued in public offering, net	—	—	16,316,805	17	35,679	—	—	35,696
Common stock issued under ESPP plan	—	—	32,273	—	73	—	—	73
Beneficial conversion feature on convertible preferred stock	—	308	—	—	—	—	(308)	—
Accretion of dividends on convertible preferred stock	—	1,232	—	—	—	—	(1,232)	—
Common stock issued upon conversion of convertible preferred stock	(1,292)	(1,856)	154,645	—	1,856	—	—	—
Net income	—	—	—	—	—	—	(49,643)	(49,643)
Balance, September 30, 2019	28,708	$41,915	129,634,540	$130	$358,905	$—	$(320,826)	$80,124

See accompanying notes to consolidated financial statements (unaudited)

Kadmon Holdings, Inc.

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(81,055)	$(49,643)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of premium and discounts on available-for-sale securities	122	—
Depreciation and amortization of fixed assets	1,263	1,356
Non-cash operating lease cost	2,638	2,495
Write-down of inventory	1,054	932
Amortization of debt discount	—	283
Share-based compensation	7,111	5,587
Change in fair value of warrant liabilities	(469)	70
Net unrealized loss (gain) on equity securities	12,975	(22,304)
Gain on extinguishment of obligation	(1,754)	—
Changes in operating assets and liabilities:
Accounts receivable, net	581	1,003
Inventories, net	(442)	(221)
Prepaid expenses and other assets	(738)	346
Accounts payable	2,919	(1,402)
Lease liability	(2,951)	(2,763)
Accrued expenses and other liabilities	(2,383)	314
Net cash used in operating activities	(61,129)	(63,947)

Cash flows from investing activities:
Purchases of investment debt securities	(44,661)	—
Purchases of fixed assets	(291)	(430)
Proceeds from sale of equity securities	19,784	—
Net cash used in investing activities	(25,168)	(430)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	48,441	35,696
Proceeds from issuance of term debt	3,057	—
Proceeds from exercise of options	929	—
Proceeds from issuance of ESPP shares	216	73
Proceeds from exercise of warrants	7	—
Net cash provided by financing activities	52,650	35,769
Net decrease in cash, cash equivalents and restricted cash	(33,647)	(28,608)
Cash, cash equivalents and restricted cash, beginning of period	141,713	96,856
Cash, cash equivalents and restricted cash, end of period	$108,066	$68,248

Components of cash, cash equivalents and restricted cash
Cash and cash equivalents	105,949	66,132
Restricted cash	2,117	2,116
Total cash, cash equivalents and restricted cash	108,066	68,248

Supplemental cash flow disclosures:
Cash paid for interest	$—	$2,514
Non-cash investing and financing activities:
Beneficial conversion feature on convertible preferred stock	316	308
Accretion of dividends on convertible preferred stock	1,262	1,232
Unpaid fixed asset additions	148	—
Operating cash flows paid for amounts included in the measurement of lease liabilities	3,609	3,498
Operating lease liabilities arising from obtaining right-of-use assets	—	212
Common stock issued upon conversion of convertible preferred stock	—	1,856
Cumulative effect of change in accounting principle - ASC 842 adoption	—	27,083

See accompanying notes to consolidated financial statements (unaudited)

Kadmon Holdings, Inc.

Notes to Consolidated Financial Statements (unaudited)

1. Organization

Nature of Business

Kadmon Holdings, Inc. (together with its subsidiaries, “Kadmon” or “Company”) is a clinical-stage biopharmaceutical company engaged in the discovery, development and commercialization of small molecules and biologics to address significant unmet medical needs, with a near-term clinical focus on immune and fibrotic diseases as well as immuno-oncology. The Company leverages its multi-disciplinary research and development team members to identify and pursue a diverse portfolio of novel product candidates, both through in-licensing products and employing its small molecule and biologics platforms.

Liquidity

The Company maintained cash, cash equivalents and marketable debt securities of $150.5 million at September 30, 2020. The Company had an accumulated deficit of $415.7 million and working capital of $134.2 million at September 30, 2020. The Company entered into a Sales Agreement with Cantor Fitzgerald & Co. (“Cantor”) in August 2017 under which the Company could sell up to $50.0 million in shares of its common stock in one or more placements at prevailing market prices for its common stock (the “ATM Program”). Any such sales would be effected pursuant to the Company’s registration statement on Form S-3 (File No. 333-233766), which was declared effective by the Securities Exchange Commission (“SEC”) on September 24, 2019. In May 2020, the Company sold 11,060,786 shares of common stock at a weighted average price of $4.52 per share through the ATM Program and received total net proceeds of $48.5 million (net of $1.5 million of commissions payable by the Company to Cantor). Under this registration statement, the Company registered to sell, in one or more transactions, up to $200.0 million of common stock, preferred stock, debt securities, warrants, purchase contracts and units. The Company had sold securities totaling an aggregate of $151.5 million pursuant to this registration statement as of September 30, 2020. In May 2020, the Company entered into a single transaction pursuant to which it sold approximately 1.1 million ordinary shares of MeiraGTx Holdings plc (“MeiraGTx”) for gross proceeds of $15.5 million. In July 2020, the Company entered into an additional single transaction pursuant to which it sold approximately 0.3 million ordinary shares of MeiraGTx for gross proceeds of $4.2 million. The Company expects that its cash, cash equivalents and marketable debt securities will enable it to advance its planned commercial launch efforts for belumosudil, if approved, advance certain of its other pipeline product candidates, including KD033 and KD045, and provide for other working capital purposes.

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

The Company also filed a shelf registration statement on Form S-3 (File No. 333-238969) on June 5, 2020, which was declared effective by the SEC on June 16, 2020. Under this registration statement, the Company may sell, in one or more transactions, up to $300.0 million of common stock, preferred stock, debt securities, warrants, purchase contracts and units, an amount which includes $50.0 million of shares of its common stock that may be issued in the ATM Program under the Sales Agreement with Cantor. The Company had not sold any securities pursuant to this registration statement as of September 30, 2020.

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

The Company’s cash, cash equivalents and marketable debt securities will not be sufficient to enable the Company to meet its long-term expected plans, including commercialization of clinical pipeline products, if approved, or initiation or completion of future registration studies. Additionally, the COVID-19 pandemic has had a negative near-term impact on capital markets and may impact the Company’s ability to access capital.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The Company operates in one segment considering the nature of the Company’s products and services, class of customers, methods used to distribute its products and the regulatory environment in which the Company operates. The accompanying consolidated financial statements, which include the accounts of Kadmon Holdings, Inc. and its domestic and international subsidiaries, all of which are wholly owned by Kadmon Holdings, Inc., have been prepared in accordance with GAAP for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the Company’s opinion, the financial statements include all adjustments (consisting of normal recurring adjustments) and disclosures considered necessary in order to make the financial statements not misleading. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the final results that may be expected for the year ending December 31, 2020.

These unaudited financial statements should be read in conjunction with the audited financial statements included in Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Actual results could differ from those estimates. The most significant estimates are related to share-based compensation (Note 10) and the accrual of research and development and clinical trial expenses (Note 11).

Critical Accounting Policies

The Company’s significant accounting policies are disclosed in the audited financial statements included in Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. Since the date of such financial statements, there have been no changes to the Company’s significant accounting policies, other than those described below.

Debt

On April 15, 2020, the Company received the proceeds from a loan in the amount of approximately $3.1 million (the “Loan”) from PNC Bank, National Association, as lender, pursuant to the Paycheck Protection Program (“PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The Loan matures on April 15, 2022 and bears interest at a rate of 1% per annum. On August 20, 2020, the loan was amended so that, commencing August 15, 2021, the Company is required to pay the lender equal monthly payments of principal and interest as required to fully amortize by April 15, 2022 the principal amount outstanding on the Loan as of October 15, 2020. The Loan is evidenced by a promissory note dated April 15, 2020 (the “Note”), which contains customary events of default relating to, among other things, payment defaults and breaches of representations and warranties. The Loan may be prepaid by the Company at any time prior to maturity with no prepayment penalties.

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

All or a portion of the Loan may be forgiven by the U.S. Small Business Administration (“SBA”) upon application by the Company upon documentation of expenditures in accordance with the SBA requirements. Under the CARES Act, loan forgiveness is available for the sum of eligible and documented payroll costs, covered rent payments, covered mortgage interest and covered utilities during the eight-week period beginning on the date of loan approval. If, despite the Company’s good-faith belief that given the circumstances the Company satisfied all eligibility requirements for the Loan, the Company is later determined to have violated any applicable laws or regulations or it is otherwise determined that the Company was ineligible to receive the Loan, the Company may be required to repay the Loan in its entirety and/or be subject to additional penalties. In the event the Loan, or any portion thereof, is forgiven pursuant to the PPP, the amount forgiven is applied to outstanding principal.

The Company used all proceeds from the Loan to retain employees, maintain payroll and make lease, rent and utility payments. Under the terms of the loan, the Company may be eligible for full or partial loan forgiveness. The Company has begun preparations to apply for forgiveness, however, no assurance is provided that the Company will obtain forgiveness for any portion of the Loan.

The Company has accounted for the Loan as a debt instrument in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 470, Debt. At September 30, 2020, $0.7 million of principal payments due in the third quarter of 2021 have been recorded as short-term debt and the remaining balance of $2.4 million is recorded as long-term debt. The Company does not expect to incur any material interest expense under the Loan.

Cash, Cash Equivalents and Marketable Debt Securities

The Company considers all highly liquid securities with an original or remaining maturity of three months or less at the time of acquisition to be cash equivalents.

Marketable debt securities are considered to be available-for-sale and are carried at fair market value. The estimated fair value of the available-for-sale marketable debt securities is determined based on quoted market prices or rates for similar instruments. Unrealized gains and losses, if any, are reported in accumulated other comprehensive income (loss). The cost of marketable debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included in other (expense) income. Realized gains and losses, and declines in value judged to be other-than-temporary, if any, are also included in other (expense) income. Interest and dividends on available-for-sale securities are included in other income.

The Company determines the appropriate classification of its investments in debt securities at the time of purchase. All of the Company’s debt securities are classified as available-for-sale and are reported as short-term or long-term based on maturity dates and whether such assets are reasonably expected to be realized in cash or sold or consumed during the normal cycle of business.

The Company reviews investments for other-than-temporary impairment whenever the fair value of an investment is less than the amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. Other-than-temporary impairments of investments are recognized in the consolidated statements of operations if the Company experienced a credit loss and have the intent to sell the investment or if it is more likely than not that the Company will be required to sell the investment before recovery of the amortized cost basis. Evidence considered in this assessment includes reasons for the impairment, compliance with the Company’s investment policy, the severity and the duration of the impairment and changes in value subsequent to the end of the period.

The following table summarizes the Company’s cash, cash equivalents and marketable debt securities as of September 30, 2020 and December 31, 2019:

	September 30, 2020

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash and money market funds	$103,126	$—	$—	103,126
Corporate debt securities	2,823	—	—	2,823
Total cash and cash equivalents	105,949	—	—	105,949
Marketable debt securities:
Corporate debt securities	44,540	2	(28)	44,514
Total marketable debt securities	44,540	2	(28)	44,514
Total cash, cash equivalents and marketable debt securities	$150,489	$2	$(28)	$150,463

	December 31, 2019

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash and money market funds	$139,597	$—	$—	139,597
Total cash and cash equivalents	139,597	—	—	139,597
Marketable debt securities:
Corporate debt securities	—	—	—	—
Total marketable debt securities	—	—	—	—
Total cash, cash equivalents and marketable debt securities	$139,597	$—	$—	$139,597

At September 30, 2020, the Company had invested in 15 available-for-sale marketable debt securities that were in an unrealized loss position for less than one year and no securities in an unrealized loss position for more than 12 months. The aggregate fair value of debt securities in an unrealized loss position at September 30, 2020 was $36.7 million. The unrealized losses of less than $0.1 million related to these corporate debt securities were included in accumulated other comprehensive loss as of September 30, 2020. Unrealized losses on corporate debt securities have not been recognized into income because the issuers’ bonds are of high credit quality (rated A3/A- or higher), management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to market conditions and/or changes in interest rates. The issuers continue to make timely interest payments on the bonds. The fair value is expected to recover as the bonds approach maturity and the Company does not believe any unrealized losses represent other-than-temporary impairments.

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

Disaggregation of Revenue

The Company’s revenues have primarily been generated through product sales, collaborative research, development and commercialization license agreements, and other service agreements.  The following table summarizes revenue from contracts with customers for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Product sales	$339	$50	$1,227	$164
License revenue	—	—	6,000	—
Other revenue	151	176	446	529
Total revenue	$490	$226	$7,673	$693

Product Sales

These contracts typically include a single promise to deliver a fixed amount of product to the customer with payment due within 30-60 days of shipment. Revenues are recognized when control of the promised goods is transferred to the customer, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods. The timing of revenue recognition may differ from the timing of invoicing to customers. The Company has not recognized any assets for costs to obtain or fulfill a contract with a customer as of September 30, 2020.

License Revenue

License revenue consists of a milestone payment earned pursuant to a joint venture and license agreement entered into with Meiji Seika Pharma Co., Ltd (“Meiji”) to develop belumosudil (KD025) in Japan (Note 9). As of December 31, 2019, the Company had one performance obligation related to a license agreement with Meiji that had not yet been satisfied and for which the upfront cash payment had not been received. The transaction price of $6.0 million was allocated to the single combined performance obligation under the contract and the performance obligation was completed during the first quarter of 2020. There are no performance obligations that have not yet been satisfied and there is no transaction price allocated to future performance obligations as of September 30, 2020.

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

3. Stockholders’ Equity

5% Convertible Preferred Stock

The Company had 28,708 shares of 5% convertible preferred stock outstanding at September 30, 2020, which shares convert into shares of the Company’s common stock at a 20% discount to the initial public offering price per share of common stock in the Company’s initial public offering (the “IPO”) of $12.00 per share, or $9.60 per share. The stated liquidation preference amount on the 5% convertible preferred stock totaled $34.8 million at September 30, 2020.

Common Stock

The Company’s restated certificate of incorporation authorizes the issuance of up to 400,000,000 shares of the Company’s common stock, par value $0.001 per share.

4. Net Loss per Share Attributable to Common Stockholders

Basic net loss attributable to common stockholders per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Shares issued during the period are weighted for the portion of the period during which they were outstanding. Because the Company has reported a net loss for each period presented, diluted net loss per share of common stock is the same as basic net loss per shares of common stock for the three and nine months ended September 30, 2020 and 2019. The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company (in thousands, except share and per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Numerator – basic and diluted:
Net loss available to common stockholders - basic and diluted	$(25,149)	$(62,912)	$(82,633)	$(51,183)
Denominator – basic and diluted:
Weighted average shares of common stock outstanding used to compute basic and diluted net loss per share	169,310,056	128,225,469	165,107,295	128,360,618
Net loss per share, basic and diluted	$(0.15)	$(0.49)	$(0.50)	$(0.40)

The amounts in the table below were excluded from the calculation of diluted net loss per share, due to their anti-dilutive effect:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Options to purchase common stock	17,357,285	11,999,752	17,357,285	11,999,752
Warrants to purchase common stock	11,917,052	11,999,852	11,917,052	11,999,852
Convertible preferred stock	3,667,651	3,493,002	3,667,651	3,493,002
Total shares of common stock equivalents	32,941,988	27,492,606	32,941,988	27,492,606

5. Financial Instruments

The Company is required to disclose information on all assets and liabilities reported at fair value that enables an assessment of the inputs used in determining the reported fair values. The fair value hierarchy defines three levels and prioritizes valuation inputs based on the observable nature of those inputs. The fair value hierarchy applies only to the valuation inputs used in determining the reported fair value of the investments and is not a measure of the investment credit quality.

Items classified as Level 1 within the valuation hierarchy consist of the Company’s cash equivalents held in money market funds and its ownership of MeiraGTx (Note 8). The Company measures these investments at fair value determined based on Level 1 observable quoted price market inputs.

Items classified as Level 2 within the valuation hierarchy consist of the Company’s marketable debt securities and warrant liabilities. The Company estimates the fair values of the marketable debt securities by taking into consideration valuations obtained from third-party pricing sources. These pricing sources utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include market pricing based on real-time trade data for the same or similar securities, issuer credit spreads, benchmark yields, and other observable inputs. The Level 2 inputs used to value the Company’s warrant liabilities were determined using prices that can be directly observed or corroborated in active markets. Although the fair value of this obligation is calculated using the observable market price of the Company’s common stock, an active market for this financial instrument does not exist.

The following tables present information about the Company’s financial assets and liabilities that have been measured at fair value at September 30, 2020 and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

		Fair Value Measurements Using

Description	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$98,593	$98,593	$—	$—
Corporate debt securities	2,823	—	2,823	—
Short-term investments:
Corporate debt securities	44,514	—	44,514	—
Ownership of MeiraGTx	9,238	9,238	—	—
	$155,168	$107,831	$47,337	$—

Financial liabilities
Warrant liabilities	$1,016	$—	$1,016	$—

The following table presents information about the Company’s financial assets and liabilities that have been measured at fair value at December 31, 2019 and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

		Fair Value Measurements Using
Description	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$136,058	$136,058	$—	$—
Short-term investments:
Ownership of MeiraGTx	41,997	41,997	—	—
	$178,055	$136,058	$—	$—

Financial liabilities
Warrant liabilities	$1,485	$—	$1,485	$—

The Company has not recognized any material gross realized gains or losses on sales of available-for-sale marketable debt securities.

Warrant Liabilities

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

As of September 30, 2020, the exercise price of a portion of the 2015 Warrants to purchase an aggregate of 529,413 shares of the Company’s common stock was $3.30 per warrant share and the exercise price of the remaining 2015 Warrants to purchase an aggregate of 88,238 shares of the Company’s common stock was $4.50 per warrant share. Since these warrants are exercisable and are redeemable at the option of the holder upon the occurrence of, and during the continuance of, an event of default, the fair value of the 2015 Warrants was recorded as a short-term liability of approximately $1.0 million at September 30, 2020 and approximately $1.5 million at December 31, 2019.

The Company used the Black-Scholes pricing model to value the warrant liability at September 30, 2020 with the following assumptions: risk-free interest rate of 0.1%, expected term of 1.9 years, expected volatility of 71.3% and a dividend rate of 0%. The change in fair value of the 2015 Warrants was approximately $(0.6) million and $ (0.5) million for the three and nine months ended September 30, 2020 and approximately $0.1 million for both the three and nine months ended September 30, 2019, respectively. None of these instruments had been exercised as of September 30, 2020.

The table below represents a roll-forward of warrant liabilities measured using Level 2 inputs from January 1, 2020 to September 30, 2020 (in thousands):

Significant Other Observable Inputs
(Level 2)
Balance at January 1, 2020	$1,485
Change in fair value of warrant liabilities	(469)
Balance at September 30, 2020	$1,016

The following table represents a roll-forward of warrants outstanding from January 1, 2020 to September 30, 2020:

	Warrants	Weighted Average Exercise Price
Balance, January 1, 2020	11,921,452	$5.97
Exercised	(4,400)	—
Balance, September 30, 2020	11,917,052	$5.97

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

The Company periodically analyzes its inventory levels to identify inventory that may expire prior to expected sale or has a cost basis in excess of its estimated realizable value, and writes-down such inventories as appropriate. In addition, the Company’s product is subject to strict quality control and monitoring which the Company performs throughout the manufacturing process. If certain batches or units of product no longer meet quality specifications or the Company identifies excess, obsolete or unsalable inventory, its value is written down to net realizable value. Inventories recorded on the Company’s consolidated balance sheets are net of a reserve for expirable inventory of $2.6 million and $3.0 million at September 30, 2020 and December 31, 2019, respectively.

Inventories are comprised of the following (in thousands):

	September 30,	December 31,
	2020	2019
Raw materials	$—	$371
Finished goods, net	28	269
Total inventories, net	$28	$640

7. Fixed Assets

Fixed assets consisted of the following (in thousands):

	Useful Lives	September 30,	December 31,
	(Years)	2020	2019
Leasehold improvements	Shorter of remaining lease term or useful life	$10,397	$10,397
Office equipment and furniture	3-7	1,363	1,234
Machinery and laboratory equipment	3-7	3,836	3,599
Software	3-5	4,089	3,971
Construction-in-progress	̶̶̶̶	—	45
		19,685	19,246
Less accumulated depreciation and amortization		(18,065)	(16,802)
Fixed assets, net		$1,620	$2,444

Depreciation and amortization of fixed assets totaled $1.3 million and $1.4 million for the nine months ended September 30, 2020 and 2019, respectively, and $0.5 million for each of the three months ended September 30, 2020 and 2019.

8. Ownership of MeiraGTx Ordinary Shares

The Company maintained a 1.8% and 5.7% ownership in the ordinary shares of MeiraGTx with a fair value of $9.2 million and $42.0 million, at September 30, 2020 and December 31, 2019, respectively. The Company entered into transactions in July 2020 and May 2020 pursuant to which it sold approximately 0.3 million and 1.1 million ordinary shares of MeiraGTx, respectively, for gross proceeds of $4.2 million and $15.5 million, respectively, which was recorded as a realized gain on equity securities during the three and nine months ended September 30, 2020, respectively. The realized gain represents the total gain on the sale of ordinary shares since the MeiraGTx IPO in June 2018. The Company did not realize any gains in the three and nine months ended September 30, 2019. The Company has recorded a net unrealized (loss) gain on its ownership of MeiraGTx ordinary shares of $(3.3) million and $(38.6) million for the three months ended September 30, 2020 and 2019, respectively, and $(32.8) million and $22.3 million for the nine months ended September 30, 2020 and 2019, respectively. The unrealized gains on equity securities consists of two components: (i) the reversal of the gain or loss recognized in previous periods on equity securities sold and (ii) the change in unrealized gain or loss resulting from mark-to-market adjustments on equity securities still held. The Company’s ownership of MeiraGTx ordinary shares is valued using Level 1 inputs, which includes quoted prices in active markets for identical assets in accordance with the fair value hierarchy (Note 5).

The table below represents a rollforward of the Company’s ownership of MeiraGTx ordinary shares from January 1, 2020 to September 30, 2020 (in thousands):

Significant Observable Inputs
(Level 1)
Balance as of January 1, 2020	$41,997
Unrealized loss on ordinary shares sold during the year	(8,244)
Realized gain on sale of ordinary shares	(19,784)
Unrealized loss on remaining ownership of ordinary shares	(4,731)
Balance as of September 30, 2020	$9,238

The Company is party to a sublease agreement to provide office space to MeiraGTx, which is automatically renewed on a monthly basis unless MeiraGTx provides 30 days’ prior written notice. The Company recognized $0.1 million and $0.4 million to other revenue related to this sublease agreement during each of the three and nine months ended September 30, 2020 and 2019. The Company received cash payments of $0.4 million from MeiraGTx for each of the nine months ended September 30, 2020 and 2019 and had no amounts receivable from MeiraGTx at September 30, 2020 or December 31, 2019.

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

Meiji

In December 2019, the Company entered into a collaboration agreement with Meiji, a Tokyo-based wholly owned subsidiary of Meiji Holdings Co., Ltd., to form a joint venture to exclusively develop and commercialize belumosudil (KD025) in Japan and certain other Asian countries. The joint venture was entered into through the creation of Romeck Pharma, LLC (“Romeck”), whereby the Company entered into a royalty-bearing exclusive license agreement with Romeck and Meiji in exchange for a 50% interest in Romeck. Romeck is domiciled in Japan with shared oversight between the Company and Meiji. Under the terms of the license agreement, the Company received an upfront payment of $6.0 million in January 2020 and is eligible to receive an additional $23.0 million in development, regulatory and commercial milestone payments upon the occurrence of specified events over the term of the agreement. In addition, the Company is eligible to receive double-digit percentage royalty payments on sales of belumosudil (KD025) in Japan.

The Company assessed the applicability of ASC 810, Consolidation, to the aforementioned agreements and based on the corporate structure, voting rights and contributions of the various parties in connection with these agreements, determined that Romeck was a VIE, however consolidation was not required as the Company was not the primary beneficiary based upon the voting and managerial structure of the entity. The purpose of the VIE is to develop and commercialize belumosudil in Japan and the operations of Romeck will be financed entirely by Meiji. The Company has not and is not required to provide financial support under the agreements and has no exposure to loss as a result of its involvement in the VIE. The Company’s investment in Romeck was accounted for under the equity method as the Company has the ability to exercise significant influence over Romeck. The equity method investment was recorded at immaterial cost representing the Company’s initial capital contribution for its ownership. This value was determined based upon the corporate structure which does not allocate profits or losses to the Company. An adjustment to this recorded investment will only occur upon a sales transaction or liquidation event, as defined in the agreement.

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

The single combined performance obligation represents a license of functional intellectual property. The Company had not received the upfront payment or completed the single combined performance obligation as of December 31, 2019. The Company recognized $6.0 million in license revenue in the first quarter of 2020 upon completion of the initial technology transfer. No other milestone or royalty revenues have been earned as of September 30, 2020.

10. Share-based Compensation

2016 Equity Incentive Plan

A total of 16,194,138 shares of the Company’s common stock were authorized and reserved for issuance under the Company’s Amended and Restated 2016 Equity Incentive Plan (the “2016 Equity Plan”) at December 31, 2019. On January 1, 2020, pursuant to the evergreen provision contained in the 2016 Equity Plan, the number of shares reserved for future grants was increased by 5,591,600 shares, which was three and one half percent (3.5%) of the outstanding shares of common stock on December 31, 2019. This reserve will increase each subsequent anniversary through January 1, 2025, by an amount equal to the smaller of (a) 4% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (b) an amount determined by the Company’s board of directors. At September 30, 2020, there were options to purchase an aggregate of 16,067,285 shares of common stock outstanding at a weighted average price of $5.28 per share under the 2016 Equity Plan.

Total unrecognized compensation expense related to unvested options granted under the Company’s share-based compensation plan was $14.0 million and $6.5 million at September 30, 2020 and December 31, 2019, respectively. That expense is expected to be recognized over a weighted average period of 2.1 years and 2.2 years as of September 30, 2020 and December 31, 2019, respectively. The Company recorded share-based compensation expense under the 2016 Equity Plan of $7.1 million and $5.6 million for the nine months ended September 30, 2020 and 2019, respectively, and $2.4 million and $1.5 million for the three months ended September 30, 2020 and 2019

The following table summarizes information about stock options outstanding, not including performance stock options, from January 1, 2020 to September 30, 2020:

	Options Outstanding
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Balance, January 1, 2020	11,802,601	$5.59	7.52	$9,520
Granted	4,966,040	4.35
Exercised	(304,669)	3.13		411
Forfeited	(396,687)	4.70
Balance, September 30, 2020	16,067,285	$5.28	7.47	$5,322
Options vested and exercisable, September 30, 2020	8,706,640	$6.29	6.10	$4,105

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value calculated as the difference between the fair value of the Company’s common stock at September 30, 2020 ($3.92 per share) and December 31, 2019 ($4.53 per share) and the exercise price, multiplied by the related in-the-money options that would have been received by the option holders had they exercised their options at the end of the fiscal year. This amount changes based on the fair value of the Company’s common stock. There were 304,669 options exercised during the nine months ended September 30, 2020 with an aggregate intrinsic value of $0.4 million. There were no options exercised during the nine months ended September 30, 2019.

There were 4,966,040 stock options granted during the nine months ended September 30, 2020 with a weighted-average exercise price of $4.35. During the nine months ended September 30, 2019, 1,593,973 stock options were granted with a weighted-average exercise price of $2.23. The fair value of each stock option award, not including performance stock options, was estimated at the date of grant using the Black-Scholes option-pricing model and the assumptions noted in the following table:

	Nine Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2019
Weighted average fair value of grants	$2.87	$1.48
Expected volatility	75.46% - 84.95%	76.19% - 77.73%
Risk-free interest rate	0.29% - 1.64%	1.41% - 2.61%
Expected life (years)	5.5 - 6.0	5.5 - 6.0
Expected dividend yield	0%	0%

Performance Options

A total of 1,290,000 Performance Options with an exercise price of $4.06 were outstanding at September 30, 2020 with no intrinsic value and at December 31, 2019 with an intrinsic value of $0.6 million. The weighted average remaining contractual life of outstanding Performance Options at September 30, 2020 was 5.4 years. Compensation expense for Performance Options is recognized on a straight-line basis over the awards’ requisite service period. At September 30, 2020, there was $0.1 million of total unrecognized compensation expense related to unvested Performance Options, which is expected to be recognized over a weighted-average period of 0.5 years. At September 30, 2020 and December 31, 2019, 962,502 and 853,335 Performance Options had vested, respectively, and no Performance Options had been exercised.

Stock Appreciation Rights

A total of 835,000 stock appreciation rights (“SARs”) with an exercise price of $3.64 were outstanding at both September 30, 2020 and December 31, 2019 with an intrinsic value of $0.2 million and $0.7 million, respectively. The weighted average remaining contractual life of outstanding SARs at September 30, 2020 was 5.8 years. Compensation expense for SARs is recognized on a straight-line basis over the awards’ requisite service period. At September 30, 2020, there was $0.1 million of total unrecognized compensation cost related to unvested SARs that is expected to be recognized over a weighted-average period of 0.2 years. At September 30, 2020 and December 31, 2019, 616,667 SARs had vested and no SARs had been exercised.

2014 Long-term Incentive Plan (the “LTIP”)

A total of 9,750 units have been granted under the LTIP as of both September 30, 2020 and December 31, 2019. The LTIP is payable upon the fair market value of the Company’s common stock exceeding 333% of the $6.00 grant price (or $20.00) per share prior to December 7, 2024. The holders of the LTIP awards have no right to demand a particular form of payment, and the Company reserves the right to make payment in the form of cash or common stock. No LTIP awards were exercisable or had been exercised at September 30, 2020.

2016 Employee Stock Purchase Plan

A total of 2,551,180 shares of the Company’s common stock were reserved for issuance under the Amended and Restated 2016 Employee Stock Purchase Plan (the “2016 ESPP”) at December 31, 2019. The Company’s board of directors elected not to increase the shares reserved for issuance under the 2016 ESPP on January 1, 2020. The Company issued 98,840 and 32,273 shares under the 2016 ESPP during the nine months ended September 30, 2020 and 2019, respectively. No meaningful compensation expense was recognized for the ESPP during the three and nine months ended September 30, 2020 and 2019.

11. Accrued Expenses

Short-term accrued expenses at September 30, 2020 and December 31, 2019 include the following (in thousands):

	September 30,	December 31,
	2020	2019
Commission payable	$1,768	$2,395
Compensation, benefits and severance	3,681	4,668
Research and development	3,980	4,962
Other	783	2,223
Total accrued expenses	$10,212	$14,248

Commission payable

Commission payable represents commissions to third parties for Class E redeemable convertible unit raises during 2014 and 2015. During the three and nine months ended September 30, 2020, the Company recorded $0.6 million as a non-cash gain on extinguishment of obligation due to the expiration of the Company’s obligation related to this portion of the commission.

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

Other

During the three and nine months ended September 30, 2020, the Company recorded $1.0 million as a non-cash gain on extinguishment of obligation due to the expiration of the Company’s obligation relating to a terminated license agreement.

12. Commitments and Contingencies

The Company’s commitments are disclosed in the audited financial statements included in Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. Since the date of such financial statements, there have been no material changes to the Company’s commitments or contingencies, including leases.

Contingent License Agreement Milestones

The Company has entered into several license agreements for products currently under development (Note 9). The Company may be obligated in future periods to make additional payments, which would become due and payable only upon the achievement of certain research and development, regulatory and approval milestones. The specific timing of such milestones cannot be predicted and depends upon future discretionary clinical developments as well as regulatory agency actions which cannot be predicted with certainty (including action which may never occur). These additional contingent milestone payments aggregate to $229.1 million at September 30, 2020. Any payments made prior to FDA approval will be expensed as research and development. Payments made after FDA approval will be capitalized.

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

There was no change in deferred tax liability and no income tax expense recorded for the three and nine months ended September 30, 2020 and 2019. Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred tax assets relate primarily to its net operating loss (“NOL”) carryforwards and other balance sheet basis differences. In accordance with ASC 740, Income Taxes, the Company recorded a valuation allowance to fully offset the gross deferred tax asset, because it is more likely than not that the Company will not realize future benefits associated with these deferred tax assets at September 30, 2020 and December 31, 2019. At December 31, 2019, the Company had unused federal and state NOL carryforwards of $371.1 million and $307.2 million, respectively, that may be applied against future taxable income. The Company has fully reserved the deferred tax asset related to these NOL carryforwards as reflected in its consolidated financial statements. These carryforwards expire at various dates through December 31, 2037, with the exception of approximately $79.9 million of federal NOL carryforwards that will not expire.

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

Overview

We are a clinical-stage biopharmaceutical company engaged in the discovery, development and commercialization of small molecules and biologics to address significant unmet medical needs. Our pipeline includes developmental treatments for immune and fibrotic diseases as well as immuno-oncology therapy candidates. We leverage our multi-disciplinary research and development team members to identify and pursue a diverse portfolio of novel product candidates, both through in-licensing products and employing our small molecule and biologics platforms. We believe that we have the ability to progress these candidates ourselves while maintaining flexibility for commercial and licensing arrangements. We expect to continue to progress our clinical candidates and have further clinical trial and regulatory events to report in the remainder of 2020 and in 2021.

The Company’s most advanced product candidate, belumosudil (KD025) is an orally administered, selective small molecule inhibitor of Rho-associated coiled-coil kinase 2 (“ROCK2”), a signaling pathway that modulates inflammatory response. The Company is initially developing belumosudil for the treatment of chronic graft-versus-host disease (“cGVHD”), an immune-mediated inflammatory and fibrotic disorder. On September 30, 2020, the Company submitted a New Drug Application (“NDA”) to the U.S. Food and Drug Administration (“FDA”) for belumosudil for the treatment of patients with cGVHD. The NDA is subject to acceptance by the FDA. The NDA is being reviewed under the Real-Time Oncology Review (“RTOR”) pilot program, an initiative of the FDA's Oncology Center of Excellence (“OCE”). The RTOR program aims to explore a more efficient review process to ensure that safe and effective treatments are available to patients as early as possible.

The NDA submission is supported by positive data observed in ROCKstar (KD025-213), the Company’s pivotal clinical trial evaluating belumosudil in 132 patients with cGVHD who have received two or more prior lines of systemic therapy. As previously reported, belumosudil achieved clinically meaningful and statistically significant Overall Response Rates of 73% with 200 mg once daily and 74% with 200 mg twice daily. Responses were achieved across key patient subgroups and complete responses were observed in all organ systems. Belumosudil has been well tolerated and adverse events have been consistent with those expected in the patient population.

The FDA has granted Orphan Drug Designation to belumosudil for the treatment of cGVHD, and the FDA has granted Breakthrough Therapy Designation to belumosudil for the treatment of patients with cGVHD after failure of two or more lines of systemic therapy.

The recent global pandemic caused by a novel strain of the coronavirus SARS-COV-2, which causes a disease that is referred to as coronavirus disease 2019 (“COVID-19”), may materially affect us economically. While the economic impact of the COVID-19 pandemic may be difficult to assess or predict, this widespread pandemic has resulted in a significant disruption of global financial markets, which may reduce our ability to access capital. If the disruption to the financial markets is protracted, our liquidity could be negatively affected in the future. In addition, a recession or market correction resulting from the COVID-19 pandemic could materially affect our business and the value of our common stock. During these uncertain times, the Company’s top priorities are to ensure the health and welfare of its employees, maintain product safety and continue to advance its clinical studies. However, our clinical trials have been impacted, and we may experience delays in anticipated timelines and milestones. For instance, due to interruptions at clinical sites, enrollment has been delayed in our ongoing Phase 2 clinical trial of belumosudil in systemic sclerosis and enrollment was also delayed in our ongoing Phase 1 clinical trial of KD033 in patients with metastatic or locally advanced solid tumors. In addition, we may experience disruptions in our supply chain, including our supply of our product candidates, which may adversely affect the conduct of our clinical trials. We rely on contract research organizations (“CROs”) to conduct our clinical trials. Our CROs may be unable to conduct clinical trials for product candidates as a result of the COVID-19 pandemic. The COVID-19 pandemic could impact our healthcare systems and our clinical trial sites’ ability to conduct trials to varied degrees and times. COVID-

19 creates risk of interrupting availability of necessary clinical supplies as well as local regulatory reviews, hospital ethics committee reviews and site monitors.

Our operations to date have been focused on developing first-in-class innovative therapies for indications with significant unmet medical needs while leveraging our commercial infrastructure. We have never been profitable and had an accumulated deficit of $415.7 million at September 30, 2020.

Although our commercial business generates revenue through the sale of CLOVIQUE™ (Trientine Hydrocholride), the revenues generated for the three and nine months ended September 30, 2020 and 2019 were not significant, and we expect to incur significant losses for the foreseeable future and expect these losses to increase as we continue our development of, and seek regulatory approvals for, our additional product candidates, hire additional personnel and initiate commercialization of any products that receive regulatory approval. We anticipate that our expenses will increase substantially if, or as, we:

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

Results of Operations

Three and Nine Months Ended September 30, 2020 and 2019

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(unaudited)
	(in thousands)
Revenues
Net sales	$339	$50	$1,227	$164
Other revenue	151	176	6,446	529
Total revenue	490	226	7,673	693
Cost of sales	214	73	704	149
Write‑down of inventory	148	—	1,054	932
Gross profit	128	153	5,915	(388)
Operating expenses:
Research and development	17,268	13,227	46,658	43,326
Selling, general and administrative	10,865	10,174	30,299	27,101
Total operating expenses	28,133	23,401	76,957	70,427
Loss from operations	(28,005)	(23,248)	(71,042)	(70,815)
Total other income (expense)	3,399	(39,147)	(10,013)	21,172
Income tax expense	—	—	—	—
Net loss	$(24,606)	$(62,395)	$(81,055)	$(49,643)
Deemed dividend on convertible preferred stock	543	517	1,578	1,540
Net loss attributable to common stockholders	$(25,149)	$(62,912)	$(82,633)	$(51,183)

Revenues

The increase in total revenue for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 was primarily attributable to a $6.0 million milestone payment earned pursuant to a joint venture and license agreement entered into with Meiji Seika Pharma Co., Ltd (“Meiji”) to develop belumosudil (KD025) in Japan. The increase in net sales for the three and nine months ended September 30, 2020 as compared to the three and nine months ended September 30, 2019 was due to an increase in CLOVIQUE sales.

Cost of sales and write-down of inventory

The increase in cost of sales for the three and nine months ended September 30, 2020 as compared to the three and nine months ended September 30, 2019, was primarily attributable to the increase in CLOVIQUE net sales revenue. The inventory write-downs during the three and nine months ended September 30, 2020 and 2019 related to write-downs of our CLOVIQUE inventory based on our expectation that such inventory will not be sold prior to reaching its product expiration date.

Research and development expenses

The increase in research and development expenses for the three and nine months ended September 30, 2020 as compared to the three and nine months ended September 30, 2019 was primarily related to an increase in development costs for belumosudil.

Selling, general and administrative expenses

The increase in selling, general and administrative expenses for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 was primarily attributable to increased expenses related to the preparation for the potential launch of belumosudil.

Total other income (expense)

The following table provides components of other income (expense):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(unaudited)		(unaudited)
	(in thousands)		(in thousands)
Interest income	$208	$418	$802	$1,622
Interest expense	(8)	(836)	(13)	(2,516)
Amortization of debt discount	—	(95)	—	(283)
Change in fair value of warrant liabilities	602	(126)	469	(70)
Realized gain on equity securities	4,274	—	19,784	—
Unrealized (loss) gain on equity securities	(3,254)	(38,634)	(32,759)	22,304
Gain on extinguishment of obligation	1,626	—	1,754	—
Other (expense) income	(49)	126	(50)	115
Total other income (expense)	$3,399	$(39,147)	$(10,013)	$21,172

The change in other income (expense) for the three and nine months ended September 30, 2020 as compared to other income for the three and nine months ended September 30, 2019 was primarily attributable to the fluctuations in our ownership of MeiraGTx ordinary shares.

Deemed dividend

We have 28,708 shares of 5% convertible preferred stock outstanding, which accrue dividends at a rate of 5% and convert into shares of our common stock at a 20% discount to the initial public offering price per share of common stock in our IPO of $12.00 per share, or $9.60 per share. In May 2019, the holders of 1,292 shares of 5% convertible preferred stock exercised their right to convert their convertible preferred shares into 154,645 shares of our common stock. The stated liquidation preference amount on the 5% convertible preferred stock totaled $34.8 million at September 30, 2020.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception through September 30, 2020, we have raised net proceeds from the issuance of equity and debt. We maintained cash, cash equivalents and marketable debt securities of $150.5 million at September 30, 2020. The following table sets forth the primary sources and uses of cash, cash equivalents and restricted cash for each period set forth below:

	Nine Months Ended
	September 30,
	2020	2019
	(unaudited)
	(in thousands)

Net cash provided by (used in):
Operating activities	$(61,129)	$(63,947)
Investing activities	(25,168)	(430)
Financing activities	52,650	35,769
Net decrease in cash, cash equivalents and restricted cash	$(33,647)	$(28,608)

Operating Activities

The net cash used in operating activities was $61.1 million for the nine months ended September 30, 2020, and consisted primarily of a net loss of $(81.1) million adjusted for $22.8 million in net non-cash items, including unrealized loss on equity securities of $13.0 million, change in fair value of warrant liabilities of $(0.5) million, gain on extinguishment of obligation of $(1.8) million and share-based compensation expense of $7.1 million, offset by the depreciation and amortization of fixed assets and noncash operating lease cost of $3.9 million and write-down of inventory of $1.1 million, as well as a net decrease in operating assets and liabilities of $3.0 million. Once adjusted for the non-cash items above, the cash used in operating activities for the nine months ended September 30, 2020 was primarily driven by selling, general and administrative expenses of $21.5 million and research and development expense of $44.5 million related to the advancement of our clinical product candidates.

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

Investing Activities

Net cash used in investing activities was $25.2 million for the nine months ended September 30, 2020, consisting primarily of purchases of investment debt securities of $44.6 million, offset by proceeds from the sale of a portion of our investment in MeiraGTx of $19.8 million. Net cash used in investing activities was $0.4 million for the nine months ended September 30, 2019 consisting of costs related to leasehold improvements at our clinical office in Cambridge, MA and the purchase of laboratory equipment.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2020 was $52.7 million, consisting primarily of net proceeds from the issuance of common stock in our ATM Offering of $48.5 million. Net cash provided by financing activities for the nine months ended September 30, 2019 was $35.8 million, consisting primarily of net proceeds from the issuance of common stock through the ATM Offering of $35.7 million.

Future Funding Requirements

We expect our expenses to increase compared to prior periods in connection with our ongoing activities, particularly as we continue research and development, continue and initiate clinical trials, seek regulatory approvals for our product candidates and advance our planned commercial launch efforts for belumosudil, if approved. In anticipation of regulatory approval for any of our product candidates, we expect to incur significant pre-commercialization expenses related to product sales, marketing, distribution and manufacturing.

The expected use of our cash and cash equivalents at September 30, 2020 represents our intentions based upon our current plans and business conditions, which could change in the future as our plans and business conditions evolve. The amount and timing of our actual expenditures may vary significantly depending on numerous factors, including the progress of our development, the status of, and results from, clinical trials, the potential need to conduct additional clinical trials to obtain approval of our product candidates for all intended indications, as well as any additional collaborations that we may enter into with third parties for our product candidates and any unforeseen cash needs. Our funding requirements may be affected by the COVID-19 pandemic to the extent timelines for clinical trials and product approvals may be extended and access to capital may be reduced. As a result, our management will retain broad discretion over the allocation of our existing cash, cash equivalents, and marketable debt securities. In addition, we anticipate the need to raise additional funds from the issuance of additional debt or equity securities and monetization of assets, and our management will retain broad discretion over the allocation of those funds.

Contractual Obligations and Commitments

There have been no material changes in our contractual obligations and commitments during the nine months ended September 30, 2020 from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2019 and those disclosed in Note 12 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

As of September 30, 2020, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of September 30, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, as amended) occurred during the fiscal quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On April 14, 2020 we received proceeds of $3.1 million from a loan under the Paycheck Protection Program (“PPP Loan”) of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which we intend to use to retain current employees, maintain payroll and make lease and utility payments. The PPP Loan matures on April 15, 2022 and bears interest at a rate of 1% per annum. On August 20, 2020, the loan was amended so that, commencing August 15, 2021, the Company is required to pay the lender equal monthly payments of principal and interest as required to fully amortize by April 15, 2022 the principal amount outstanding on the PPP Loan as of October 15, 2020. Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs, covered rent payments, covered mortgage interest and covered utilities during the eight-week period beginning on the date of loan approval. We will be required to repay any portion of the outstanding principal that is not forgiven, along with accrued interest. While we have begun preparations to apply for forgiveness, we cannot provide any assurance that we will be eligible for loan forgiveness, or that any amount of the PPP Loan will ultimately be forgiven by the U.S. Small Business Administration (“SBA”). Furthermore, on April 28, 2020, the Secretary of the U.S. Department of the Treasury stated that the SBA will perform a full review of any PPP loan over $2.0 million before forgiving the loan. In order to apply for the PPP Loan, we were required to certify, among other things, that the current economic uncertainty made the PPP Loan request necessary to support our ongoing operations. We made this certification in good faith after analyzing, among other things, the maintenance of our entire workforce, notwithstanding certain obvious “work-from-home” limitations associated with the nature of our business and managing risks to our development programs. In considering our position, the Company, an emerging growth clinical-stage biopharmaceutical research and development company with approximately 120 employees (including 27 research staff ordinarily located within the Company’s laboratories), currently conducting 6 clinical trials to develop at least 3 medicines for currently unmet and under-served medical needs, took into account our classification as a smaller reporting Company under SEC rules, our ability to currently access alternative forms of capital in the current market environment, and that management expressed substantial doubt as described in Note 1 of the financial statements in the Company’s Annual Report on Form 10-K filed with the SEC on March 5, 2020 about our ability to continue as a going concern based upon our recurring and continuing losses from operations and our need for additional funding to continue operations. The report of our independent registered public accounting firm BDO USA, LLP also included an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. Following this analysis, we believe that we satisfied all eligibility criteria for the PPP Loan, and that our receipt of the PPP Loan is consistent with the broad objectives of the PPP of the CARES Act, and following receipt of the loan, we have made no COVID-19 layoffs. The certification described above did not contain any objective criteria and is subject to interpretation. We will continue to assess our continued qualification if and when updated guidance is released by the Treasury Department. If, despite our good-faith belief that given our circumstances we satisfied all eligible requirements for the PPP Loan, we are later determined to have violated any applicable laws or regulations or it is otherwise determined that we were ineligible to receive the PPP Loan, we may be required to repay the PPP Loan in its entirety and/or be subject to additional penalties, which could also result in adverse publicity and damage to reputation. In addition, our receipt of the PPP Loan may result in adverse publicity and damage to our reputation, and a review or audit by the SBA or other government entity or claims under the False Claims Act could consume significant financial and management resources. If these events were to transpire, they could have a material adverse effect on our business, results of operations and financial condition.

Review of our NDA for belumosudil under the FDA's RTOR pilot program may not lead to a faster regulatory review or approval, and do not increase the likelihood that belumosudil will obtain marketing approval.

The FDA or other regulatory bodies periodically introduce pilot programs with the goal of a more efficient review of applications, including the FDA OCE's RTOR pilot program, which is currently being tested by the FDA. The RTOR pilot program allows the FDA to review data before the applicant formally submits its completed application, aiming to explore a more efficient review process.

In September 2020, we submitted a NDA to the FDA for belumosudil for the treatment of patients with chronic graft-versus-host disease (cGVHD) after failure of two or more lines of systemic therapy. The NDA remains subject to acceptance by the FDA. Acceptance by the FDA marks the commencement of the FDA’s formal review process, and the initiation of the regulatory deadlines under the Prescription Drug User Fee Act. The NDA is being reviewed under the RTOR pilot program.

Although the RTOR pilot program and other designations we may receive or programs we may participate in, are intended to expedite the review and approval of product candidates, they do not ensure that marketing approval will be granted in a particular timeframe, or at all. The FDA and other regulatory authorities have broad discretion whether or not to grant designations for expedited review or include product candidates within various programs, and, even if we or our partners believe a particular product candidate is eligible for these designations or programs, we cannot assure you that such authority would agree. Even if we or our partners receive such designations or our product candidates are eligible for inclusion in expedited review programs in the future, we may not experience a faster development, review, or approval process compared to conventional procedures. Furthermore, these designations and programs do not change the scientific and medical standard for approval or the quality of evidence necessary to support approval. As a result, applications for product candidates granted priority review or other expedited review designations or subject to these various programs may be denied based on study data, study design, or other factors.

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

32.1**	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith.
**

Furnished herewith. In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 5, 2020	By:	/s/ Harlan W. Waksal Harlan W. Waksal President and Chief Executive Officer (Principal Executive Officer)

Date: November 5, 2020	By:	/s/ Steven Meehan Steven Meehan Executive Vice President, Chief Financial Officer (Principal Financial Officer)
Date: November 5, 2020	By:	/s/ Kyle Carver
Kyle Carver Principal Accounting Officer, Controller
(Principal Accounting Officer)