Form 10-K
period 2020-12-31
Kadmon Holdings, Inc.
filed 2021-03-04
CIK 1557142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________________

FORM 10-K

_______________________________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from __________ to __________.

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES ☐ NO ☒

As of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of its voting and non-voting common equity held by non-affiliates was approximately $495,163,071 based upon the closing price of the registrant’s common stock on June 30, 2020.

The number of shares of the registrant’s common stock outstanding as of March 1, 2021 was 171,816,945.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Kadmon Holdings, Inc.’s definitive proxy statement for the 2021 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

Kadmon Holdings, Inc.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. All statements other than statements of historical facts contained in this Annual Report on Form 10-K may be forward-looking statements. Statements regarding our future results of operations and financial position, business strategy and plans and objectives of management for future operations, including, among others, statements regarding future expenditures, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions.

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

•the timing or likelihood of regulatory filings and approvals;

•the benefits of U.S. Food and Drug Administration designations such as Breakthrough Therapy, and review of our New Drug Application under the FDA's Oncology Center of Excellence (OCE) pilot program, Real-Time Oncology Review (RTOR), and the FDA's Project Orbis initiative (Project Orbis);

•the commercialization, pricing and reimbursement of our product candidates, if approved, and our ability to expand our sales and marketing capabilities;

•the implementation of our business model, strategic plans for our business, product candidates and technology;

•the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology and our ability to operate our business without infringing, misappropriating or otherwise violating the intellectual property rights and proprietary technology of third parties;

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

•our expected use of cash, cash equivalents and marketable debt securities and other sources of liquidity;

•our expected uses for the proceeds from the offering of our convertible senior notes;

•the future trading price of the shares of our common stock and the impact of analysts’ reports on these prices;

•our ability to apply unused federal and state net operating loss carryforwards against future taxable income; and

•other risks and uncertainties, including those listed under the caption “Risk Factors.”

The forward-looking statements in this Annual Report on Form 10-K are only predictions, and we may not actually achieve the plans, intentions or expectations included in our forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements.

PART I

Item 1. Business

Overview

We are a clinical-stage biopharmaceutical company that discovers, develops and delivers transformative therapies for unmet medical needs. Our team has a proven track record of successful drug development and commercialization. Our clinical pipeline includes treatments for immune and fibrotic diseases as well as immuno-oncology therapies. We expect to continue to progress our clinical candidates and have further clinical trial events throughout 2021. Below is a brief description of our clinical product candidates:

•Immune and Fibrotic Diseases. We are developing oral small molecule inhibitors of Rho-associated coiled-coil kinase (“ROCK”) to treat immune and fibrotic diseases. Research by Kadmon and several academic institutions has demonstrated that inhibition of ROCK can regulate aberrant immune responses and fibrotic processes.

oBelumosudil. Belumosudil (KD025), our most advanced product candidate, is an orally administered, selective small molecule inhibitor of Rho-associated coiled-coil kinase 2 (“ROCK2”). A pivotal study of belumosudil is ongoing in patients with chronic graft-versus-host disease (“cGVHD”), a complication following hematopoietic cell transplantation (“HCT”) that can result in multi-organ inflammation and fibrosis.

In November 2020, the U.S. Food and Drug Administration (“FDA”) accepted the New Drug Application (“NDA”) for belumosudil for the treatment of patients with cGVHD. The FDA granted Priority Review for the NDA for belumosudil and assigned a Prescription Drug User Fee Act (“PDUFA”) target action date of May 30, 2021. The NDA is being reviewed under the FDA's Real-Time Oncology Review (“RTOR”) and Project Orbis pilot programs.

According to the FDA, the RTOR pilot program aims to explore a more efficient review process to ensure that safe and effective treatments are available to patients as early as possible, while maintaining and improving review quality. In addition, the FDA has granted Breakthrough Therapy Designation (BTD) for belumosudil for the treatment of patients with cGVHD after failure of two or more lines of systemic therapy as well as Orphan Drug Designation to belumosudil for the treatment of cGVHD. BTD is designed to expedite the development and review of drugs that are intended to treat a serious condition and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over available therapy on a clinically significant endpoint(s).

According to the FDA, Project Orbis provides a framework for concurrent submission and review of oncology products among international partners. In October 2020 we filed a New Drug Submission (NDS) with Health Canada; a Marketing Authorization Application (MAA) with Swissmedic; and an MAA with the Therapeutic Goods Administration (TGA) in Australia, for belumosudil in certain patients with cGVHD, under Project Orbis. In addition, in November 2020, we filed an MAA with the UK Medicines and Healthcare products Regulatory Agency (MHRA) for belumosudil in cGVHD under Project Orbis. Both the NDS and the Australian MAA have received priority review from the respective applicable agency. Participation in the RTOR and Project Orbis pilot programs does not guarantee or influence approvability of our NDA, NDS, SwissMedic MAA, Australian MAA or UK MAA for belumosudil in certain patients with cGVHD, which are subject to the standard benefit-risk evaluation by the FDA, and the applicable review standards of Health Canada, Swissmedic, MHRA and TGA, respectively, and we may not derive any benefit from inclusion in these programs, including, but not limited to, a more efficient review process. These programs are not formal regulatory pathways and may be changed, suspended or halted at any time.

In addition to cGVHD, we are developing belumosudil in for the treatment of systemic sclerosis (“SSc”), an autoimmune disease characterized by chronic inflammation, fibrosis and vascular damage. The FDA has granted Orphan Drug Designation to belumosudil for the treatment of SSc. A double-blind, placebo-controlled, 60-patient Phase 2 clinical trial (KD025-209) of belumosudil in diffuse cutaneous SSc, a subtype of SSc, is ongoing. In addition, we plan to initiate KD025-215, an open-label Phase 2 clinical trial of belumosudil in up to 15 patients with diffuse cutaneous SSc, in 2021. KD025-215 is designed to quickly demonstrate the potential of belumosudil in SSc while the placebo-controlled trial is ongoing.

•Immuno-oncology. We have a biologics research platform focused on the development of immuno-oncology therapeutics, specifically, IL-15-containing fusion proteins for the treatment of cancer.

oKD033. KD033 is an anti-PD-L1/IL-15 fusion protein and is the most advanced product candidate from our IL-15 platform. KD033 significantly inhibited tumor growth in many mouse syngeneic models, including PD-L1-expressing models that are resistant to approved immunotherapies. In these models, KD033 has demonstrated long-lasting responses through the induction of immune system memory. A Phase 1 clinical trial of KD033 in adults with metastatic or locally advanced solid tumors is ongoing.

Our Strategy

Our goal is to develop innovative therapies for significant unmet medical needs. Our key strategies to achieve this goal are listed below:

•Advance belumosudil for the treatment of immune diseases. Our NDA has been accepted by the FDA for belumosudil for the treatment of cGVHD. As further discussed below, we recently announced positive results from the 12-month follow-up analysis of the trial. We are also conducting a placebo-controlled Phase 2 clinical trial of belumosudil in systemic sclerosis and plan to initiate an open-label Phase 2 clinical trial of belumosudil in systemic sclerosis in 2021.

•Develop KD033 for the treatment of cancer. We are conducting a Phase 1 clinical trial of KD033 in adults with metastatic or locally advanced solid tumors.

•Leverage our research platforms to develop new product candidates. In addition to belumosudil and KD033, we intend to use our small molecule and biologics research capabilities to develop new therapies in the areas of immune and fibrotic diseases and immuno-oncology.

Kadmon Pharmaceuticals is our wholly owned, fully integrated commercial operation. We do not currently depend on commercial revenues from Kadmon Pharmaceuticals to support our non-commercial operations. Our commercial infrastructure, including the regulatory, compliance, quality and chemistry, manufacturing and controls (“CMC”) teams, currently supports the development of our clinical-stage product candidates. We plan to leverage our commercial infrastructure to commercialize our product candidates, if approved.

Our Clinical-Stage Pipeline

The following chart includes our clinical-stage product candidates. In addition, we continue to leverage our small molecule and biologics research capabilities to develop new therapies in the areas of immune and fibrotic diseases as well as immuno-oncology.

Belumosudil (KD025) (Selective ROCK2 Inhibitor) KD033 (Anti-PD-L1/IL-15 fusion protein) Chronic Graft-Versus-Host Disease (cGVHD) Systemic Sclerosis Immuno-oncology Primary endpoint met in pivotal clinical trial NDA accepted: PDUFA date: May 30, 2021 NDA being reviewed under FDA’s Real-Time Oncology Review (RTOR) and Project Orbis pilot programs Placebo-controlled Phase 2 clinical trial ongoing Small open-label Phase 2 clinical trial planned 2021 Phase 1 clinical trial ongoing

ROCK Inhibition for Immune and Fibrotic Diseases

ROCK is an “on” switch in cells that regulates cell movement, shape, differentiation and function. Two isoforms exist: ROCK1 and ROCK2, and dysregulation of ROCK is implicated in many chronic diseases. Kadmon’s research has demonstrated that inhibition of ROCK can regulate aberrant immune responses and fibrotic processes. Kadmon is developing a ROCK2-selective inhibitor, belumosudil, for the treatment of immune diseases.

Kadmon’s research has helped define the role of ROCK in the pathogenesis of many diseases, including immune and fibrotic diseases. Specifically, our research has demonstrated that belumosudil helps to resolve immune dysregulation by down-regulating pro-inflammatory Th17 cells and increasing regulatory T (“Treg”) cells.

ROCK is downstream of major pro-fibrotic mediators and regulates multiple fibrotic processes, including stress fiber formation, myofibroblast activation and pro-fibrotic gene transcription. Belumosudil has down-regulated key fibrotic processes in preclinical models, including with profibrotic gene transcription, stress fiber formation, myofibroblast activation and collagen deposition. In addition to belumosudil, Kadmon is developing KD045, a pan-ROCK inhibitor, for the treatment of fibrotic diseases. KD045 inhibited key fibrotic processes in multiple in vivo pharmacology models. IND-enabling activities are ongoing for KD045.

Belumosudil Clinical Program

To date, more than 550 subjects have been dosed with belumosudil for immune or fibrotic diseases or as healthy volunteers. Belumosudil has been well tolerated and demonstrated clinical activity.

Belumosudil for the Treatment of Chronic Graft-Versus-Host Disease

Medical Need: Chronic Graft-Versus-Host Disease

cGVHD is a common complication that can occur following HCT. In cGVHD, transplanted immune cells (graft) attack the patient’s cells (host), leading to inflammation and fibrosis in multiple tissues, including skin, mouth, eye, joints, liver, lung, esophagus and gastrointestinal tract. Approximately 14,000 patients in the United States are living with cGVHD.

Belumosudil in Chronic Graft-Versus-Host Disease

Belumosudil has demonstrated clinical activity and tolerability in an ongoing pivotal trial in patients with cGVHD who have received two or more prior lines of systemic therapy (ROCKstar; KD025-213) as well as in an ongoing Phase 2 clinical trial in patients with steroid-dependent or steroid-refractory cGVHD with one to three prior lines of treatment for the disease (KD025-208).

Ongoing Pivotal Trial of Belumosudil in Chronic Graft-Versus-Host Disease (ROCKstar)

ROCKstar (KD025-213) is an ongoing, open-label pivotal trial evaluating belumosudil in adults and adolescents with cGVHD who have received at least two prior lines of systemic therapy. Patients were randomized to receive belumosudil 200 mg QD or 200 mg BID (63 patients per arm). Either belumosudil dose may be considered by the FDA for registration. The primary endpoint is the ORR, defined as the percentage of patients who meet the 2014 National Institutes of Health (“NIH”) Consensus Conference overall response criteria of Complete Response (CR) or Partial Response (PR).

In December 2020, we announced positive results from the planned 12-month follow-up analysis of ROCKstar (KD025-213). The trial met the primary endpoint of Overall Response Rate (“ORR”) at the interim analysis, which was conducted, as scheduled, two months after completion of enrollment. At the 12-month follow-up analysis, belumosudil achieved statistically significant and clinically meaningful ORRs of 73% with 200 mg once daily (95% Confidence Interval (“CI”): 60%, 83%; p<0.0001) and 77% with belumosudil 200 mg twice daily (95% CI: 65%, 87%; p<0.0001). ORRs were consistent across key patient subgroups and complete responses were observed in all affected organ systems, including in organs with fibrotic disease. Responses were durable, with a median duration of response of 50 weeks; 60% of responders have maintained their responses for 20 weeks or longer. Clinically meaningful improvement from baseline in the Lee Symptom Scale (LSS) score, a quality-of-life measurement, was observed in 60% of patients. In addition, 64% of patients were able to reduce their corticosteroid dose, with 21% of patients completely discontinuing corticosteroid therapy. Belumosudil has been well tolerated and adverse events have been consistent with those expected in the cGVHD patient population.

In November 2020, the FDA accepted the NDA for belumosudil for the treatment of patients with cGVHD. The FDA granted Priority Review for the NDA for belumosudil and assigned a PDUFA target action date of May 30, 2021. The NDA is being reviewed under the FDA's RTOR and Project Orbis pilot programs. The FDA has granted Breakthrough Therapy Designation to belumosudil for the treatment of patients with cGVHD after failure of two or more lines of systemic therapy as well as Orphan Drug Designation to belumosudil for the treatment of cGVHD.

Ongoing Phase 2a Clinical Trial of Belumosudil in cGVHD (KD025-208)

KD025-208 is an ongoing Phase 2 clinical trial in patients with steroid-dependent or steroid-refractory cGVHD with one to three prior lines of treatment for the disease. Three cohorts of patients, (belumosudil 200 mg QD (n=17), belumosudil 200 mg BID (n=16) and belumosudil 400 mg QD (n=21)), were enrolled sequentially following a safety assessment of the previous cohort. Belumosudil achieved an ORR of approximately 65% across all three cohorts. Responses were observed across all affected organ systems, including in organs with fibrotic disease. Responses were durable, with a median duration of response of 35 weeks. Patients reported improvements in quality of life and were also able to reduce and/or completely discontinue doses of corticosteroids and other immunosuppressants. Pharmacodynamics data showed a decrease in Th17 cells and an increase in Treg cells during belumosudil treatment, consistent with belumosudil mechanism of action. Belumosudil was well tolerated, with no treatment-related serious adverse events and no apparent increased risk of infection. Forty-three percent (43%) of patients in the trial have remained on belumosudil for more than one year and 28% of patients have remained on belumosudil for more than one-and-a-half years as of February 19, 2020.

Belumosudil for the Treatment of Systemic Sclerosis

Medical Need: Systemic Sclerosis

Systemic sclerosis (“SSc”) is a chronic autoimmune disease that causes widespread microvascular damage and excessive deposition of collagen in the skin and internal organs. Limited cutaneous systemic sclerosis is primarily cutaneous, affecting the hands, arms, and face. Diffuse cutaneous systemic sclerosis (dcSSc) is a more serious manifestation of the disease and is often rapidly progressive, not only involving the skin, but also involving internal organs. SSc affects 75,000 to 100,000 people in the United States, approximately 35% of whom have dcSSc. Currently, there are no FDA approved drugs for the treatment of dcSSc.

Ongoing Placebo-Controlled Phase 2 Clinical Trial of Belumosudil in dcSSc (KD025-209)

We are conducting a double-blind, placebo-controlled Phase 2 clinical trial of belumosudil in dcSSc, a disease in which belumosudil has demonstrated potential in preclinical models. Sixty patients are being randomized to receive belumosudil 200 mg QD, belumosudil 200 mg BID or placebo (20 patients per arm). The primary endpoint is the change in Combined Response Index for Systemic Sclerosis (“CRISS”) score, a measure of improvement in systemic sclerosis, at 24 weeks. The FDA has granted Orphan Drug Designation to belumosudil for the treatment of SSc.

Planned Open-Label Phase 2 Clinical Trial of Belumosudil in dcSSc (KD025-215)

In 2021, we expect to enroll the first patient in an open-label Phase 2 clinical trial of belumosudil in dcSSc. Up to fifteen patients are being randomized to receive belumosudil 200 mg BID. The primary endpoint is the change in CRISS score, a measure of improvement in systemic sclerosis, at 24 weeks.

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

Our most advanced candidate from the biologics platform, KD033, is a novel anti-PD-L1/IL-15 fusion protein designed to stimulate an immune response directed to the tumor microenvironment. IL-15 is a cytokine that expands key tumor-fighting immune cell types, including natural killer (NK), NKT cells and memory T cells without expanding immunosuppressive Treg cells. We believe targeting this activity will allow for robust and durable anti-tumor responses. KD033 is designed to direct IL-15 activity to the tumor microenvironment of PD-L1-expressing tumors to achieve a greater therapeutic window.

Preclinical data demonstrated that a single dose of KD033 inhibited tumor growth across multiple in vivo syngeneic tumor models. KD033 induced a strong immune response with a single treatment, resulting in mice that remained tumor-free following several tumor re-challenges. Furthermore, KD033 in combination with anti-PD-1 therapy demonstrated synergistic activity, providing clinical rationale for administering KD033 in combination with other immune checkpoint inhibitors. KD033 has demonstrated significant tumor inhibition in murine models that are resistant to approved immunotherapies (PD-L1, PD-1 or CTLA-4 antibodies), suggesting that KD033 may deliver promising clinical outcomes in cancer patients resistant or refractory to immuno-oncology monotherapy. A Phase 1 clinical trial of KD033 in adults with metastatic or locally advanced solid tumors is ongoing.

Other Clinical Programs

Tesevatinib for the Treatment of Autosomal Dominant Polycystic Kidney Disease (KD019-211)

Tesevatinib is an oral tyrosine kinase inhibitor in development for the treatment of autosomal dominant polycystic kidney disease (“ADPKD”), a genetic kidney disorder. To date, more than 300 individuals have received tesevatinib for the treatment of PKD or cancer, or as healthy volunteers.

Our randomized, placebo-controlled Phase 2 clinical trial of tesevatinib in ADPKD (KD019-211) is ongoing and has completed enrollment. The primary endpoint is change from baseline of the height-adjusted total kidney volume in patients with ADPKD treated with tesevatinib 50 mg QD compared to placebo at 24 months.

Our Drug Discovery Platforms

We have two drug discovery platforms that support our pipeline of clinical-stage product candidates: small molecules and biologics. We are developing novel therapies in the areas of immune and fibrotic diseases as well as immuno-oncology.

Research and Development

Research and development expenses consist primarily of costs incurred for the development of our product candidates. For the years ended December 31, 2020 and 2019, we recognized $65.4 million and $56.5 million, respectively, in research and development expenses. For further detail about our research and development activities, refer to the research and development sections in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.

Sales and Marketing

Kadmon Pharmaceuticals is our wholly owned, fully integrated commercial operation. Although our commercial business generates revenue, we do not currently place significant value on our commercial operations from a revenue-generation standpoint. Until belumosudil is approved for marketing, if at all, revenues from such operations will not support our research and development efforts. We leverage our commercial infrastructure to support the development of our clinical-stage product candidates by providing quality assurance, compliance, regulatory and pharmacovigilance among other capabilities. We believe our commercial infrastructure will be most advantageous to us in the future, in connection with the anticipated commercialization of belumosudil and our pipeline product candidates, if approved. We are further developing our marketing, distribution, market access, patient support services and reimbursement capabilities in anticipation of potential FDA approval for belumosudil. Our intent is to commercialize belumosudil ourselves in the United States with a targeted customer-facing organization to call on treating specialists and payors. To that end, we have established a fully integrated healthcare-provider facing field force who will be responsible for generating awareness of belumosudil, if approved, as well as a team of account directors responsible for generating market access and establishing formulary positions post-approval.

Our commercial organization encompasses managed care and specialty pharmacy account directors, experienced regulatory, quality, compliance and CMC teams, strategic marketing experts and immune hematology managers, with long-standing relationships with key centers of excellence and leading physicians. The specialty pharmacies and specialty distributors through which we distribute our products are fully independent of Kadmon. We do not have any ownership interest in or affiliations with any specialty pharmacy or specialty distributor, nor do we consolidate the financial results of any specialty pharmacies or specialty distributors with our own.

Strategic Collaborations and License Agreements

Nano Terra, Inc.

In April 2011, in connection with the acquisition of Surface Logix, Inc. (“SLx”) by Nano Terra, Inc. (“Nano Terra”), our subsidiary Kadmon Corporation entered into a joint venture with SLx through the formation of NT Life Sciences, LLC (“NT Life”), whereby Kadmon Corporation contributed $0.9 million at the date of formation in exchange for a 50.0% interest in NT Life. Contemporaneously with our entry into the joint venture, we entered into an exclusive sub-license agreement with NT Life and SLx, under which NT Life granted us rights to certain patents and know-how it licensed from SLx relating to belumosudil (KD025) (formerly SLx-2119). Under this agreement, NT Life granted to us an exclusive, worldwide, royalty-bearing, sublicensable license (under the patents and know how it licensed from SLx) to make, have made, use, sell, offer for sale, import and export certain products, including belumosudil. NT Life also granted to us a worldwide, non-exclusive, non-transferable, sublicensable license under certain SLx platform technology to make, have made, use, sell, offer for sale, import and export the products. The initial purpose of the joint venture with SLx was to develop assets licensed to us from SLx and to define the royalty obligations with respect to certain products not exclusively licensed to us. The joint venture is, however, currently inactive. We expect that the joint venture will become active in the future upon the commercialization of belumosudil, if approved.

We are the sublicensee of granted patents in the United States for belumosudil, as well as applications in Australia, Canada, Europe, Japan and the United States, which claim belumosudil as a composition-of-matter, and use of belumosudil to treat certain diseases. The last-to-expire U.S. patent in this family has a term that ends in October 2029 based on a calculated PTA and without regard to any potential PTE, which could further extend the term by an additional five years.

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

Unless earlier terminated, our agreement with NT Life will, with respect to a licensed product, end on a country-by-country and licensed product-by-licensed product basis upon the latest of (a) the expiration or invalidation of the last valid claim of a licensed patent right covering such licensed product in such country and (b) the expiration or termination of payment obligations with respect to such licensed product in such country under the Nano Terra Merger Agreement. The agreement will, with respect to the licensed SLx platform technology, end on a country-by-country basis upon the expiration or invalidation of the last valid claim of a licensed patent right covering such SLx platform technology. We may terminate the agreement at any time upon six months’ written notice to NT Life and if we provide such notice, NT Life may accelerate such termination upon thirty days’ prior written notice. Either party may terminate the agreement for any material breach by the other party that is not cured within a specified time period. NT Life may terminate the agreement if we challenge the licensed patents. Either party may terminate the agreement upon the bankruptcy or insolvency of the other party. The agreement shall terminate in the event we are dissolved.

In addition, the agreement shall terminate on a licensed product-by-licensed product basis in the event such licensed product reverts to the Stockholder Representative because of a failure to satisfy the diligence requirements as set forth in the Nano Terra Merger Agreement. More specifically, pursuant to our sub-license agreement with NT Life and SLx, we agreed to assume certain of Nano Terra’s diligence obligations under the Nano Terra Merger Agreement such that we are obligated to use commercially reasonable efforts to develop the licensed products, including belumosudil. With respect to belumosudil, our diligence obligations do not expire until the completion of a certain specified Phase 2 clinical trial of belumosudil in oncology. If, prior to the expiration of our diligence obligations, we fail to comply with such diligence obligations for any licensed product, including belumosudil, the Stockholder Representative may require Nano Terra to assign all assets of SLx, including intellectual property, relating to such licensed product to an entity designated by such Stockholder Representative, subject to Nano Terra’s and our rights to contest such assignment. If such an assignment takes place, our sublicense rights to such intellectual property for such licensed product will terminate.

If the agreement is terminated, among other things, we will be required to cease all development and commercialization of the licensed products, including belumosudil, all licenses granted to us will terminate and we are obligated to grant NT Life a perpetual, irrevocable, worldwide, exclusive license under certain intellectual property owned or controlled by us that relate to the licensed products to develop and commercialize such licensed products.

Dyax Corp. (acquired by Shire Plc in January 2016 and acquired by Takeda Pharmaceutical Co. Ltd in 2018)

In July 2011, we entered into a license agreement with Dyax Corp. (“Dyax”) for the rights to use the Dyax Antibody Libraries, Dyax Materials and Dyax Know-How (collectively “Dyax Property”). The agreement terminated on September 22, 2015, but we had a right to a commercial license of any research target within two years of expiration of the agreement. We exercised this right to a commercial license of two targets in September 2017, one of which is KD033, resulting in a license fee payable to Shire Plc of $1.5 million, which was recorded as research and development expense in the third quarter of 2017. Under the terms of the agreement, we also recorded $1.5 million and as research and development expense during each of the fourth quarter of 2019 and second quarter of 2020, related to development milestones we met during those quarters.

BioNova Pharmaceuticals Ltd.

In November 2019, the Company entered into a strategic partnership with BioNova Pharmaceuticals Ltd. (“BioNova”) to form a joint venture to exclusively develop and commercialize belumosudil (KD025), the Company’s lead product candidate, for the treatment of graft-versus-host-disease (“GVHD”) in the People’s Republic of China. The joint venture was entered into through the creation of BK Pharmaceuticals Limited (“BK Pharma”), whereby the Company entered into a royalty-bearing exclusive license agreement with BK Pharma and BioNova in exchange for a 20% interest in BK Pharma. BK Pharma is domiciled in Hong Kong with shared oversight between the Company and BioNova.

Under the terms of the license agreement, the Company received an upfront payment of $4.0 million in December 2019 and is eligible to receive an additional $41.0 million in development, regulatory and commercial milestone payments upon the occurrence of specified events over the term of the agreement. In addition, the Company is eligible to receive double-digit percentage royalty payments on sales of belumosudil for GVHD in China.

The Company recognized $4.0 million in license revenue for the year ended December 31, 2019. No other milestone or royalty revenues have been earned as of December 31, 2020.

Meiji Seika Pharma Co., Ltd

In December 2019, the Company entered into a collaboration agreement with Meiji Seika Pharma Co., Ltd (“Meiji”), a Tokyo-based wholly owned subsidiary of Meiji Holdings Co., Ltd., to form a joint venture to exclusively develop and commercialize belumosudil in Japan and certain other Asian countries. The joint venture was entered into through the creation of Romeck Pharma, LLC (“Romeck”), whereby the Company entered into a royalty-bearing exclusive license agreement with Romeck and Meiji in exchange for a 50% interest in Romeck. Romeck is domiciled in Japan with shared oversight between the Company and Meiji.

Under the terms of the license agreement, the Company received an upfront payment of $6.0 million in January 2020 and is eligible to receive an additional $23.0 million in development, regulatory and commercial milestone payments upon the occurrence of specified events over the term of the agreement. In addition, the Company is eligible to receive double-digit percentage royalty payments on sales of belumosudil for GVHD in Japan.

The Company recognized $6.0 million in license revenue in the first quarter of 2020 upon completion of the single combined performance obligation. No other milestone or royalty revenues have been earned as of December 31, 2020

Our Intellectual Property

The proprietary nature of, and protection for, our product candidates, their methods of use, and our technologies are an important part of our strategy to discover and develop small molecules and biologics that address areas of significant unmet medical needs in inflammatory and fibrotic diseases, and in the area of immuno-oncology. We are the owner or exclusive licensee of patents and applications relating to certain of our product candidates, and are pursuing additional patent protection for them and for our other product candidates and technologies. We also rely on trade secrets to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection. Additionally, we maintain copyrights and trademarks, both registered and unregistered.

Our success will depend significantly on our ability to obtain and maintain patent and other proprietary protection for commercially important products, product candidates, technologies, inventions and know-how related to our business and our ability to defend and enforce our patents, preserve the confidentiality of our trade secrets and operate without infringing the valid and enforceable patents and proprietary rights of third parties. We also rely on know-how, continuing technological innovation and in-licensing opportunities to develop, strengthen and maintain the proprietary position of our development programs. We actively seek to protect our proprietary information, including our trade secrets and proprietary know-how, by requiring our employees, consultants, advisors and partners to enter into confidentiality agreements and other arrangements upon the commencement of their employment or engagement. The chart below identifies which of our clinical product candidates are covered by patents and patent applications that we own or license, the relevant expiration periods and the major jurisdictions. We own additional IP for pre-clinical and commercial stage assets which are not deemed material individually or in the aggregate as of December 31, 2020. Additional patent applications have been filed to extend the patent life on some of these products, but there can be no assurance that these will issue as filed.

Product Candidate	Description/ Indications	US Patent Numbers	Patent Expiration	Patent Type	Major Jurisdictions	Claim Type
Belumosudil (KD025)	ROCK2 Inhibitor/cGVHD	15/303,420 (pending)	2035*	Utility	US	Method of Use
Belumosudil (KD025)	ROCK2 Inhibitor/autoimmune diseases (incl. GVHD)	9,815,820 10,183,931 10,696,660 16/913,267 (pending)	2033+ 2033+ 2033+ 2033*	Utility	Granted: US, JP Pending: CA, CN, EA, EP	Method of Use
Belumosudil (KD025)	ROCK2 Inhibitor/Fibrosis	8,357,693 8,916,576 9,440,961 10,570,123 16/799,076 (pending)	2029+ 2026+ 2026+ 2026+ 2026*	Utility	Granted: US, CA, CN, EA, EP, JP	Composition of Matter/ Method of Use/ Method of Making
Tesevatinib (KD019)	Multi-kinase Inhibitor/Oncology	7,576,074 8,658,654 9,359,332 9,796,704 10,266,518	2026+ 2025+ 2023+ 2023+ 2023+	Utility	AU, CA, EP, JP, US	Composition of Matter/ Method of Use/ Formulations/ Method of Making
Tesevatinib (KD019)	Multi-kinase Inhibitor/Polycystic Kidney Disease	9,364,479 9,956,221	2031+ 2031+	Utility	Granted: US, CA, CN, EA, EP, JP, TW	Method of Use
KD033	Monoclonal Antibody (anti-PD-L1), Immunoconjugate/Oncology (anti-PD-L1/IL-15)	10,407,502 16/812,867	2035+ 2035*	Utility	Granted: US Pending: CA, CN, JP, EP	Composition of Matter/ Method of Use

_________________________

+            Indicates the expiration date of a granted patent for which a Patent Term Adjustment (PTA) has been fixed by the United States Patent and Trademark Office. The date may be lengthened by a Patent Term Extension (PTE) upon regulatory approval.

*            Indicates the calculated expiration date of a pending patent application based solely on a twenty-year term from the international filing date, without regard to the outcome of patent prosecution or obtaining a PTA and/or PTE.

Manufacturing and Supply

We currently do not own or operate manufacturing facilities for the production of our product candidates. We currently outsource to a limited number of external service providers the production of all active pharmaceutical ingredients (“API”), drug substances and drug products, and we expect to continue to do so to meet the preclinical and clinical requirements of our product candidates. We do not have long-term agreements with these third parties. We have framework agreements with most of our external service providers, under which they generally provide services to us on a short-term, project-by-project basis. We typically have long-term relationships with our manufacturing and supply chain partners for our commercial products.

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

Competition

We compete directly with companies that focus on cGVHD, systemic sclerosis and IL-15 based therapies for cancer, and companies dedicating their resources to novel forms of therapies for these indications. We also face competition from academic research institutions, governmental agencies and other various public and private research institutions. With the proliferation of new drugs and therapies in these areas, we expect to face increasingly intense competition as new technologies become available. Any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future.

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

The key competitive factors affecting the success of all of our product candidates, if approved, are likely to be their efficacy, safety, dosing convenience, price, the effectiveness of companion diagnostics in guiding the use of related therapeutics, the level of generic competition and the availability of reimbursement from government and other third-party payors.

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

There are a number of currently marketed therapies and products in late-stage clinical development to treat cGVHD and systemic sclerosis, including:

cGVHD	Systemic Sclerosis

Imbruvica (ibrutinib)	Ofev (nintedanib)
Jakafi (ruxolitinib)	Mycophenolate mofetil
Corticosteroids	Cyclosporine
Calcineurin inhibitors

Certain products in development may provide efficacy, safety, dosing convenience and other benefits that are not provided by currently marketed therapies. As a result, they may provide significant competition for any of our product candidates for which we obtain marketing approval.

Government Regulation

Government Regulation and Product Approval

Government authorities in the United States and in other countries extensively regulate, among other things, the research, development, testing, manufacture (including manufacturing changes), quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, marketing, export and import of products such as those we are developing. The processes for obtaining regulatory approvals in the United States and in foreign countries, along with subsequent compliance with applicable statutes and regulations, require the expenditure of substantial resources.

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

Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process, or after approval, may subject an applicant to administrative or judicial sanctions. These sanctions could include the FDA’s refusal to approve pending applications, withdrawal of an approval, a clinical hold, untitled or warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties. The process required by the FDA before a drug or biologic may be marketed in the United States generally involves the following:

•completion of preclinical laboratory tests, animal studies and formulation studies according to Good Laboratory Practices regulations;

•submission to the FDA of an IND, which must become effective before human clinical studies may begin;

•approval by an independent institutional review board (“IRB”), at each clinical site before each trial may be initiated;

•performance of adequate and well-controlled human clinical studies according to “good clinical practices” (“GCP”) regulations, to establish the safety and efficacy of the proposed drug or biologic for its intended use;

•preparation and submission to the FDA of a NDA or Biologics License Application (“BLA”);

•satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product, or components thereof, are produced to assess compliance with cGMP to assure that the facilities, methods, and controls are adequate to preserve the drug’s identity, strength, quality, and purity; and

•FDA review and approval of the NDA or BLA.

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

An IND sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data and any available clinical data or literature, to the FDA as part of the IND. The sponsor must also include a protocol detailing, among other things, the objectives of the initial clinical study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated if the initial clinical study lends itself to an efficacy evaluation. Some preclinical testing may continue even after the IND is submitted. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA raises concerns or questions related to a proposed clinical study and places the study on a clinical hold within that 30-day time period. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical study can begin. Clinical holds also may be imposed by the FDA at any time before or during clinical studies due to safety concerns or non-compliance, and may be imposed on all product candidates within a certain pharmaceutical class. The FDA also can impose partial clinical holds, for example, prohibiting the initiation of clinical studies of a certain duration or for a certain dose.

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

Human clinical studies are typically conducted in three sequential phases that may overlap or be combined:

•Phase 1. The product is initially introduced into a small number of healthy human subjects or patients and tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion and, if possible, to gain early evidence on effectiveness. In the case of some products for severe or life-threatening diseases, especially when the product is suspected or known to be unavoidably toxic, the initial human testing may be conducted in patients.

•Phase 2. Involves clinical studies in a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage and schedule.

•Phase 3. Clinical studies are undertaken to further evaluate dosage, clinical efficacy and safety in an expanded patient population at geographically dispersed clinical study sites. These clinical studies are intended to establish the overall risk/benefit relationship of the product and provide an adequate basis for product labeling.

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

The submission of an NDA or BLA is subject to the payment of a substantial application user fee although a waiver of such fee may be obtained under certain limited circumstances. For example, the agency will waive the application fee for the first human drug application that a small business or its affiliate submits for review. The sponsor of an approved NDA or BLA is also subject to annual product and establishment user fees. For FDA fiscal year 2020 the application fee for an application with clinical data was $2,942,965. Sponsors are also subject to a prescription drug program fee. For fiscal 2020, the prescription drug program fee was $325,424.

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

In 2012, the Food and Drug Administration Safety and Innovation Act (“FDASIA”) amended the FDCA to require that a sponsor who is planning to submit a marketing application for a drug or biological product that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration submit an initial Pediatric Study Plan (“PSP”), within sixty days of an End-of-Phase 2 meeting or as may be agreed between the sponsor and the FDA. The initial PSP must include an outline of the pediatric study or studies that the sponsor plans to conduct, including study objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of data or full or partial waivers. The FDA and the sponsor must reach agreement on the PSP. A sponsor can submit amendments to an agreed-upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from preclinical studies, early phase clinical studies, and/or other clinical development programs.

The FDA also may require submission of a Risk Evaluation and Mitigation Strategy (“REMS”) to mitigate any identified or suspected serious risks. The REMS could include medication guides, physician communication plans, assessment plans, and elements to assure safe use, such as restricted distribution methods, patient registries, or other risk minimization tools.

The FDA reviews all NDAs and BLAs submitted to ensure that they are sufficiently complete for substantive review before it accepts them for filing. The FDA may request additional information rather than accept an application for filing. In this event, the application must be re-submitted with the additional information. The re-submitted application also is subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review.

The FDA reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use and whether its manufacturing is cGMP-compliant. For biologics, the applicant must demonstrate that the product is safe, pure, and potent (interpreted to include effectiveness), and that the facilities designed for its production meet standards to ensure the product will consistently be safe, pure, and potent.

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

If a product receives regulatory approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. Further, the FDA may require that certain contraindications, warnings or precautions be included in the product labeling. In addition, the FDA may require post-approval studies, including Phase 4 clinical studies, to further assess safety and effectiveness after approval and may require testing and surveillance programs to monitor the safety of approved products that have been commercialized. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes, and additional labeling claims, are subject to further testing requirements and FDA review and approval.

Special FDA Expedited Review and Approval Programs

The FDA has various programs, including Fast Track Designation, Priority Review, accelerated approval, and BTD, that are intended to expedite or simplify the process for the development and FDA review of drugs that are intended for the treatment of serious or life-threatening diseases or conditions and demonstrate the potential to address unmet medical needs. The purpose of these programs is to provide important new drugs to patients earlier than under standard FDA review procedures. To be eligible for a Fast Track Designation, the FDA must determine, based on the request of a sponsor, that a drug is intended to treat a serious or life-threatening disease or condition and demonstrates the potential to address an unmet medical need. The FDA will determine that a product will fill an unmet medical need if it will provide a therapy where none exists or provide a therapy that may be potentially superior to existing therapy based on efficacy or safety factors.

The FDA may give a Priority Review designation to drugs intended to treat serious conditions that offer major advances in treatment or provide a treatment where no adequate therapy exists. A Priority Review means that the goal for the FDA to review an application is six months, rather than the standard review of ten months under current PDUFA guidelines. These six and ten-month review periods are measured from the "filing" date rather than the receipt date for NDAs for NME, which typically adds approximately two months to the timeline for review and decision from the date of submission. Most products that are eligible for Fast Track Designation are also likely to be considered appropriate to receive a Priority Review.

In addition, drugs studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval and may be approved on the basis of adequate and well-controlled clinical trials establishing that the drug has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality, or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require a sponsor of a drug receiving accelerated approval to perform post-marketing studies to verify and describe the predicted effect on irreversible morbidity or mortality, or other clinical endpoint and to submit promotional materials for preapproval and pre-use review. In addition, the drug may be subject to accelerated withdrawal procedures.

Moreover, a sponsor can request designation of a drug candidate as a "breakthrough therapy." A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Drugs designated as breakthrough therapies may also be eligible for accelerated approval. The FDA must take certain actions, such as holding timely meetings and providing advice, intended to expedite the development and review of an application for approval of a breakthrough therapy.

In addition, the FDA may review applications under RTOR, which, according to the FDA, aims to explore a more efficient review process to ensure that safe and effective treatments are available to patients as early as possible, while maintaining and improving review quality. Drugs considered for review under RTOR must be likely to demonstrate substantial improvements over available therapy, which may include drugs previously granted BTD for the same or other indications, and must have straight-forward study designs and endpoints that can be easily interpreted. RTOR allows the FDA to review much of the data earlier, before the applicant formally submits the complete application. This analysis of the pre-submission package gives the FDA and applicants an early opportunity to address data quality and potential review issues and allows the FDA to provide early feedback regarding the most effective way to analyze data to properly address key regulatory questions.

Project Orbis is an initiative of the FDA's OCE and, according to the FDA, provides a framework for concurrent submission and review of oncology products among international partners.

Even if a product qualifies for one or more of the expedited review programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened. Furthermore, Fast Track Designation, Priority Review, accelerated approval, BTD, RTOR, and Project Orbis do not change the standards for approval and may not ultimately expedite the development or approval process.

Post-Approval Requirements

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

Changes to the manufacturing process are strictly regulated and often require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements upon the sponsor and any third-party manufacturers that the sponsor may decide to use. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance.

The FDA may impose a number of post-approval requirements as a condition of approval of an application. For example, the FDA may require post-marketing testing, including Phase 4 clinical trials, and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization.

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

Potential implications include required revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

•restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;

•warning letters or holds on post-approval clinical trials;

•refusal of the FDA to approve pending NDAs/BLAs or supplements to approved NDAs/BLAs, or suspension or revocation of product license approvals;

•product seizure or detention, or refusal to permit the import or export of products; or

•injunctions or the imposition of civil or criminal penalties.

The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. Drugs and biologics may be promoted only for the approved indications and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability.

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

Patent Term Restoration

Depending upon the timing, duration and specifics of FDA approval of the use of our product candidates, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Act. The Hatch-Waxman Act permits a patent restoration term of up to five years as compensation for patent term effectively lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND and the submission date of an NDA plus the time between the submission date of an NDA/BLA and the approval of that application, except that the review period is reduced by any time during which the applicant failed to exercise due diligence. Only one patent applicable to an approved drug is eligible for the extension. Extensions are not granted as a matter of right and the extension must be applied for prior to expiration of the patent and within a 60-day period from the date the product is first approved for commercial marketing. The U.S. Patent and Trademark Office, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we may apply for Patent Term Extensions, defined as the length of the regulatory review of products covered by our granted patents, for some of our currently owned or licensed applications and patents to add patent life beyond their current expiration dates. Such extensions will depend on the length of the regulatory review; however, there can be no assurance that any such extension will be granted to us.

Marketing Exclusivity

Market exclusivity provisions under the FDCA can also delay the submission or the approval of certain applications. The specific scope varies, but fundamentally the FDCA provides a five-year period of non-patent marketing exclusivity within the United States to the first applicant to gain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an ANDA or a 505(b)(2) NDA submitted by another company for another version of such drug where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement. The FDCA also provides three years of marketing exclusivity for an NDA, 505(b)(2) NDA or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example, for new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the conditions of use associated with the new clinical investigations and does not prohibit the FDA from approving applications for drugs containing the original active agent. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical studies necessary to demonstrate safety and effectiveness.

Pediatric exclusivity is another type of exclusivity in the United States. Pediatric exclusivity, if granted, provides an additional six months to the term of any existing regulatory exclusivity, including the non-patent exclusivity periods described above. This six-month exclusivity may be granted based on the voluntary completion of a pediatric clinical study in accordance with an FDA-issued “Written Request” for such a clinical study.

With respect to biologics, the Patient Protection and Affordable Care Act, as amended by the Healthcare and Education Reconciliation Act (collectively, the PPACA) signed into law on March 23, 2010, includes a subtitle called the Biologics Price Competition and Innovation Act of 2009 (BPCIA), which created an abbreviated licensure pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. The FDA has issued several guidance documents outlining an approach to review and approval of biosimilars, although there has been significant litigation and questions over interpretation of such guidelines.

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

Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of their product. The BPCIA also created certain exclusivity periods for biosimilars approved as interchangeable products. At this juncture, it is unclear whether products deemed “interchangeable” by the FDA will, in fact, be readily substituted by pharmacies, which are governed by state pharmacy law.

The BPCIA is complex and only beginning to be interpreted and implemented by the FDA. In addition, recent government proposals have sought to reduce the 12-year reference product exclusivity period. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of recent litigation. As a result, the ultimate impact, implementation, and meaning of the BPCIA is subject to significant uncertainty.

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

After the FDA grants orphan drug designation, the generic identity of the drug and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. The first applicant to receive FDA approval for a particular active ingredient to treat a particular disease or condition with FDA orphan drug designation is entitled to a seven-year exclusive marketing period in the United States for that product, for that indication. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the NDA/BLA application user fee.

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

Pharmaceutical Coverage, Pricing and Reimbursement

In the United States, sales of any products for which we may receive regulatory approval for commercial sale will depend in part on the availability of coverage and reimbursement from third-party payors. Third-party payors include government authorities, managed care providers, private health insurers and other organizations.

Significant uncertainty exists as to the coverage and reimbursement status of any products for which we may obtain regulatory approval. The process for determining whether a payor will provide coverage for a biologic or drug may be separate from the process for setting the reimbursement rate that the payor will pay for the product. Some of the additional requirements and restrictions on coverage and reimbursement levels imposed by third-party payors influence the purchase of healthcare services and products. Third-party payors may limit coverage to specific biologics and drugs on an approved list, or formulary, which might not include all of the FDA-approved biologics or drugs for a particular indication, or place biologics and drugs at certain formulary levels that result in lower reimbursement levels and higher cost-sharing obligation imposed on patients. Moreover, a payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development. Further, one payor’s determination to provide coverage does not assure that other payors will also provide coverage and reimbursement for the product, and the level of coverage and reimbursement may differ significantly from payor to payor.

Third-party payors are increasingly challenging the price and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. In order to obtain and maintain coverage and reimbursement for any product that might be approved for sale, we may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of any products, in addition to the costs required to obtain regulatory approvals. Our product candidates may not be considered medically necessary or cost-effective. If third-party payors do not consider a product to be cost-effective compared to other available therapies, they may not cover the product after approval as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow a company to sell its products at a profit.

The U.S. government and state legislatures have shown significant interest in implementing cost containment programs to limit the growth of government-paid healthcare costs, including price controls, restrictions on reimbursement and coverage and requirements for substitution of generic products for branded prescription drugs. Adoption of government controls and measures, and tightening of restrictive policies in jurisdictions with existing controls and measures, could exclude or limit our drugs and product candidates from coverage and limit payments for pharmaceuticals.

In addition, we expect that the increased emphasis on managed care and cost containment measures in the United States by third-party payors and government authorities to continue and will place pressure on pharmaceutical pricing and coverage. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

Other Healthcare Laws and Compliance Requirements

Healthcare providers, physicians, and third-party payors often play a primary role in the recommendation and prescription of any currently marketed products and product candidates for which we may obtain marketing approval. Our current and future arrangements with healthcare providers, physicians, third-party payors and customers, and our sales, marketing and educational activities, may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations (at the federal and state level) that may constrain our business or financial arrangements and relationships through which we market, sell and distribute our products for which we obtain marketing approval.

In addition, we may be subject to patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that govern certain of our operations include the following, but are not limited to:

a)federal and state laws relating to the Medicare and Medicaid programs and any other federal healthcare program;

b)federal and state laws relating to healthcare fraud and abuse, including, without limitation, the federal Anti-Kickback Statute (42 U.S.C. § 1320a-7b(b)), the federal False Claims Act (31 U.S.C. §§ 3729 et seq.), the False Statements Statute, (42 U.S.C. § 1320a-7b(a)), the Exclusion Laws (42 U.S.C. § 1320a-7), the federal Physician Payment Sunshine Act (42 U.S.C. § 1320a-7h), the Drug Supply Chain Security Act (21 U.S.C. § 351 et seq.), the Anti-Inducement Statute (42 U.S.C. § 1320a-7a(a)(5)), the Civil Monetary Penalties Law (42 U.S.C. § 1320a-7a) and criminal laws relating to healthcare fraud and abuse, including but not limited to 18 U.S.C. §§ 286, 287 and 1001, and the Health Insurance Portability and Accountability Act of 1996, or HIPAA, (Pub.L. 104-191);

c)state laws relating to Medicaid or any other state healthcare or health insurance programs;

d)federal or state laws relating to billing or claims for reimbursement submitted to any third party payor, employer or similar entity, or patient;

e)any other federal or state laws relating to fraudulent, abusive or unlawful practices connected in any way with the provision or marketing of healthcare items or services, including laws relating to the billing or submitting of claims for reimbursement for any items or services reimbursable under any state, federal or other governmental healthcare or health insurance program or any private payor; and

f)federal and state laws relating to health information privacy and security, including HIPAA, and any rules or regulations promulgated thereunder, and the Health Information Technology for Economic and Clinical Health Act, enacted as part of the American Recovery and Reinvestment Act of 2009 and any regulations promulgated thereunder.

If our operations are found to be in violation of any of the health regulatory laws described above or any other laws that apply to us, we may be subject to penalties, including criminal and significant civil monetary penalties, damages, fines, imprisonment, exclusion from participation in government healthcare programs, injunctions, recall or seizure of products, total or partial suspension of production, denial or withdrawal of pre-marketing product approvals, private qui tam actions brought by individual whistleblowers in the name of the government or refusal to allow us to enter into supply contracts, including government contracts and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

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

Human Capital

As of December 31, 2020, we employed 127 people, including 70 in research and development, 27 in commercial operations and 30 in a general and administrative capacity, including executive officers. We anticipate that the number of employees will grow as we continue to develop our product candidates. In addition, we utilize and will continue to utilize temporary employees and consultants, clinical research organizations and third parties to perform certain activities, such as our pre-clinical studies, clinical studies, manufacturing and regulatory functions. None of our employees is represented by a labor union with respect to his or her employment with us. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

We aspire to create healthier futures for patients and accelerate business results by inspiring the best and brightest talent across all dimensions of diversity to perform at their full potential. We challenge our people to make a difference by doing work that positively impacts our business, empowering them to lead, and letting them know that the Company is behind each of them as they contribute to our success. We enable our people, creating a culture where employees can learn, grow, experiment, and freely express ideas as we collectively seek to enhance long-term shareholder value. We strive to ensure our people are valued and included, treating them with respect, recognizing their unique knowledge and skills, supporting their work/life balance with flexibility, and providing competitive compensation and benefits, all in keeping with the strong performance we expect even in a challenging environment.

As a small, innovative company with developing commercialization plans and strategies, specifically with respect to our most advanced product candidate Belumosudil (KD025), we expect to expand our employee base for primarily managerial, operational, sales and marketing positions. We are committed to rewarding and supporting our employees in order to continue to attract and retain top talent. We believe this commitment supports our core strategy of creating and advancing a high-quality product pipeline. Employee engagement, commitment, and achievements are key drivers of pipeline success and therefore our long-term performance in order to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives. The primary underpinning of our pay philosophy is to award equity-based pay to all eligible employees to ensure that when we deliver for patients and for shareholders, everyone shares in the upside growth. Our practice, therefore, has been to award initial equity grants to all new hires, in addition to our comprehensive annual equity program. Total employee compensation packages include market-competitive pay (with the opportunity to receive above-market rewards), broad-based grants of equity-based awards, healthcare benefits, retirement savings options, and matching contributions.

The health and safety of our employees, customers and communities are of primary concern. In response to the COVID-19 pandemic, we implemented significant changes that we determined were in the best interest of our employees. For example, we have taken significant steps to protect our workforce including but not limited to, working remotely, and implementing social distancing protocols consistent with guidelines issued by federal, state, and local law.

Emerging Growth Company

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. We will remain an emerging growth company until the earlier of (1) December 31, 2021, (2) the last day of the first fiscal year in which our annual gross revenues exceed $1.07 billion, (3) the date on which we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (4) the date on which we have issued more than $1.0 billion in non-convertible debt during the preceding three-year period. In addition, a company may qualify as a non-accelerated filer if it has (1) annual revenues of less than $100 million in the most recent fiscal year for which audited financial statements are available and (2) a public float of less than $700 million as of the last business day of its second fiscal quarter.

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

Corporate Information

Our common stock is currently listed on the Nasdaq Select Global Market, or the Nasdaq, under the symbol “KDMN.” Our principal executive offices are located at 450 East 29th Street, New York, New York 10016, and our telephone number is (833)-900-5366. Our website address is www.kadmon.com.

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

Item 1A.  Risk Factors

The discussion below addresses material factors, of which we are currently aware, that could have a material and adverse effect on our businesses, results of operations and financial condition. Many of the following risks and uncertainties are, and will be, exacerbated by the COVID-19 pandemic and any worsening of the global business and economic environment as a result. These risk factors and other forward-looking statements that relate to future events, expectations, trends and operating periods involve certain factors that are subject to change, and important risks and uncertainties that could cause actual results to differ materially. These risks and uncertainties should not be considered a complete discussion of all the risks and uncertainties we may face and although the risks are organized by headings and each risk is discussed separately, many are interrelated.

Summary of Risk Factors Affecting Our Business

Our business is subject to numerous risks. The following summary highlights some of the risks you should consider with respect to our business and prospects. This summary is not complete and the risks summarized below are not the only risks we face. You should review and consider carefully the risks and uncertainties described in the “Risk Factors” section of this Annual Report on Form 10-K, which includes a more complete discussion of the risks summarized below as well as a discussion of other risks related to our business and an investment in our common stock, as well as our other public filings with the SEC.

•We have incurred substantial losses since our inception, anticipate that we will continue to incur losses for the foreseeable future and may not achieve or sustain profitability.

•We will need additional funding in the future, which may not be available to us, and this may force us to delay, reduce or eliminate our product development programs or commercialization efforts.

•We depend heavily on the success of belumosudil. If we are unable to obtain regulatory approval for belumosudil, our ability to create stockholder value will be limited.

•Our ongoing clinical trials may be subject to delays or setbacks for a variety of common and unpredictable reasons.

•The impact of the COVID-19 pandemic on our business, workforce, patients, collaborators and suppliers, including delays in anticipated timelines and milestones of our clinical trials and on various government agencies who we interact with and/or are governed by;

•The regulatory approval processes of the FDA and similar foreign authorities are lengthy, time consuming, expensive and inherently unpredictable. If we are ultimately unable to obtain regulatory approval for our product candidates, our business will be substantially harmed.

•Priority review of our NDA for belumosudil under the FDA's RTOR pilot program and our marketing applications to Australia, Switzerland, UK and Canada pursuant to the FDA's Project Orbis initiative, may not lead to a faster regulatory review or approval, and do not increase the likelihood that ripretinib will obtain marketing approval.

•Our product candidates may have undesirable side effects that may delay or prevent marketing approval or, if approval is obtained, require them to be taken off the market, require them to include safety warnings or otherwise limit their sales.

•The results of previous clinical trials may not be predictive of future results, and the results of our current and planned clinical trials may not satisfy the requirements of the FDA or non U.S. regulatory authorities.

•We face substantial competition, which may result in others discovering, developing and commercializing products before or more successfully than our products and product candidates.

•We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

•Even if we receive regulatory approval for our drug candidates, we cannot be certain how profitable, if at all, the commercialization of our marketed products will be.

•If physicians, nurses, pharmacists, patients, the medical community and/or third party payors do not accept our drugs or product candidates, we may be unable to generate significant revenue in future periods.

•Healthcare reform measures could hinder or prevent our product candidates’ commercial success, if approved, and could increase our costs.

•If we are unable to obtain and maintain patent protection for our products and product candidates, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize products and product candidates similar or identical to ours, and our ability to successfully commercialize our products and product candidates may be adversely affected.

•Third party claims of intellectual property infringement, misappropriation or other violation may prevent or delay our development and commercialization efforts.

•If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

•We expect to continue to contract with third party suppliers for the production of our commercial product portfolio as well as our developmental product candidates for clinical trial use and, if approved, for commercialization.

•We depend on intellectual property licensed from third parties and termination of any of these licenses could result in the loss of significant rights, which would harm our business.

•We rely in part on third parties to conduct our clinical trials and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials.

•Our employees, independent contractors, principal investigators, agents, consultants, commercial partners and vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could have a material adverse effect on our business.

•Our operating results are subject to significant fluctuations.

•Our business may become subject to economic, political, regulatory and other risks associated with international operations.

•A disruption in our computer networks, including those related to cybersecurity, could adversely affect our financial performance.

•We may be subject to security breaches or other cybersecurity incidents that could compromise our information and expose us to liability.

•We expect that our stock price will fluctuate significantly.

•Future sales of our common stock or securities convertible into our common stock in the public market could cause our stock price to fall.

•If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our common stock.

•Holders of the convertible preferred stock may exert substantial influence over us and may exercise their control in a manner adverse to your interests.

•We will require additional capital in the future, which may not be available to us. Issuances of our equity securities to provide this capital may dilute your ownership in us.

•We are an “emerging growth company,” as defined in the JOBS Act, and as a result of the reduced disclosure and governance requirements applicable to emerging growth companies, our common stock may be less attractive to investors.

•We may not have the ability to raise the funds necessary to settle cash conversions of our convertible senior notes or to repurchase the convertible senior notes upon a fundamental change.

Risks Related to Our Financial Position and Need for Capital

We are a clinical stage biopharmaceutical company with a history of operating losses.

We are a clinical stage pharmaceutical company with a history of operating losses. We must complete clinical studies and receive regulatory approval before commercial sales of a product can commence. The likelihood of success of our business plan must be considered in light of the problems, substantial expenses, difficulties, complications and delays frequently encountered in connection with developing and expanding early-stage businesses and the regulatory and competitive environment in which we operate. Pharmaceutical product development is a highly speculative undertaking, involves a substantial degree of risk and is a capital-intensive business.

Accordingly, you should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by companies in the early stages of development, especially clinical pharmaceutical companies such as ours. Potential investors should carefully consider the risks and uncertainties that a company with a limited operating history will face. In particular, potential investors should consider that we cannot assure you that we will be able to:

•successfully implement or execute our current business plan, and we cannot assure you that our business plan is sound;

•successfully manufacture our clinical products and establish commercial drug supply;

•successfully complete the clinical trials necessary to obtain regulatory approval for the marketing of our product candidates;

•secure market exclusivity and/or adequate intellectual property protection for our product candidates;

•attract and retain an experienced management and advisory team;

•secure acceptance of our product candidates in the medical community and with third party payors and consumers;

•launch commercial sales of our product candidates, whether alone or in collaboration with others; and

•raise sufficient funds in the capital markets to effectuate our business plan.

If we cannot successfully execute any one of the foregoing, our business may not succeed and your investment will be adversely affected.

We have incurred substantial losses since our inception. We may not achieve or sustain profitability.

Since inception, we have incurred substantial operating losses. Our consolidated net losses were $108.9 million and $61.4 million for the years ended December 31, 2020 and 2019, respectively. Our accumulated deficits were $444.1 million and $333.1 million at December 31, 2020 and 2019, respectively. To date, we have financed our clinical development operations primarily through issuance of common stock and other equity securities in public and private offerings and debt financings. We expect to continue to incur significant expenses related to the development of our clinical product candidates and commercialization of product candidates, if approved, for at least the next several years. We anticipate that our expenses will increase substantially as we:

•initiate or continue our clinical trials related to our most advanced product candidates;

•continue the research and development of our other product candidates;

•seek to discover additional product candidates;

•seek regulatory approvals for our product candidates;

•scale up our sales, marketing and distribution infrastructure and product sourcing capabilities to commercialize additional products we may acquire or license from others or for which we may develop and obtain regulatory approval; and/or

•scale up our operational, financial and management information systems and personnel, including personnel to support our product development and planned additional commercialization efforts.

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

We may need additional funding in the future, which may not be available to us, and this may force us to delay, reduce or eliminate our product development programs or commercialization efforts.

We will need to expend substantial resources for research and development and commercialization of our marketed products, including costs associated with:

•clinical trials for our product candidates;

•discovery of additional product candidates;

•life-cycle management of our marketed products;

•the continued commercialization of our commercial products; and/or

•preparing for potential commercialization of our late-stage product candidates and, if one or more of those product candidates receive(s) regulatory approval, to fund the launch of that (those) product(s).

For example, on February 16, 2021, we issued $240.0 million aggregate principal amount of 3.625% convertible senior notes due 2027 (the “Notes”). We received net proceeds from the issuance of the Notes of approximately $232.8 million, after deducting offering discounts. Any further debt financing obtained by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be limited.

Risks Related to Our Clinical Development Pipeline

We depend heavily on the success of belumosudil. If we are unable to obtain regulatory approval for belumosudil, our ability to create near-term stockholder value will be limited.

Our most advanced product candidate is belumosudil (KD025), for which we have submitted applications for regulatory approval in the US, UK, Canada, Switzerland and Australia. We do not generate meaningful revenues from any FDA-approved drug products. Three of our product candidates, belumosudil, KD033, and tesevatinib are in clinical trials and we have additional internally developed product candidates, which are in the early stages of development. There is no guarantee that our clinical trials will be successful or that we will continue with clinical studies to support an approval from the FDA of any of our product candidates for any indication. We note that most drug candidates never reach the clinical development stage and even those that do have only a small chance of successfully completing clinical development and gaining regulatory approval. Therefore, our business currently depends heavily on the successful development, regulatory approval and commercialization of belumosudil, which may never occur.

Clinical development is a lengthy and expensive process with a potentially uncertain outcome. Our long-term success depends upon the successful development and commercialization of our product candidates, which is highly uncertain.

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

To date, we have invested a significant portion of our efforts and financial resources in the acquisition and development of our product candidates. Our long-term success depends upon the successful development, regulatory approval and commercialization of these product candidates. If we fail to obtain regulatory approval to market and sell our product candidates, or if approval is delayed, we will be unable to generate revenue from the sale of these products, our potential for generating positive cash flow will be diminished and the capital necessary to fund our operations will be increased. Our business depends significantly on the successful development, regulatory approval and commercialization of our product candidates, which may never occur.

We cannot be certain as to what type and how many clinical trials the FDA will require us to conduct before we may successfully gain approval to market any of our product candidates. Prior to approving a new drug or biologic, the FDA generally requires that the effectiveness of the product candidate (which is not typically fully investigated until Phase 3) be demonstrated in two adequate and well-controlled clinical trials. In some situations, the FDA approves drugs or biologics on the basis of a single well-controlled clinical trial establishing effectiveness. However, if the FDA determines that our Phase 3 clinical trial results do not demonstrate a statistically significant, clinically significant benefit with an acceptable safety profile, or if the FDA requires us to conduct additional Phase 3 clinical trials in order to gain approval, we will incur significant additional development costs and commercialization of these products would be prevented or delayed and our business would be adversely affected.

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

We may experience unforeseen delays or setbacks in our ongoing clinical trials, such as trial initiation timing, trial redesign or amendments, timing and availability of patient enrollment or successful trial completion. Such delays and setbacks are common and unpredictable in pharmaceutical drug development. Clinical trials can be delayed for a variety of reasons, including delays related to:

•regulatory objections to commencing a clinical trial, continuing a clinical trial that is underway, or proceeding to the next phase of investigation, including inability to reach agreement with the FDA or non-U.S. regulators regarding the scope or design of our clinical trials or for other reasons such as safety concerns that might be identified through preclinical testing and animal studies or clinical trials, at any stage;

•reaching agreement on acceptable terms with prospective contract research organizations (CROs), and clinical trial sites (the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites);

•failure of CROs or other third-party contractors to comply with contractual and regulatory requirements or to perform their services in a timely or acceptable manner;

•difficulty identifying and engaging qualified clinical investigators;

•obtaining institutional review board (IRB) approval at each site;

•difficulty recruiting and enrolling patients to participate in clinical trials for a variety of reasons, including meeting the enrollment criteria for our study and competition from other clinical trial programs for the same indication as product candidates we seek to commercialize;

•having patients complete a trial or return for post-treatment follow-up;

•clinical sites deviating from trial protocol or dropping out of a trial;

•inability to retain patients in clinical trials due to the treatment protocol, personal issues, side effects from the therapy or lack of efficacy, particularly for those patients receiving a placebo;

•withdrawal of clinical trial sites from our clinical trials as a result of changing standards of care or the ineligibility of a site to participate in our clinical trials;

•adding new clinical trial sites;

•inability to identify and maintain a sufficient number of trial sites, many of which may already be engaged in other clinical trial programs, including some that may be for the same indication as our product candidates;

•changes in applicable regulatory policies and regulations;

•insufficient data to support regulatory approval;

•difficulty in maintaining contact with subjects during or after treatment, which may result in incomplete data; or

•manufacturing sufficient quantities of the product candidate for use in clinical trials.

In late 2019, a novel strain of COVID-19, also known as coronavirus, was reported in Wuhan, China and began spreading to various parts of the world. Epidemics have adversely impacted, and may adversely impact in the future, our business as they can cause disruptions, such as interruptions to supply chain and reduction in access to personnel and services, which could result in delays and complications with respect to our research and development programs and clinical trials. In addition, certain of our business partners and vendors are based in areas currently affected by coronavirus, which could cause additional adverse impact on our business.

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

We could encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trials are being conducted, by the Data Safety Monitoring Board for such trial or by the FDA or other regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including:

•failure by us, CROs or clinical investigators to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols;

•failed inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold;

•unforeseen safety or efficacy issues or any determination that a clinical trial presents unacceptable health risks;

•failure to demonstrate a benefit from using a drug; or

•lack of adequate funding to continue the clinical trial due to unforeseen costs resulting from enrollment delays, requirements to conduct additional trials and studies, increased expenses associated with the services of our CROs and other third parties, changes in governmental regulations or administrative actions, or other reasons.

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

Our product candidates could fail to receive regulatory approval for many reasons, including:

•the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;

•we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that a product candidate is safe and effective for its proposed indication;

•the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval;

•we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;

•the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;

•the data collected from clinical trials of our product candidates may not be sufficient to support a submission for regulatory approval in the United States or elsewhere;

•the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and/or

•the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

This lengthy approval process as well as the unpredictability of future clinical trial results may result in our failing to obtain regulatory approval to market our product candidates, which would significantly harm our business, results of operations and prospects.

In addition, even if we were to obtain approval, regulatory authorities may:

•approve any of our product candidates for fewer or more limited indications than we request;

•may not approve the price we intend to charge for our products;

•may grant approval contingent on the performance of costly post-marketing clinical trials; or

•may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate.

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

Breakthrough Therapy Designation, priority review of our NDA for belumosudil under the FDA's RTOR pilot program and our marketing applications to Australia, Switzerland, UK and Canada pursuant to the FDA's Project Orbis initiative, may not lead to a faster regulatory review or approval, and do not increase the likelihood that belumosudil will obtain marketing approval.

Belumosudil has received "breakthrough therapy" designation by the FDA. A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Drugs designated as breakthrough therapies may also be eligible for accelerated approval. The FDA must take certain actions, such as holding timely meetings and providing advice, intended to expedite the development and review of an application for approval of a breakthrough therapy. In addition, the FDA or other regulatory bodies periodically introduce pilot programs with the goal of a more efficient review of applications, including the RTOR pilot program, which is currently being tested by the FDA. The RTOR pilot program allows the FDA to review data before the applicant formally submits its completed application, aiming to explore a more efficient review process. The FDA's Project Orbis is an initiative of the FDA Oncology Center of Excellence (OCE) and, according to the FDA, is designed to provide a framework for concurrent submission and review of oncology products among international partners.

In October 2020, we filed an NDS with Health Canada, an MAA with Swissmedic, and an MAA with the TGA in Australia, for belumosudil in certain patients with cGVHD, under Project Orbis. In addition, in November 2020, we filed an MAA with MHRA for belumosudil in cGVHD under Project Orbis. According to the FDA, Project Orbis provides a framework for concurrent submission and review of oncology products among international partners. Both the NDS and the AUS MAA have received priority review, from the respective applicable agency. Participation in the RTOR and Project Orbis pilot programs does not guarantee or influence approvability of our NDA, NDS, SwissMedic MAA and/or MAA for belumosudil in certain patients with cGVHD, which are subject to the applicable review standards of Health Canada, Swissmedic, UK MHRA and TGA, respectively, and we may not derive any benefit from inclusion in these programs, including, but not limited to, a more efficient review process. These programs are not formal regulatory pathways and may be changed, suspended~~,~~ or halted at any time. Priority review is an FDA designation under which the FDA sets the target date for FDA action on a NDA at six months after the FDA accepts the application for filing, rather than the standard 10-month FDA review period. Priority review is granted when there is evidence that the proposed product would be a significant improvement in the safety or effectiveness of the treatment, diagnosis, or prevention of a serious condition.

Although Breakthrough Therapy Designation, priority review designation, the RTOR pilot program and Project Orbis initiative, and other designations we may receive or programs we may participate in, are intended to expedite the review and approval of drug candidates, they do not ensure that marketing approval will be granted in a particular timeframe, or at all. The FDA and other regulatory authorities have broad discretion whether or not to grant designations for expedited review or include product candidates within various programs, and, even if we or our partners believe a particular product candidate is eligible for these designations or programs, we cannot assure you that such authority would agree. Even though the FDA has granted priority review designation for our NDA for belumosudil, and even if we or our partners receive such designations or our product candidates are eligible for inclusion in expedited review programs in the future, we may not experience a faster development, review, or approval process compared to conventional procedures. Furthermore, these designations and programs do not change the scientific and medical standard for approval or the quality of evidence necessary to support approval. As a result, applications for product candidates granted priority review or other expedited review designations or subject to these various programs may be denied based on study data, study design, or other factors.

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

In order to successfully launch our product candidates and have them become profitable, we anticipate that we will have to dedicate substantial time and resources and hire additional personnel to expand and enhance our commercial infrastructure, which will at a minimum include the following:

•ensure the quality of the product candidate manufactured by our suppliers and by us;

•expand our sales and marketing force;

•expand and enhance programs and other procedures to educate physicians and drive physician adoption of our product candidates;

•create additional policies and procedures, and hire additional personnel to carry out those policies and procedures, to ensure customer satisfaction with our products;

•obtain reimbursement for hospitals and physicians; and/or

•expand and enhance our general and administrative operations to manage our anticipated growth in operations and to support public company activities.

Because of the numerous risks and uncertainties associated with launch and profitability of our product candidates, we are unable to predict the extent of any future losses, or when we will become profitable, if ever.

If serious adverse events or other undesirable side effects are identified during the use of product candidates in investigator-sponsored trials, it may adversely affect our development of such product candidates.

Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt non-clinical studies and clinical trials, or could make it more difficult for us to enroll patients in our clinical trials. If serious adverse events or other undesirable side effects, or unexpected characteristics of our product candidates are observed in investigator-sponsored trials, further clinical development of such product candidate may be delayed or we may not be able to continue development of such product candidate at all, and the occurrence of these events could have a material adverse effect on our business. Undesirable side effects caused by our product candidates could also result in the delay or denial of regulatory approval by the FDA or other regulatory authorities or in a more restrictive label than we expect.

Our product candidates may have undesirable side effects that may delay or prevent marketing approval or, if approval is obtained, require them to be taken off the market, require them to include safety warnings or otherwise limit their sales.

Undesirable or unexpected side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities. Results of our trials could reveal a high and unacceptable severity and prevalence of these or other side effects. In such an event, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. The drug-related side effects could affect patient recruitment, the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.

Additionally, if one or more of our product candidates receives marketing approval and we or others later identify undesirable or unexpected side effects caused by such products, a number of potentially significant negative consequences could result, including:

•we could be sued and held liable for harm caused to patients;

•sales of the product may decrease significantly; and/or

•our reputation may suffer.

In addition, a regulatory agency may:

•suspend or withdraw approvals of such product;

•suspend any ongoing clinical trials;

•refuse to approve pending applications or supplements to approved applications filed by us, our collaborators or our potential future collaborators;

•require additional warnings on the label;

•require that we create a medication guide outlining the risks of such side effects for distribution to patients;

•issue warning letters;

•mandate modifications to promotional materials or require us to provide corrective information to healthcare practitioners;

•require us or our collaborators to enter into a consent decree, which can include imposition of various fines, reimbursements for inspection costs, required due dates for specific actions and penalties for noncompliance;

•impose other civil or criminal penalties;

•impose restrictions on operations, including costly new manufacturing requirements; and/or

•seize or detain products or require a product recall.

Non-compliance may also result in potential whistleblower lawsuits and the potential for liability under the False Claims Act or other laws and regulations, as discussed above. Any of these events could prevent us from achieving or maintaining market acceptance of the particular product candidate, if approved, and could significantly harm our business, results of operations and prospects.

The results of previous clinical trials may not be predictive of future results, and the results of our current and planned clinical trials may not satisfy the requirements of the FDA or non-U.S. regulatory authorities.

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

We will be required to demonstrate with substantial evidence through well-controlled clinical trials that our product candidates are safe and effective for use in a diverse population before we can seek regulatory approvals for their commercial sale. Success in early clinical trials does not mean that future larger registration clinical trials will be successful because product candidates in later-stage clinical trials may fail to demonstrate sufficient safety and efficacy to the satisfaction of the FDA and non-U.S. regulatory authorities despite having progressed through initial clinical trials. Product candidates that have shown promising results in early clinical trials may still suffer significant setbacks in subsequent registration clinical trials. Similarly, the outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and preliminary and interim results of a clinical trial do not necessarily predict final results. A number of companies in the pharmaceutical industry, including those with greater resources and experience than us, have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in earlier clinical trials.

Further, at various points during the course of the preclinical and clinical trial process, companies must assess both the statistical and clinical significance of trial results. In this context, “statistical significance” refers to the likelihood that a result or relationship is caused by something other than random chance or error. Statistical significance is measured by a “p-value,” which indicates the probability value that the results observed in a study were due to chance alone. A p-value of < 0.05 is generally considered statistically significant, meaning that the probability of the results occurring by chance alone is less than five percent. The lower the p-value, the less likely that the results observed were random. “Clinical significance,” on the other hand, is a qualitative assessment of the results observed. Where we use the term “clinically significant,” we have not necessarily made a formal statistical assessment of the probability that the change in patient status was attributable to the study drug as opposed to chance alone, nor does such a statement necessarily mean that study endpoints have been met or the protocol has been completed. A clinically significant effect is one that is determined to have practical importance for patients and physicians, and includes benefits that are often defined by peer-reviewed literature as having a meaningful impact on a patient’s condition. An effect that is statistically significant may or may not also be clinically significant. When a study fails to result in statistical significance, the FDA may not consider such study to serve as substantial evidence of safety and effectiveness required for approval. Even if a study results in statistical significance, the FDA may also consider clinical significance in evaluating a marketing application. For example, the FDA typically requires more than one pivotal clinical study to support approval of a new drug. However, the FDA has indicated that approval may be based on a single study in limited situations in which a trial has demonstrated a clinically significant effect. In either case, the clinical or statistical significance of a particular study result in no way guarantees that FDA or other regulators will ultimately determine that the drug being investigated is safe and effective.

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

Further, our product candidates may not be approved even if they achieve their primary endpoints in Phase 3 clinical trials or registration trials. The FDA or other non-U.S. regulatory authorities may disagree with our trial design and our interpretation of data from preclinical studies and clinical trials. In addition, any of these regulatory authorities may change requirements for the approval of a product candidate even after reviewing and providing comments or advice on a protocol for a pivotal Phase 3 clinical trial that has the potential to result in the FDA or other agencies’ approval. In addition, any of these regulatory authorities may also approve a product candidate for fewer or more limited indications than we request or may grant approval contingent on the performance of costly post-marketing clinical trials. The FDA or other non-U.S. regulatory authorities may not approve the labeling claims that we believe would be necessary or desirable for the successful commercialization of our product candidates.

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

Risks Related to Our Marketed Products

Even if we receive regulatory approval for our drug candidates, we cannot be certain how profitable, if at all, the commercialization of our marketed products will be.

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

In addition to the risks discussed elsewhere in this section, our ability to continue to generate revenues from our commercialized products will depend on a number of factors, including, but not limited to:

•achievement of broad market acceptance and coverage by third-party payors for our products;

•the effectiveness of our collaborators’ efforts in marketing and selling our products;

•our ability to successfully manufacture, or have manufactured, commercial quantities of our products at acceptable cost levels and in compliance with regulatory requirements;

•our ability to maintain a cost-efficient organization and, to the extent we seek to do so, to collaborate successfully with additional third parties;

•our ability to expand and maintain intellectual property protection for our products successfully;

•the efficacy and safety of our products; and/or

•our ability to comply with regulatory requirements, which are subject to change.

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

Our products are subject to continuing regulatory oversight, including the review of additional safety information. Drugs are more widely used by patients once approval has been obtained and therefore side effects and other problems may be observed after approval that were not seen or anticipated, or were not as prevalent or severe, during pre-approval clinical trials or nonclinical studies. The subsequent discovery of previously unknown problems with a product, or public speculation about adverse safety events, could negatively affect commercial sales of the product, result in restrictions on the product or lead to the withdrawal of the product from the market.

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

The FDA regulates the promotion of our products, which may only be promoted within their approved indication for use. Promotional materials and activity must be presented with fair balance of the risks and benefits of any product in a manner which is not otherwise inaccurate or misleading. The FDCA and the FDA’s implementing regulations require that manufacturers label, advertise and promote their products with appropriate safety warnings and adequate directions for their FDA-approved use. However, the FDA does not have the legal authority to regulate the practice of medicine. Although physicians are permitted, based on their medical judgment, to prescribe products for indications other than those approved by the FDA, manufacturers are prohibited from promoting their products for such off-label uses.

If the FDA determines that our promotional materials, training or other activities constitute off-label promotion, it could request that we modify our training or promotional materials or other activities or subject us to regulatory enforcement actions, including the issuance of a warning letter, injunction, seizure, civil fine and criminal penalties. Violation of the FDCA and other statutes, including the False Claims Act, relating to the promotion and advertising of prescription drugs may also lead to investigations or allegations of violations of federal and state healthcare fraud and abuse laws and state consumer protection laws. The FDA or other regulatory authorities could also request that we enter into a consent decree or a corporate integrity agreement, or seek a permanent injunction against us under which specified promotional conduct is monitored, changed or curtailed.

Although recent decisions of the United States Supreme Court, the U.S. Court of Appeals for the Second Circuit and the U.S. District Court for the Southern District of New York have clarified that the United States may not, consistent with the First Amendment, restrict or punish a pharmaceutical manufacturer’s truthful and non-misleading speech promoting the lawful use of an approved drug, there are still significant risks in this area. It is unclear how these court decisions will impact the FDA’s enforcement practices, and there is likely to be substantial disagreement and difference of opinion regarding whether any particular statement is truthful and not misleading. In the past we have been subject to enforcement action relating to allegations of improper promotion of our products, and we may be subject to such action in the future.

If we cannot successfully manage the promotion of our currently marketed products, and product candidates, if approved, we could become subject to significant liability which would materially adversely affect our business and financial condition. It is also possible that other federal, state or foreign enforcement authorities, or private parties, might take action if they believe that an alleged improper promotion led to inappropriate use of one of our products and/or the submission and payment of claims for an off-label use, which could result in significant fines or penalties under other statutory provisions, such as the False Claims Act and similar laws. Even if it is later determined that we were not in violation of these laws, we may face negative publicity, incur significant expenses defending our actions and have to divert significant management resources from other matters. In addition, there are a number of specific FDA requirements related to drug labeling and advertising, and failure to adhere to these requirements could result in our products being deemed “misbranded.”

The manufacture of pharmaceutical products is a highly complex process, and if our suppliers encounter problems manufacturing our products, our business could suffer.

The manufacture of pharmaceutical products is a highly complex process, due in part to strict regulatory requirements. Problems may arise during manufacturing for a variety of reasons, including equipment malfunction, failure to follow specific protocols and procedures, problems with raw materials, delays related to the construction of new facilities or the expansion of existing facilities, including those intended to support future demand for our products, changes in manufacturing production sites and limits to manufacturing capacity due to regulatory requirements, changes in the types of products produced, physical limitations that could inhibit continuous supply, man-made or natural disasters and environmental factors. If problems arise during the production of a batch of product, that batch of product may have to be discarded and we may experience product shortages or incur added expenses. This could, among other things, lead to increased costs, lost revenue, damage to customer relationships, time and expense spent investigating the cause and, depending on the cause, similar losses with respect to other batches or products. If problems are not discovered before the product is released to the market, recall and product liability costs may also be incurred.

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

Our business operations and activities are subject to extensive federal, state and local fraud and abuse and other healthcare laws and regulations, such as the False Claims Act and the federal Anti-Kickback Statute, the Foreign Corrupt Practices Act (“FCPA”), federal Physician Payment Sunshine Act, the federal Drug Supply Chain Security Act, federal Civil Monetary Penalty statute, the PPACA program integrity requirements, patient privacy laws and regulation, criminal laws relating to healthcare fraud and abuse, including but not limited to the Health Insurance Portability and Accountability Act, federal consumer protection and unfair competition laws, federal government price reporting laws and state law equivalents of each of these. These laws and regulations constrain, among other things, the business or financial arrangements and relationships through which we may research and develop any product candidate, as well as market, sell and distribute any approved products. In addition, any sales of our products or product candidates, if approved, commercialized outside the United States will also likely subject us to foreign equivalents of the healthcare laws mentioned above, among other foreign laws.

We have entered into consulting agreements, scientific advisory board and other financial arrangements with physicians, including some who prescribe our products and may prescribe our product candidates, if approved. Compensation for some of these arrangements includes the provision of stock options. While these arrangements were structured to comply with all applicable laws, including state and federal anti-kickback laws, to the extent applicable, regulatory agencies may view these arrangements as prohibited arrangements that must be restructured, or discontinued, or for which we could be subject to other significant penalties. Moreover, while we do not submit claims and our customers make the ultimate decision on how to submit claims, we may provide reimbursement guidance and support to our customers and patients. If a government authority were to conclude that we provided improper advice to our customers and/or encouraged the submission of false claims for reimbursement, we could face action against by government authorities.

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

Our commercial success depends on adequate reimbursement and coverage from third-party commercial and government payors for our products, and changes to coverage or reimbursement policies, as well as healthcare reform measures, may materially harm our sales and potential revenue.

Most patients rely on reimbursement from third-party payors, including government programs (such as Medicare and Medicaid) and private payor healthcare and insurance programs to pay for their medical needs, including any drugs we may market. Coverage and reimbursement for our products can differ significantly from payor to payor. Even when we obtain coverage and reimbursement for our products, we may not be able to maintain adequate coverage and reimbursement in the future.

There is significant uncertainty related to the third-party coverage and reimbursement of newly approved products. We intend to seek approval to market our product candidates in the United States, Europe and other selected foreign jurisdictions. Market acceptance and commercial success of our product candidates in both domestic and international markets will depend significantly on the availability of adequate coverage and reimbursement from third-party payors for any of our product candidates.

Obtaining coverage and reimbursement approval for a product from a government or other third-party payor is a time consuming and costly process that could require us to provide to the payor supporting scientific, clinical and cost-effectiveness data for the use of our products to each third-party payor separately, with no assurance that coverage and adequate reimbursement will be obtained or applied consistently. We may not be able to provide data sufficient to gain acceptance with respect to coverage and reimbursement. Additionally, coverage may be more limited than the purposes for which the product is approved by the FDA or similar regulatory authorities outside of the United States. Assuming that coverage is obtained for a given product, the resulting reimbursement rates might not be adequate or may require co-payments that patients find unacceptably high. Patients, physicians, and other healthcare providers may be less likely to prescribe, dispense or use, as applicable, our products unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our products.

Government payors and other third-party payors, such as private health insurers and health maintenance organizations, decide which drugs they will cover and the amount of reimbursement. Coverage decisions may depend upon clinical and economic standards that disfavor new drug or biologic products when more established or lower-cost therapeutic alternatives are already available or subsequently become available. Based upon a number of factors, including clinical and economic standards, our products may not qualify for coverage and reimbursement. Coverage and reimbursement by a third-party payor may depend upon a number of factors, including, but not limited to, the third-party payor’s determination that use of a product is:

•a covered benefit under its health plan;

•safe, effective and medically necessary;

•appropriate for the specific patient;

•cost-effective;

•neither experimental nor investigational;

•prescribed by a practitioner acting within the scope of license and health plan participation agreements;

•documented adequately in the patient’s medical record;

•dispensed by a participating pharmacy; and/or

•logged and documented appropriately by the dispensing pharmacy.

The market for our products will depend significantly on access to third-party payors’ drug formularies for which third-party payors provide coverage and reimbursement. The industry competition to be included in such formularies often leads to downward pricing pressures on pharmaceutical companies. Also, third-party payors may refuse to include a particular branded drug in their formularies or otherwise restrict patient access to a branded drug when a less costly generic equivalent or other alternative is available. If coverage and reimbursement of our future products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, we may be unable to achieve or sustain profitability.

In the United States, our products may be subject to discounts from list price and rebate obligations. Third-party payors have from time to time refused to include our products in their formularies, limit the type of patients for whom coverage will be provided, or restrict patient access to our products through formulary control or otherwise, in favor of less-costly generic versions of ribavirin or other treatment alternatives. Any change in formulary coverage, treatment paradigm, reimbursement levels, discounts or rebates offered on our products may impact our anticipated revenues.

In the United States, governmental and commercial third-party payors are developing increasingly sophisticated methods of controlling healthcare costs. We believe that pricing pressure for our products will continue, and future coverage and reimbursement will likely be subject to increased restrictions. For example, the PPACA, which has already imposed significant healthcare cost containment measures, also encourages the development of comparative effectiveness research and any adverse findings for our products from such research may reduce the extent of coverage and reimbursement for our products. The PPACA created the Patient-Centered Outcomes Research Institute to review the effectiveness of treatments and medications in federally-funded healthcare programs. The PCORI publishes the results of its studies. An adverse finding result may result in a treatment or product being removed from Medicare or Medicare coverage.

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

In certain countries in the European Union and some other international markets, governments provide healthcare at low-cost to consumers and regulate pharmaceutical pricing, patient eligibility or reimbursement levels to control costs for the government-sponsored healthcare system. We expect to see strong efforts to reduce healthcare costs in our international markets, including: patient access restrictions; suspensions on price increases; prospective and possibly retroactive price reductions, mandatory discounts and rebates, and other recoupments; recoveries of past price increases; and greater importation of drugs from lower-cost countries to higher-cost countries. In addition, certain countries set prices by reference to the prices in other countries where our products are marketed. Thus, our inability to secure adequate prices in a particular country may not only limit the marketing of our products within that country, but may also adversely affect our ability to obtain acceptable prices in other markets.

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

In both the United States and certain foreign jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system that could impact our ability to sell our products profitably. Among policy makers and payors in the United States and elsewhere, there is a significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and expanding individual access to healthcare. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. For example, in 2010, the PPACA was enacted, which was intended to expand healthcare coverage within the United States, primarily through the imposition of health insurance mandates on employers and individuals, strengthening of program integrity measures and enforcement authority, and expansion of the Medicaid program. The PPACA substantially changes the way healthcare is financed by both governmental and private insurers and significantly affects the pharmaceutical industry. Several provisions of the new law, which have varying effective dates, may affect us and will likely increase certain of our costs. In this regard, the PPACA includes the following provisions:

•an annual, non-deductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs that began in 2011;

•an increase in the rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13% of the average manufacturer price for branded and generic drugs, respectively;

•an extension of manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;

•new methodologies by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, and for drugs that are line extensions;

•changes to the Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts to negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;

•expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;

•expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for certain individuals with income at or below 133% of the Federal Poverty Level, thereby potentially increasing manufacturers’ Medicaid rebate liability;

•a new requirement to annually report drug samples that manufacturers and distributors provide to licensed practitioners or to pharmacies of hospitals or other healthcare entities;

•a licensure framework for follow-on biologic products;

•a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and

•creation of the Independent Payment Advisory Board which has the authority to recommend certain changes to the Medicare program that could result in reduced payments for prescription drugs.

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

International operations are also generally subject to extensive price and market regulations and there are many proposals for additional cost-containment measures, including proposals that would directly or indirectly impose additional price controls or reduce the value of our intellectual property portfolio or may make it economically unsound to launch our products in certain countries. We cannot predict the extent to which our business may be affected by these or other potential future legislative or regulatory developments. Future price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our current and future products, which would adversely affect our revenue and results of operations.

Additionally, in some countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product candidate. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after coverage and reimbursement have been obtained. Reference pricing used by various European Union member states and parallel distribution or arbitrage between low-priced and high-priced member states, can further reduce prices. To obtain reimbursement or pricing approval in some countries, we may be required to conduct additional clinical trials that compare the cost-effectiveness of our product candidates to other available therapies, which is time-consuming and costly. If reimbursement of our product candidates is unavailable or limited in scope or amount in a particular country, or if pricing is set at unsatisfactory levels, we may be unable to achieve or sustain profitability of our products in such country.

If our processes and systems are not compliant with regulatory requirements, we could be subject to restrictions on marketing our products or could be delayed in submitting regulatory filings seeking approvals for our product candidates.

We have a number of regulated processes and systems that are required to obtain and maintain regulatory approval for our drugs and product candidates. These processes and systems are subject to continual review and periodic inspection by the FDA and other regulatory bodies. If compliance issues are identified at any point in the development and approval process, we may experience delays in filing for regulatory approval for our product candidates, or delays in obtaining regulatory approval after filing. Any later discovery of previously unknown problems or safety issues with approved drugs or manufacturing processes, or failure to comply with regulatory requirements, may result in restrictions on such drugs or manufacturing processes, withdrawal of drugs from the market, the imposition of civil or criminal penalties or a refusal by the FDA and/or other regulatory bodies to approve pending applications for marketing approval of new drugs or supplements to approved applications, any of which could have a material adverse effect on our business. Given the number of high profile adverse safety events associated with certain drug products, regulatory authorities may require, as a condition of approval, costly risk evaluation and mitigation strategies, which may include safety surveillance, restricted distribution and use, patient education, enhanced labeling, expedited reporting of certain adverse events, pre-approval of promotional materials and restrictions on direct-to-consumer advertising. For example, any labeling approved for any of our product candidates may include a restriction on the term of its use, or it may not include one or more intended indications. Furthermore, any new legislation addressing drug safety issues could result in delays or increased costs during the period of product development, clinical trials and regulatory review and approval, as well as increased costs to assure compliance with any new post-approval regulatory requirements. Any of these restrictions or requirements could force us or our collaborators to conduct costly studies.

In addition, we are a party to agreements that transfer responsibility for complying with specified regulatory requirements, such as packaging, storage, advertising, promotion, record-keeping and submission of safety and other post-market information on the product or compliance with manufacturing requirements, to our collaborators and third-party manufacturers. Approved products, manufacturers and manufacturers’ facilities are required to comply with extensive FDA requirements, including ensuring that quality control and manufacturing procedures conform to current good manufacturing practices (“cGMP”). As such, we and our contract manufacturers, which we are responsible for overseeing and monitoring for compliance, are subject to continual review and periodic inspections to assess compliance with cGMP. Accordingly, we and others with whom we work must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control. The FDA may hold us responsible for any deficiencies or noncompliance of our contract manufacturers in relation to our product candidates and commercial products. If our collaborators or third-party manufacturers do not fulfill these regulatory obligations, any drugs we market or for which we or they obtain approval may be deemed adulterated, which carries significant legal implications, and may be subject to later restrictions on manufacturing or sale, which could have a material adverse effect on our business.

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

The patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Although we enter into non-disclosure and confidentiality agreements with parties who have access to patentable aspects of our research and development output, such as our employees, collaboration partners, consultants, advisors and other third parties, any of these parties may breach the agreements and disclose such output before a patent application is filed, thereby jeopardizing our ability to seek patent protection.

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

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our pending and future patent applications may not result in patents being issued, and even if issued, the patents may not meaningfully protect our products or product candidates, effectively prevent competitors and third parties from commercializing competitive products or otherwise provide us with any competitive advantage. Our competitors or other third parties may be able to circumvent our patents by developing similar or alternative products in a non-infringing manner. Changes in the patent laws, implementing regulations or interpretation of the patent laws in the United States and other countries may also diminish the value of our patents or narrow the scope of our patent protection.

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

Assuming the other requirements for patentability are met, prior to March 2013, in the United States, the first to make the claimed invention was entitled to the patent, while outside the United States, the first to file a patent application was entitled to the patent. Beginning in March 2013, the United States transitioned to a first-inventor-to-file system in which, assuming the other requirements for patentability are met, the first-inventor-to-file a patent application will be entitled to the patent. We may be subject to a third-party preissuance submission of prior art to the U.S. Patent and Trademark Office (U.S. PTO) or become involved in opposition, derivation, revocation, reexamination, post-grant and inter partes review or interference proceedings challenging our patent rights or the patent rights of others. Participation in these proceedings can be very complex, expensive and may divert our management’s attention from our core business. Furthermore, an adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize medicines without infringing third-party patent rights.

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

If we or one of our licensing partners initiated legal proceedings against a third party to enforce a patent covering one of our product candidates, the defendant could counterclaim that the patent covering our product candidate is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Although we have conducted due diligence on patents we have exclusively in-licensed, the outcome following legal assertions of invalidity and unenforceability during patent litigation is unpredictable. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the U.S. PTO, or made a misleading statement, during prosecution. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, post-grant review, inter partes review, interference proceedings, derivation proceedings, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). Such proceedings could result in revocation or amendment to our patents in such a way that they no longer cover our products and product candidates. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art of which we and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our product candidates. Such a loss of patent protection would have a material adverse impact on our business.

Third-party claims of intellectual property infringement, misappropriation or other violation may prevent or delay our development and commercialization efforts.

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

Third parties may assert that we are employing their proprietary technology without authorization and may assert infringement claims against us based on existing patents or patents that may be granted in the future, regardless of their merit. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. Because patent applications can take many years to issue, there may be currently pending patent applications which may later result in issued patents that our product candidates may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of any of our product candidates, any molecules formed during the manufacturing process or any final product itself, the holders of any such patents may be able to block our ability to commercialize such product unless we obtained a license under the applicable patents, or until such patents expire.

Similarly, if any third-party patents were held by a court of competent jurisdiction to cover aspects of our formulations, processes for manufacture or methods of use, the holders of any such patents may be able to block our ability to develop and commercialize the applicable product unless we obtained a license or until such patent expires. In either case, such a license may not be available on commercially reasonable terms or at all. Even if we or our future strategic collaborators were able to obtain a license, the rights may be nonexclusive, which could result in our competitors gaining access to the same intellectual property and it could require us to make substantial licensing and royalty payments.

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

Most of our competitors are larger than we are and have substantially greater resources and may be able to sustain the costs of complex patent litigation longer than we could. The uncertainties associated with litigation could have a material adverse effect on our ability to raise the funds necessary to continue our clinical trials, continue our internal research programs, in-license needed technology or enter into strategic collaborations that would help us bring our product candidates to market.

Intellectual property rights do not necessarily address all potential threats to our competitive advantage.

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business, or permit us to maintain our competitive advantage. For example:

•others may be able to make compounds that are similar to our product candidates but that are not covered by the claims of the patents that we own or have exclusively licensed;

•we or our licensors or collaboration partners might not have been the first to make the inventions covered by the issued patent or pending patent application that we own or have exclusively licensed;

•we or our licensors or collaboration partners might not have been the first to file patent applications covering certain of our or their inventions;

•others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;

•it is possible that our pending patent applications will not lead to issued patents;

•issued patents that we own or have exclusively licensed may not provide us with any competitive advantages or may be held invalid or unenforceable, as a result of legal challenges by our competitors;

•our competitors might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;

•we may not develop additional proprietary technologies that are patentable; and/or

•the patents of others may have an adverse effect on our business.

Should any of these events occur, they could significantly harm our business, results of operations and prospects.

Risks Related to Our Dependence on Third Parties

We expect to continue to contract with third-party suppliers for the production of our commercial product portfolio as well as our developmental product candidates for clinical trial use and, if approved, for commercialization.

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

We have agreements with third-party manufacturers for the provision of active pharmaceutical ingredient (API), drug product manufacturing and packaging of our commercial products. Reliance on third-party manufacturers carries additional risks, such as not being able to comply with cGMP or similar regulatory requirements outside the United States. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products.

Due to FDA requirements and other factors, we are generally unable to make changes to our supplier arrangements without delay. Manufacturing services related to each of our pharmaceutical products are primarily provided by a single source. Each of our raw materials are also provided by a single source. We attempt to mitigate this risk through long-term contracts and inventory safety stock. In the event that any of these third-party manufacturers fail regulatory compliance, fail to meet quality assurance specifications or experience an unavoidable extraordinary event, our business could be adversely affected.

Any products that we may develop may compete with other product candidates and commercialized products for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us. Any performance failure or refusal to supply on the part of our existing or future suppliers could delay clinical development, marketing approval or commercialization of our products. If our current suppliers cannot perform as agreed, we may be required to replace one or more of these suppliers. Although we believe that there are a number of potential long-term replacements to each supplier, we may incur added costs and delays in identifying and qualifying any such replacements.

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

We are dependent on patents, know-how and proprietary technology, both our own and licensed from others. We are party to intellectual property license agreements with third parties and expect to enter into additional license agreements in the future. Our current license agreements impose, and we expect that future license agreements will impose, various diligence, development, commercialization, payment and other obligations. If we fail to comply with our obligations under these agreements, the licensor may have the right to terminate the license agreement or may exercise a right to have the intellectual property that we license returned. For example, under our exclusive sub-license agreement for belumosudil with NT Life Sciences, LLC and Surface Logix, Inc., if we fail to comply with our diligence obligations, the former owners of the intellectual property licensed under such agreement may require us and our licensors to return such intellectual property, in which case our license to such intellectual property would terminate. Any termination of these licenses could result in the loss of significant rights and could have a material adverse effect on our ability to commercialize our product candidates, including belumosudil.

Disputes may also arise between us and our licensors regarding intellectual property subject to a license agreement, including those relating to:

•the scope of rights granted under the license agreement and other interpretation-related issues;

•whether and the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the license agreement;

•our right to sublicense patent and other rights to third parties under collaborative development relationships;

•whether we are complying with our diligence obligations with respect to the use of the licensed technology in relation to our development and commercialization of our product candidates; and/or

•the allocation of ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and by us and our collaboration partners.

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

The risks that we face in connection with our current and any future collaborations include the following:

•Our collaborators may change the focus of their development and commercialization efforts or may have insufficient resources to effectively develop our product candidates. The ability of some of our products and product candidates to reach their potential could be limited if collaborators decrease or fail to increase development or commercialization efforts related to those products or product candidates.

•Any future collaboration agreements may have the effect of limiting the areas of research and development that we may pursue, either alone or in collaboration with third parties.

•Collaborators may develop and commercialize, either alone or with others, drugs that are similar to or competitive with the drugs or product candidates that are the subject of their collaborations with us.

Our collaboration agreements are subject to termination under various circumstances.

Risks Related to Our Operations

Our business has been, and will likely continue to be adversely affected by the effects of health epidemics and pandemics, including the COVID-19 pandemic, in regions where we or third parties on which we rely have significant concentrations of clinical trial sites or other business operations. The COVID-19 pandemic has impacted our operations, including at our corporate headquarters in New York, commercial operations in Pennsylvania, clinical operations in Massachusetts, research facility in New Jersey and at our clinical trial sites, as well as the business or operations of our CROs or other third parties with whom we conduct business. If these impacts continue for an extended period of time, our business could be materially and adversely affected.

Our business has been be adversely affected by health epidemics in regions where we have clinical trial sites or other business operations and could cause significant disruption in the operations of CROs upon whom we rely. For example, in response to the COVID-19 pandemic we implemented work-from-home policies and other measures directed at employee safety. These policies have impacted productivity in certain business units, impacted management attention, depleted resources, disrupted our business and delayed our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. These and similar disruptions in our operations could materially and adversely impact our business, operating results and financial condition. In addition, our clinical trials may be affected by the COVID-19 pandemic. Clinical site initiation and patient enrollment may be delayed due to prioritization of hospital resources toward the COVID-19 pandemic. For instance, due to interruptions at clinical sites, enrollment has been delayed in our ongoing Phase 2 clinical trial of belumosudil (KD025) in systemic sclerosis and enrollment was also delayed in our ongoing Phase 1 clinical trial of KD033 in patients with metastatic or locally advanced solid tumors. Also, some patients may not be able to comply with clinical trial protocols if quarantine impedes patient movement or interrupt healthcare services. Similarly, our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 and adversely impact our clinical trial operations. The COVID-19 pandemic may materially affect us economically. While the economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, the widespread pandemic has resulted in significant disruption of global financial markets, potentially reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock.

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

On April 14, 2020 we received proceeds of $3.1 million from a loan under the Paycheck Protection Program (“PPP Loan”) of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which we intend to use to retain current employees, maintain payroll and make lease and utility payments. While we have applied for forgiveness, we cannot provide any assurance that we will be eligible for loan forgiveness, or that any amount of the PPP Loan will ultimately be forgiven by the U.S. Small Business Administration (“SBA”). Furthermore, on April 28, 2020, the Secretary of the U.S. Department of the Treasury stated that the SBA will perform a full review of any PPP loan over $2.0 million before forgiving the loan.

In order to apply for the PPP Loan, we were required to certify, among other things, that the current economic uncertainty made the PPP Loan request necessary to support our ongoing operations. We made this certification in good faith after analyzing, among other things, the maintenance of our entire workforce, notwithstanding certain obvious “work-from-home” limitations associated with the nature of our business and managing risks to our development programs. In considering our position, we, an emerging growth clinical-stage biopharmaceutical research and development company with approximately 120 employees at the time of application (including 27 research staff ordinarily located within our laboratories), currently conducting 6 clinical trials to develop at least 3 medicines for currently unmet and under-served medical needs, took into account our classification as a smaller reporting company under SEC rules, our ability to currently access alternative forms of capital in the current market environment, and that management expressed substantial doubt as described in Note 1 of the financial statements in our Annual Report on Form 10-K filed with the SEC on March 5, 2020 about our ability to continue as a going concern based upon our recurring and continuing losses from operations and our need for additional funding to continue operations. The report of our independent registered public accounting firm BDO USA, LLP also included an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. Following this analysis, we believe that we satisfied all eligibility criteria for the PPP Loan, and that our receipt of the PPP Loan is consistent with the broad objectives of the PPP of the CARES Act, and following receipt of the loan, we have made no COVID-19 layoffs. The certification described above did not contain any objective criteria and is subject to interpretation. We will continue to assess our continued qualification if and when updated guidance is released by the Treasury Department. If, despite our good-faith belief that given our circumstances we satisfied all eligible requirements for the PPP Loan, we are later determined to have violated any applicable laws or regulations or it is otherwise determined that we were ineligible to receive the PPP Loan, we may be required to repay the PPP Loan in its entirety and/or be subject to additional penalties, which could also result in adverse publicity and damage to reputation. In addition, our receipt of the PPP Loan may result in adverse publicity and damage to our reputation, and a review or audit by the SBA or other government entity or claims under the False Claims Act could consume significant financial and management resources. If these events were to transpire, they could have a material adverse effect on our business, results of operations and financial condition.

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

Despite our efforts to retain valuable employees, members of our management, scientific and development teams may terminate their employment with us on short notice. Our employment arrangements generally provide for at-will employment, which means that any of our employees could leave our employment at any time, with or without notice. The loss of the services of any of our executive officers or other key employees and our inability to find suitable replacements could potentially harm our business, financial condition and prospects. Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level and senior managers as well as junior, mid-level and senior scientific and medical personnel.

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

We may evaluate various acquisitions and strategic collaborations, including licensing or acquiring complementary products, intellectual property rights, technologies or businesses. Any potential acquisition or strategic collaboration may entail numerous risks, including:

•increased operating expenses and cash requirements;

•the assumption of additional indebtedness or contingent liabilities;

•assimilation of operations, intellectual property and products of an acquired company, including difficulties associated with integrating new personnel;

•the diversion of our management’s attention from our existing product programs and initiatives in pursuing such a strategic merger or acquisition;

•retention of key employees, the loss of key personnel, and uncertainties in our ability to maintain key business relationships;

•risks and uncertainties associated with the other party to such a transaction, including the prospects of that party and their existing products or product candidates and regulatory approvals; and/or

•our inability to generate revenue from acquired technology and/or products sufficient to meet our objectives in undertaking the acquisition or even to offset the associated acquisition and maintenance costs.

In addition, if we undertake acquisitions, we may issue dilutive securities, assume or incur debt obligations, incur large one-time expenses and acquire intangible assets that could result in significant future amortization expense. Moreover, we may not be able to locate suitable acquisition opportunities and this inability could impair our ability to grow or obtain access to technology or products that may be important to the development of our business.

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

At December 31, 2020, we had 127 full-time employees. As our development and commercialization plans and strategies develop, we expect to expand our employee base for managerial, operational, sales, marketing, financial and other resources. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. Also, our management may need to divert a disproportionate amount of their attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations which may result in weaknesses in our infrastructure, give rise to operational errors, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of existing and additional product candidates. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate and/or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively with others in our industry will depend, in part, on our ability to effectively manage any future growth.

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

Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.

Our net operating loss (“NOL”) carryforwards could expire unused and be unavailable to offset future income tax liabilities because of their limited duration or because of restrictions under U.S. tax law. NOLs generated in taxable years beginning before January 1, 2018 are permitted to be carried forward for only 20 taxable years under applicable U.S. federal income tax law. In accordance with the Tax Cuts and Jobs Act of 2017, losses generated beginning with the 2018 tax year may be carried forward indefinitely for U.S. federal tax purposes, however losses were initially limited to offset 80% of taxable income in future years. Thus, 80% of the U.S. federal deferred tax liability related to goodwill was able to be used to offset the valuation allowance as of December 31, 2019. In accordance with the Coronavirus Aid, Relief, and Economic Security Act of 2020, however, losses generated in 2018 through 2020 may now offset 100% of taxable income in future years. Since the Company’s losses generated in 2018 through 2020 are greater than the book vs. tax basis difference related to goodwill, all of the U.S. federal deferred tax liability related to goodwill may be used to offset the valuation allowance as of December 31, 2020. The extent to which state income tax law will conform to the Tax Act and CARES Act is uncertain. As of December 31, 2020, we had net operating loss (“NOL”) carryforwards for U.S. federal and state income tax purposes of approximately $408.4 million and $349.6 million, respectively. These carryforwards expire at various dates through December 31, 2037, with the exception of approximately $117.3 million of U.S. federal NOL carryforwards, which will not expire.

In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” (as defined under Section 382 of the Code and applicable Treasury Regulations) is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. We have undergone ownership changes in the past and, accordingly, our NOLs are subject to limitation. It is possible that we have in the past undergone and may in the future undergo, additional ownership changes that we have not identified, including in connection with conversion of the notes, which could result in additional limitations on our NOLs. Furthermore, our ability to utilize NOLs of companies that we acquire may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to reduce future income tax liabilities, including for state tax purposes. For these reasons, we may not be able to utilize a material portion of the NOLs reflected on our balance sheet, even if we attain profitability, which could result in increased future tax liabilities to us and could adversely affect our operating results and financial condition.

Risks Related to Our Common Stock

We expect that our stock price will fluctuate significantly.

The trading prices of the securities of pharmaceutical and biotechnology companies have been highly volatile. The trading price of our common stock also may be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. In addition to the factors discussed in this “Risk Factors” section, these factors include:

•adverse results or delays in the planned clinical trials of our product candidates or any future clinical trials we may conduct, or changes in the development status of our product candidates;

•any delay in our regulatory filings for our product candidates and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such filings, including without limitation the FDA’s issuance of a “refusal to file” letter or a request for additional information;

•regulatory or legal developments in the United States and other countries, especially changes in laws or regulations applicable to our products and product candidates, including clinical trial requirements for approvals;

•our inability to obtain or delays in obtaining adequate product supply for any approved product or inability to do so at acceptable prices;

•failure to commercialize our product candidates or if the size and growth of the markets we intend to target fail to meet expectations;

•additions or departures of key scientific or management personnel;

•unanticipated serious safety concerns related to the use of our product candidates;

•introductions or announcements of new products offered by us or significant acquisitions, strategic collaborations, joint ventures or capital commitments by us, our collaborators or our competitors and the timing of such introductions or announcements;

•our ability or inability to effectively manage our growth;

•changes in the structure of healthcare payment systems;

•our failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;

•publication of research reports about us or our industry, or positive or negative recommendations or withdrawal of research coverage by securities analysts;

•market conditions in the pharmaceutical and biotechnology sectors or the economy generally;

•our ability or inability to raise additional capital through the issuance of equity or debt or collaboration arrangements and the terms on which we raise it;

•trading volume of our common stock;

•disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies; and/or

•significant lawsuits, including patent or stockholder litigation.

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

Certain holders of our shares have rights requiring us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders, subject to certain conditions. Shares issued upon the exercise of stock options outstanding under our equity incentive plans or pursuant to future awards granted under those plans will become available for sale in the public market to the extent permitted by the provisions of applicable vesting schedules, any applicable market stand-off and lock-up agreements, Rule 144 and Rule 701 under the Securities Act of 1933 (the “Securities Act”), as well as, to the extent applicable, under the registration statement on Form S-8 that we have filed.

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

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock. In addition, any future testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement.

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. However, for as long as we are an “emerging growth company” under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404. We could be an emerging growth company for up to five years following the date of our IPO. In any event, we will no longer qualify as an emerging growth company as of December 31, 2021. An independent assessment of the effectiveness of our internal controls could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls could lead to financial statement restatements and require us to incur the expense of remediation.

Holders of our convertible preferred stock may exert substantial influence over us and may exercise their control in a manner adverse to your interests.

So long as shares of our convertible preferred stock remain outstanding, without the consent of at least a majority of the then outstanding shares of the convertible preferred stock, we may not (i) authorize or approve the issuance of any convertible preferred stock, senior securities or parity securities (or, in each case, any security convertible into, or convertible or exchangeable therefor or linked thereto) or authorize or create or increase the authorized amount of any convertible preferred stock, senior securities or parity securities (or, in each case, any security convertible into, or convertible or exchangeable therefor or linked thereto); (ii) authorize or approve the purchase or redemption of any parity securities or junior securities; (iii) amend, alter or repeal any of the provisions of the certificate of designations, our certificate of incorporation or our by-laws in a manner that would adversely affect the powers, designations, preferences and rights of the convertible preferred stock; (iv) contract, create, incur, assume or suffer to exist any indebtedness or guarantee any such indebtedness with an aggregate value of more than $5,000,000 (subject to certain exceptions); or (v) agree to take any of the above actions. The holders of convertible preferred stock will have one vote for each share of common stock into which such holders’ shares could then be converted at the time, and with respect to such vote, will have voting rights and powers equal to the voting rights and powers of the holders of our common stock.

The certificate of designations governing the convertible preferred stock also provides that no amendment or waiver of any provision of the certificate of designations or our charter or bylaws shall, without the prior written consent of all holders of the convertible preferred stock who are known to us to hold, together with their affiliates, more than 5% of the convertible preferred stock then outstanding (i) reduce any amounts payable or that may become payable to holders of the convertible preferred stock; (ii) postpone the payment date of any amount payable to holders of the convertible preferred stock or waive or excuse any payment; (iii) modify or waive the conversion rights of the convertible preferred stock in a manner that would adversely affect any holder of the convertible preferred stock; or (iv) change any of the voting-related provisions or any other provision of the certificate of designations specifying the number or percentage of holders of the convertible preferred stock which are required to waive, amend or modify any rights under the certificate of designations or make any determination or grant any consent under that document.

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of us difficult, limit attempts by our stockholders to replace or remove our current management and adversely affect our stock price.

Provisions of our certificate of incorporation and bylaws may delay or discourage transactions involving an actual or potential change in our control or change in our management, including transactions in which stockholders might otherwise receive a premium for their shares, or transactions that our stockholders might otherwise deem to be in their best interests. Therefore, these provisions could adversely affect the price of our stock. Among other things, our certificate of incorporation and bylaws:

•permit the board of directors to issue up to 10,000,000 shares of preferred stock, with any rights, preferences and privileges as they may designate;

•provide that the authorized number of directors may be changed only by resolution of the board of directors;

•provide that all vacancies, including newly-created directorships, may, except as otherwise required by law, be filled by the affirmative vote of a majority of directors then in office, even if less than a quorum; and

•require that any action to be taken by our stockholders must be effected at a duly called annual or special meeting of stockholders and may not be taken by written consent.

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

Our management has broad discretion in using cash, cash equivalents and marketable debt securities and our other capital resources.

We expect to continue to use our cash, cash equivalents and marketable debt securities and our other capital resources to fund the clinical development of our pipeline and for general corporate purposes. Our management has broad discretion in the application of our cash, cash equivalents and marketable debt securities and our other capital resources and could spend the funds in ways that do not improve our results of operations or enhance the value of our equity. The failure by our management to apply these funds effectively could result in financial losses that could have a material adverse effect on our business, diminish available cash flows available to service our debt, cause the value of our equity to decline and delay the development of our product candidates. Pending their use, we may invest cash, cash equivalents and marketable debt securities and our other capital resources in a manner that does not produce income or that loses value.

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

Risks Related to our Outstanding Convertible Senior Notes

We may not have the ability to raise the funds necessary to settle cash conversions of the Notes or to repurchase the Notes upon a fundamental change, and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the Notes.

On February 16, 2021, we issued the Notes. The terms of the Notes are governed by an Indenture dated February 16, 2021 (the “Trustee”), by and between Kadmon and U.S. Bank National Association, as trustee (the “Trustee”). The Notes are senior, unsecured obligations of Kadmon and will accrue interest payable semiannually in arrears on February 15 and August 15 of each year, beginning on August 15, 2021, at a rate of 3.625% per year, plus any additional interest or special interest that may accrue pursuant to the terms of the Indenture. The Notes will mature on February 15, 2027, unless earlier converted or repurchased. Upon maturity, the Notes are convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. We received net proceeds from the offering of approximately $232.8 million, after deducting the Initial Purchasers’ discount. Holders of the Notes will have the right, subject to certain conditions and limited exceptions, to require us to repurchase all or a portion of their notes upon the occurrence of a fundamental change at a fundamental change repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid special interest, if any, as defined in the Indenture. In addition, upon conversion of the Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Notes being converted as defined in the Indenture. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Notes surrendered therefor or pay cash with respect to Notes being converted. In addition, our ability to repurchase the Notes or to pay cash upon conversions of the Notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase the Notes at a time when the repurchase is required by the Indenture or to pay any cash payable on future conversions of the Notes as required by the Indenture would constitute a default under the Indenture. A default under the Indenture governing the Notes or the fundamental change itself could also lead to a default under agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Notes or make cash payments upon conversions thereof.

The conditional conversion feature of the Notes, if triggered, may adversely affect our financial condition and operating results.

In the event the conditional conversion feature of the Notes is triggered, holders of Notes will be entitled to convert the Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

Transactions relating to our Notes may affect the value of our common stock.

In connection with the pricing of the Notes, we entered into privately negotiated capped call transactions (the “Capped Call Transactions”) with certain financial institutions (the “Capped Call Counterparties”). The Capped Calls cover, subject to customary adjustments, the number of shares of common stock initially underlying the Notes and are expected generally to reduce the potential dilution of our common stock upon any conversion of the Notes or at our election (subject to certain conditions) offset any cash payments we are required to make in excess of the aggregate principal amount of converted Notes, as the case may be, with such reduction or offset subject to a cap.

In addition, the Capped Call Counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions following the pricing of the Notes and from time to time prior to the maturity of the Notes. This activity could also cause or avoid an increase or a decrease in the market price of our common stock.

We are subject to counterparty risk with respect to the Capped Calls.

The Capped Call Counterparties are financial institutions, and we will be subject to the risk that any or all of them might default under the Capped Calls. Our exposure to the credit risk of the Capped Call Counterparties will not be secured by any collateral. Past global economic conditions have resulted in the actual or perceived failure or financial difficulties of many financial institutions. If a Capped Call Counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under the Capped Calls with such Capped Call Counterparty. Our exposure will depend on many factors but, generally, an increase in our exposure will be correlated to an increase in the market price subject to the cap and in the volatility of our common stock. In addition, upon a default by a Capped Call Counterparty, we may suffer more dilution than we currently anticipate with respect to our common stock. We can provide no assurances as to the financial stability or viability of the Capped Call Counterparties.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We have three primary operating locations which are occupied under long-term leasing arrangements. In October 2010, Kadmon Corporation, LLC entered into a corporate headquarters and laboratory lease in New York, New York, expiring in February 2021 and opened a secured letter of credit with a third party financial institution in lieu of a security deposit for $2.0 million. Since inception, there have been six amendments to this lease agreement, which have altered office and laboratory capacity and extended the lease term through October 2025. We have the ability to extend portions of the lease on the same terms and conditions as the current lease, except that the base rent will be adjusted to the fair market rental rate for the building based on the rental rate for comparable space in the building at the time of extension.

We are party to an operating lease in Warrendale, Pennsylvania (our specialty-focused commercial operation), which expires on September 30, 2022, with two five-year renewal options, which would extend the term to September 30, 2032, if exercised. Rental payments under the renewal period will be at market rates determined from the average rentals of similar tenants in the same industrial park.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is listed on the Nasdaq Global Select Market under the symbol “KDMN”. On October 13, 2020, we provided written notice to the New York Stock Exchange that we intended to voluntarily delist our common stock from the New York Stock Exchange, effective as of the close of trading on October 23, 2020, and transfer the listing of its Common Stock to the Nasdaq Global Select Market. Trading on the Nasdaq Global Select Market commenced on October 26, 2020.

Holders of Record

On March 1, 2021, there were approximately 187 stockholders of record of our common stock and the closing price of our common stock was $4.95 per share as reported by the Nasdaq Global Select Market.

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

Recent Sales of Unregistered Securities

On February 16, 2021, we issued $240.0 million aggregate principal amount of 3.625% convertible senior notes due 2027 (the “Notes”), in a private offering pursuant to Rule 144A under the Securities Act. The offer and sale of the Notes to the initial purchasers for the Notes was made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act. We relied on this exemption from registration based in part on representations made by the initial purchasers, including that such initial purchasers would only offer, sell or deliver the Notes to persons whom they reasonably believe to be qualified institutional buyers within the meaning of Rule 144A under the Securities Act.

See Note 17, “Subsequent Events – Convertible Senior Notes” of the notes to our consolidated financial statements in Part IV, Item 15 of this Annual Report on Form 10-K, for additional details regarding the Notes.

Purchases of Equity Securities by the Issuer of Affiliated Purchasers

None.

Securities Authorized for issuance under our Equity Compensation Plans

The information called for by this item will be included in our definitive proxy statement with respect to our 2021 Annual Meeting of Shareholders to be filed with the SEC, and is incorporated herein by reference.

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

Overview

We are a clinical-stage biopharmaceutical company engaged in the discovery, development and commercialization of small molecules and biologics to address significant unmet medical needs. Our pipeline includes developmental treatments for immune and fibrotic diseases as well as immuno-oncology therapies. We leverage our multi-disciplinary research and development team members to identify and pursue a diverse portfolio of novel product candidates, both through in-licensing products and employing our small molecule and biologics platforms. Our team has a proven track record of successful drug development and commercialization. We believe that we have the ability to progress these candidates ourselves while maintaining flexibility for commercial and licensing arrangements. We expect to continue to progress our clinical candidates and have further clinical trial and regulatory events to report in 2021.

Our most advanced product candidate, belumosudil (KD025) is an orally administered, selective small molecule inhibitor of Rho-associated coiled-coil kinase 2 (“ROCK2”), a signaling pathway that modulates inflammatory response. A pivotal study of belumosudil is ongoing in patients with chronic graft-versus-host disease (“cGVHD”), a complication that can occur following hematopoietic cell transplantation (“HCT”) and results in multi-organ inflammation and fibrosis. In November 2020, the U.S. Food and Drug Administration (“FDA”) accepted the New Drug Application (NDA) for belumosudil for the treatment of patients with cGVHD. The FDA granted Priority Review for the NDA for belumosudil and assigned a Prescription Drug User Fee Act (“PDUFA”) target action date of May 30, 2021. The NDA is being reviewed under the FDA's Real-Time Oncology Review (“RTOR”) and Project Orbis pilot programs. The RTOR program aims to explore a more efficient review process to ensure that safe and effective treatments are available to patients as early as possible. The FDA's Project Orbis is an initiative of the OCE and, according to the FDA, is designed to provide a framework for concurrent submission and review of oncology products among international partners.

The FDA has granted Breakthrough Therapy Designation to belumosudil for the treatment of patients with cGVHD after failure of two or more lines of systemic therapy as well as Orphan Drug Designation to belumosudil for the treatment of cGVHD.

In addition to cGVHD, we are developing belumosudil for the treatment of systemic sclerosis (“SSc”), an autoimmune disease characterized by chronic inflammation, fibrosis and vascular damage. The FDA has granted Orphan Drug Designation to belumosudil for the treatment of SSc. A double-blind, placebo-controlled, 60-patient Phase 2 clinical trial of belumosudil in diffuse cutaneous SSc (KD025-209) is ongoing, and we anticipate initiating an open-label Phase 2 clinical trial of belumosudil in SSc in 2021 designed to quickly demonstrate the potential of belumosudil in SSc while the placebo-controlled trial is ongoing.

Further, we have a biologics research platform focused on the development of immuno-oncology therapeutics, specifically, IL-15-containing fusion proteins for the treatment of cancer. KD033 is an anti-PD-L1/IL-15 fusion protein and is the most advanced product candidate from our IL-15 platform. We initiated a Phase 1 clinical trial of KD033 in adults with metastatic or locally advanced solid tumors in 2020.

The global COVID-19 pandemic, may materially affect us economically. While the economic impact of the COVID-19 pandemic may be difficult to assess or predict, this widespread pandemic has resulted in a significant disruption of global financial markets, which may reduce our ability to access capital. If the disruption to the financial markets is protracted, our liquidity could be negatively affected in the future. In addition, a recession or market correction resulting from the COVID-19 pandemic could materially affect our business and the value of our common stock. During these uncertain times, the Company’s top priorities are to ensure the health and welfare of its employees, maintain product safety and continue to advance its clinical studies. However, our clinical trials have been impacted, and we may experience delays in anticipated timelines and milestones. For instance, due to interruptions at clinical sites, enrollment has been delayed in our ongoing Phase 2 clinical trial of belumosudil in systemic sclerosis and enrollment was also delayed in our ongoing Phase 1 clinical trial of KD033 in patients with metastatic or locally advanced solid tumors. In addition, we may experience disruptions in our supply chain, including our supply of our product candidates, which may adversely affect the conduct of our clinical trials. Our CROs may be unable to conduct clinical trials for product candidates as a result of the COVID-19 pandemic. The COVID-19 pandemic could impact our healthcare systems and our clinical trial sites’ ability to conduct trials to varied degrees and times. COVID-19 creates risk of interruption availability of necessary clinical supplies as well as local regulatory reviews, hospital ethics committee reviews and site monitors.

Our operations to date have been focused on developing first-in-class innovative therapies for indications with significant unmet medical needs while leveraging our commercial infrastructure. We have never been profitable and had an accumulated deficit of $444.1 million at December 31, 2020. Our net losses were $108.9 million and $61.4 million for the years ended December 31, 2020 and 2019, respectively. Although our commercial business generates revenue, we expect to incur significant losses for the foreseeable future as we continue our development of, and seek regulatory approvals for, our product candidates, hire additional personnel and initiate commercialization of any products that receive regulatory approval. We anticipate that our expenses will increase substantially if, or as, we:

•invest significantly to further develop our most advanced product candidates;

•initiate clinical trials and preclinical studies for our other product candidates;

•seek regulatory approval for our product candidates that successfully complete clinical trials;

•continue to invest in our research discovery platforms;

•seek to identify additional product candidates;

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

Components of Statement of Operations

Revenue

Our revenue is derived from sales of CLOVIQUE™ (Trientine Hydrocholride), licensing revenue related to our strategic partnerships, and service revenue from our sublease agreements with MeiraGTx. No meaningful revenue has been generated from sales of our other products. Revenue in 2020 primarily includes the recognition of $6.0 million licensing fees related to our strategic partnership with Meiji Seika Pharma Co., Ltd (“Meiji”), pursuant to which we and Meiji formed a joint venture to develop belumosudil in Japan. In February 2021, we entered into an agreement to divest the CLOVIQUE™ ANDA’s and associated US-based patents and trademarks. We do not expect this to have a significant impact as the revenues derived from CLOVIQUE in 2020 and 2019 were $1.7 million and $0.4 million, respectively.

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

Research and development expenses

Research and development expenses consist primarily of costs incurred for the development of our product candidates, which include:

•license fees related to our license and collaboration agreements;

•research and development-based employee-related expenses, including salaries, benefits, travel and other compensation expenses;

•expenses incurred under our agreements with contract research organizations that conduct nonclinical and preclinical studies, and clinical sites and consultants that conduct our clinical trials;

•costs associated with regulatory filings;

•costs of laboratory supplies and the acquisition, development and manufacture of preclinical and clinical study materials and study drugs; and

•allocated facility-related expenses.

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

The successful development of our product candidates is highly uncertain and subject to numerous risks including, but not limited to:

•the scope, rate of progress and expense of our research and development activities;

•clinical trial results;

•the scope, terms and timing of regulatory approvals;

•the expense of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights;

•the cost, timing and our ability to acquire sufficient clinical and commercial supplies for any product candidates and products that we may develop; and

•the risks disclosed in the section entitled “Risk Factors” in this Annual Report on Form 10-K.

A change in the outcome of any of these variables could mean a significant change in the expenses and timing associated with the development of any product candidate.

Selling, general and administrative expenses

Selling, general and administrative expenses consist primarily of salaries and related costs for non-research personnel, including stock-based compensation and travel expenses for our employees in executive, operational, finance, legal, commercial, regulatory, and human resource functions. Other selling, general and administrative expenses include facility-related costs, lease expense, business insurance, director compensation, accounting and legal services, consulting costs and programs and marketing costs to support the commercial business.

Other (expense) income

Other (expense) income is comprised primarily of interest income we earn on interest-bearing accounts, realized and unrealized gains on equity securities. Other (expense) income also includes gains and losses arising from changes in fair value of our warrant liabilities. The change in fair value is based upon the fair value of the underlying security at the end of each reporting period, as calculated using the Black-Scholes option pricing model.

Critical Accounting Policies and Significant Judgments and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reporting amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to investments, goodwill, fair value of warrant liabilities, share-based compensation and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. If actual results for the critical accounting estimates listed below varied from our estimates, it could significantly impact our financial results. We believe that full consideration has been given to all relevant circumstances that we may be subject to, and the consolidated financial statements accurately reflect our best estimate of the results of operations, financial position and cash flows for the periods presented. While our significant accounting policies are more fully described in Note 2, “Summary of Significant Accounting Policies” of the notes to our consolidated financial statements in Part IV, Item 15 of this Annual Report on Form 10-K, we believe the following accounting policies to be most critical to the judgements and estimates used in the preparation of our financial statements.

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

i.identify the contract(s) with a customer;

ii.identify the performance obligations in the contract;

iii.determine the transaction price;

iv.allocate the transaction price to the performance obligations; and

v.recognize revenue when (or as) performance obligations are satisfied.

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

In determining the appropriate amount of revenue to be recognized as we fulfill our obligations under each arrangement, we perform the following steps:

i.identify the promised goods and services in the contract;

ii.determine whether the promised goods or services are performance obligations, including whether they are distinct within the context of the contract;

iii.measure the transaction price, including the constraint on variable consideration;

iv.allocate the transaction price to the performance obligations; and

v.recognize revenue when (or as) performance obligations are satisfied.

See Note 11, “License Agreements” of the notes to our consolidated financial statements in Part IV, Item 15 of this Annual Report on Form 10-K, for additional details regarding our license arrangements.

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

Share-based compensation expense

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

The assumptions relating to the valuation of our options granted for the years ended December 31, 2020 and 2019 are shown below. The table does not include Performance Options.

	Years Ended
	December 31, 2020	December 31, 2019
Weighted average fair value of grants	$2.86	$2.07
Expected volatility	75.46% - 87.48%	75.96% - 77.73%
Risk-free interest rate	0.29% - 1.64%	1.41% - 2.61%
Expected life	2.0 - 6.0 years	5.5 - 6.0 years
Expected dividend yield	0%	0%

The following table summarizes by grant date the number of shares subject to options granted since January 1, 2019, the per share exercise price of the options, the fair value of common stock underlying the options on date of grant and the per share estimated fair value of the options:

Grant Date	Number of Shares Subject to Options Granted	Per Share Exercise Price of Options	Fair Value of Common Stock per Share on Date of Option Grant	Per Share Estimated Fair Value of Options
January 22, 2019	64,935	$2.27	$2.27	$1.54
February 6, 2019	64,935	$2.27	$2.27	$1.54
February 8, 2019	400,000	$2.17	$2.17	$1.48
May 15, 2019	664,103	$2.29	$2.29	$1.51
May 22, 2019	100,000	$2.25	$2.25	$1.48
August 30, 2019	300,000	$2.14	$2.14	$1.42
November 19, 2019	1,350,000	$4.15	$4.15	$2.76
January 15, 2020	15,000	$4.25	$4.25	$2.81
January 27, 2020	4,224,500	$4.34	$4.34	$2.87
March 3, 2020	7,500	$4.79	$4.79	$3.15
April 8, 2020	20,000	$3.94	$3.94	$2.61
May 5, 2020	20,000	$4.40	$4.40	$2.91
May 13, 2020	442,176	$4.44	$4.44	$2.94
May 14, 2020	100,000	$4.39	$4.39	$2.91
June 1, 2020	25,000	$4.56	$4.56	$3.12
June 10, 2020	3,500	$4.71	$4.71	$3.23
July 9, 2020	4,000	$4.29	$4.29	$2.92
July 22, 2020	1,500	$3.95	$3.95	$2.69
July 29, 2020	3,000	$3.57	$3.57	$2.43
August 5, 2020	7,500	$3.70	$3.70	$2.52
August 12, 2020	50,000	$4.15	$4.15	$2.83
August 13, 2020	36,364	$4.17	$4.17	$2.75
September 17, 2020	2,500	$4.50	$4.50	$3.17
September 30, 2020	3,500	$3.92	$3.92	$2.76
October 22, 2020	6,500	$3.50	$3.50	$2.48
December 9, 2020	40,000	$4.49	$4.49	$3.24
December 10, 2020	10,000	$4.47	$4.47	$3.22
December 16, 2020	5,000	$4.35	$4.35	$3.13

Accrued Research and Development Expenses Under Contractual Arrangements with Third Parties

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

Examples of estimated research and development expenses that we accrue include:

•fees paid to CROs in connection with nonclinical studies;

•fees paid to contract manufacturers in connection with the production of drug product for clinical trials;

•fees paid to CRO and research institutions in connection with conducting clinical studies; and

•professional service fees for consulting and related services.

We base our expenses related to clinical trials on our estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and contract research organizations that conduct and manage clinical trials on our behalf. These estimates are reconciled and confirmed with third parties on a regular basis. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. In accruing expenses, we estimate the time period over which services will be performed and the level of effort to be expended in each period, which is based on an established protocol specific to each clinical trial. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in us reporting amounts that are too high or too low in any particular period.

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

Results of Operations

	Years Ended December 31,
	2020	2019
	(in thousands)
Revenues
Net sales	$1,665	$420
License and other revenue	6,623	4,675
Total revenue	8,288	5,095
Cost of sales	1,150	377
Write-down of inventory	851	912
Gross profit	6,287	3,806
Operating expenses:
Research and development	65,392	56,461
Selling, general and administrative	43,176	36,425
Total operating expenses	108,568	92,886
Loss from operations	(102,281)	(89,080)
Other (expense) income	(6,814)	27,758
Income tax (benefit) expense	(182)	46
Net loss	$(108,913)	$(61,368)
Deemed dividend on convertible preferred stock	2,122	2,058
Net loss attributable to common stockholders	$(111,035)	$(63,426)

Comparison of the years ended December 31, 2020 and 2019

Revenues

Total revenue for 2020 increased by 62.7% as compared to 2019 primarily due to a $6.0 million milestone payment earned pursuant to a joint venture and license agreement entered into with Meiji to develop belumosudil in Japan. In 2019, we recognized a $4.0 million milestone payment earned pursuant to a joint venture and license agreement entered into with BioNova to develop belumosudil in China.

Cost of sales and write-down of inventory

The increase in cost of sales was primarily attributable to the increase in CLOVIQUE net sales revenue for the year ended December 31, 2020 as compared to the year ended December 31, 2019.

Research and development expenses

Research and development expenses increased by 15.8% for the year ended December 31, 2020 as compared the year ended December 31, 2019. The increase of approximately $8.9 million in research and development expense for 2020 was primarily related to direct external costs of developing our lead product candidate, belumosudil. For the years ended December 31, 2020 and 2019, we recognized expense of $26.0 million and $18.3 million, respectively, for belumosudil. There was no significant change in our expense related to developing our other product candidates across multiple projects in 2020 as compared to 2019.

Selling, general and administrative expenses

The increase in selling, general and administrative expenses for the year ended December 31, 2020 as compared the year ended December 31, 2019 was primarily attributable to increased expenses related to the preparation for the potential launch of belumosudil.

Other (expense) income

The following table provides components of other income (expense):

	Years Ended December 31,
	2020	2019
	(in thousands)
Interest expense	$(21)	$(2,816)
Amortization of deferred financing costs, debt discount and debt premium	—	(565)
Change in fair value of warrant liabilities	403	(961)
Unrealized (loss) gain on equity securities	(31,433)	7,922
Realized gain on equity securities	19,784	22,000
Interest income	1,191	2,067
Gain on extinguishment of obligations	3,684	—
Other (expense) income	(422)	111
Other (expense) income	$(6,814)	$27,758

For the years ended December 31, 2020 and 2019, other (expense) income consisted primarily of unrealized and realized gains related to our investment in MeiraGTx ordinary shares, as well as interest income. See Note 10 “Investment in MeiraGTx,” of the notes to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for details related to the Company’s investment in equity securities. Interest expense and other costs related to our debt decreased in 2020 as the Company repaid its debt in full in November 2019.

Deemed Dividend

We have 28,708 shares of 5% convertible preferred stock outstanding, which accrue dividends at a rate of 5% and convert into shares of our common stock at $9.60 per share. In May 2019, the holders of 1,292 shares of 5% convertible preferred stock exercised their right to convert their convertible preferred shares into 154,645 shares of the Company’s common stock. We accrued dividends, inclusive of a beneficial conversion feature on the accrued dividends, on the 5% convertible preferred stock during each of the years ended December 31, 2020 and 2019. The stated liquidation preference amount on the 5% convertible preferred stock totaled $34.8 million at December 31, 2020.

Liquidity and Capital Resources

Overview

We had an accumulated deficit of $444.1 million, working capital of $107.8 million, and cash, cash equivalents and marketable debt securities of $123.9 million at December 31, 2020. Net cash used in operating activities was $87.5 million and $80.1 million for the years ended December 31, 2020 and 2019, respectively.

On February 16, 2021, we issued $240.0 million aggregate principal amount of 3.625% convertible senior notes due 2027 (the "Notes"), pursuant to an Indenture dated February 16, 2021 (the “Indenture”), between us and U.S. Bank National Association, as trustee, in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The Notes issued the offering include $40.0 million in aggregate principal amount of Notes sold to the initial purchasers (the “Initial Purchasers”) resulting from the exercise in full of their option to purchase additional Notes. We received net proceeds from the offering of approximately $232.8 million, after deducting the Initial Purchasers’ discount.

We entered into a Sales Agreement with Cantor Fitzgerald & Co. (“Cantor”) in August 2017 under which we could sell up to $50.0 million in shares of its common stock in one or more placements at prevailing market prices for our common stock (the “ATM Program”). Any such sales would be effected pursuant to our registration statement on Form S-3 (File No. 333-233766), which was declared effective by the Securities Exchange Commission (“SEC”) on September 24, 2019. In May 2020, we sold 11,060,786 shares of common stock at a weighted average price of $4.52 per share through the ATM Program and received total net proceeds of $48.4 million (net of $1.6 million of commissions payable by us to Cantor). Under this registration statement, we registered to sell, in one or more transactions, up to $200.0 million of common stock, preferred stock, debt securities, warrants, purchase contracts and units. We had sold securities totaling an aggregate of $151.5 million pursuant to this registration statement as of December 31, 2020. In May 2020, we entered into a single transaction pursuant to which we sold approximately 1.1 million ordinary shares of MeiraGTx Holdings plc (“MeiraGTx”) for gross proceeds of $15.5 million. In July 2020, we entered into an additional single transaction pursuant to which we sold approximately 0.3 million ordinary shares of MeiraGTx for gross proceeds of $4.2 million.

We also filed a shelf registration statement on Form S-3 (File No. 333-238969) on June 5, 2020, which was declared effective by the SEC on June 16, 2020. Under this registration statement, we may sell, in one or more transactions, up to $300.0 million of common stock, preferred stock, debt securities, warrants, purchase contracts and units, an amount which includes $50.0 million of shares of its common stock that may be issued in the ATM Program under the Sales Agreement with Cantor. We had not sold any securities pursuant to this registration statement as of December 31, 2020.

Our plans include continuing to finance operations through the issuance of debt and sale of additional equity securities, monetization of assets, including our ownership of MeiraGTx ordinary shares, and expanding our commercial portfolio through the development of our current pipeline or through strategic collaborations. Any transactions that occur may contain covenants that restrict our ability to operate the business or may have rights, preferences or privileges senior to our common stock and may dilute our current stockholders.

We have not established a source of revenues sufficient to cover our operating costs, and as such, have been dependent on funding operations through the issuance of debt and sale of equity securities. We expect to incur further losses over the next several years as we develop our business. We have spent, and expect to continue to spend, a substantial amount of funds in connection with implementing our business strategy, including our preparation for commercial launch of belumosudil, if approved, planned product development efforts, preparation for our planned clinical trials, performance of clinical trials and our research and discovery efforts.

Our cash, cash equivalents and marketable debt securities available at December 31, 2020 was $123.9 million and in February 2021, we raised $232.8 million of net proceeds through the issuance of the Notes. Although our cash, cash equivalents and marketable debt securities, inclusive of net proceeds from the issuance of the Notes, is expected to enable us to advance our planned commercial launch efforts for belumosudil, if approved, advance certain of our other pipeline product candidates, including KD033, and provide for other working capital purposes, it may not be sufficient to enable us to meet our long-term expected plans, including commercialization of clinical pipeline products, if approved, or initiation or completion of future registrational studies. We have no commitments for any additional financing and may not be successful in our efforts to raise additional funds or achieve profitable operations. Any amounts raised will be used for further development of our product candidates, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes.

Sources of Liquidity

Since our inception through December 31, 2020, we have raised net proceeds from the issuance of equity and debt.

The following table sets forth the primary sources and uses of cash and cash equivalents for each period set forth below:

	Year Ended
	December 31,
	2020	2019
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(87,529)	$(80,067)
Investing activities	(30,567)	21,485
Financing activities	52,923	103,439
Net (decrease) increase in cash, cash equivalents and restricted cash	$(65,173)	$44,857

Operating Activities

The net cash used in operating activities was $87.5 million for the year ended December 31, 2020, and consisted primarily of a net loss of $108.9 million adjusted for $24.0 million in non-cash items and a net decrease in operating assets and liabilities of $2.0 million. The net loss, adjusted for non-cash items, was primarily driven by selling, general and administrative expenses of $31.6 million and research and development expense related to the advancement of our clinical product candidates of $62.5 million.

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

Investing Activities

Net cash used in investing activities was $30.6 million for the year ended December 31, 2020 consisting primarily of purchases on investment debt securities of $52.5 million offset by the sale of a portion of our investment in MeiraGTx of $19.8 million.

Net cash provided by investing activities was $21.5 million for the year ended December 31, 2019, consisting of proceeds from the sale of a portion of our investment in MeiraGTx of $22.0 million.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2020 was $52.9 million, consisting primarily of net proceeds from the issuance of common stock of $48.4 million.

Net cash provided by financing activities for the year ended December 31, 2019 was $103.4 million, consisting primarily of net proceeds from the issuance of common stock in our 2019 Public Offering and the 2019 placements under our Sales Agreement, together totaling $130.8 million, partially offset by principal payments on our secured term debt of $28.0 million.

Future Funding Requirements

We expect our expenses to increase compared to prior periods in connection with our ongoing activities, particularly as we continue research and development, continue and initiate clinical trials and seek regulatory approvals for our product candidates. In anticipation of regulatory approval for belumosudil and any of our other product candidates, we expect to incur pre-commercialization expenses related to product sales, marketing, distribution and manufacturing.

The expected use of our cash, cash equivalents and marketable debt securities at December 31, 2020 represents our intentions based upon our current plans and business conditions, which could change in the future as our plans and business conditions evolve. The amounts and timing of our actual expenditures may vary significantly depending on numerous factors, including the progress of our development, the status of, and results from, clinical trials, the potential need to conduct additional clinical trials to obtain approval of our product candidates for all intended indications, as well as any additional collaborations that we may enter into with third parties for our product candidates and any unforeseen cash needs. As a result, our management will retain broad discretion over the allocation of our existing cash, cash equivalents and marketable debt securities. In addition, we anticipate the need to raise additional funds from the issuance of additional equity, and our management will retain broad discretion over the allocation of those funds as well.

Contractual Obligations and Commitments

Our contractual obligations and commitment consist primarily of operating lease obligations in connection with leases for our corporate and clinical headquarters and commercial headquarters. See Note 8 “Leases” of the notes to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for information on our contractual obligations and commitments related to leases.

Contingent License Agreement Milestones

We have entered into several license agreements for products currently under development. We may be obligated in future periods to make additional payments, which would become due and payable only upon the achievement of certain research and development, regulatory and approval milestones. The specific timing of such milestones cannot be predicted and depends upon future discretionary clinical developments as well as regulatory agency actions which cannot be predicted with certainty (including action which may never occur). These additional contingent milestone payments aggregate to $229.1 million at December 31, 2020.

Under the terms of certain licensing agreements, we may be obligated to pay commercial milestones contingent upon the realization of sales revenue and sublicense revenues. Due to the long-range nature of such commercial milestones, they are neither probable at this time nor predictable, and consequently are not included in the additional contingent milestone payment amount.

Off-balance Sheet Arrangements

During the periods presented we did not have, and we do not currently have, any off-balance sheet arrangements, as defined under the SEC rules other than future contingent payments under license agreements as discussed in Note 15 “Commitments and Contingencies” of the notes to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company,” we are not required to provide the information required by this item.

Item 8. Financial Statements and Supplementary Data

Our financial statements, together with the report of our independent registered public accounting firm, appear in Part IV, Item 15 of this Annual Report on Form 10-K.

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

At December 31, 2020, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, at December 31, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act). Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•Pertain to the maintenance of records that accurately and fairly reflect in reasonable detail the transactions and dispositions of the assets of our company;

•Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•Provide reasonable assurances regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material adverse effect on our financial statements.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO 2013. Based on our evaluation under the criteria set forth in Internal Control - Integrated Framework issued by the COSO, our management concluded our internal control over financial reporting was effective as of December 31, 2020.

Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item (other than the information set forth in the next paragraph in this Item 10) will be included in our definitive proxy statement with respect to our 2021 Annual Meeting of Shareholders to be filed with the SEC, and is incorporated herein by reference.

We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions, and third-party consultants. We have posted a current copy of the code on our website, www.kadmon.com. In addition, we intend to post on our website all disclosures that are required by law or the Nasdaq Global Select Market listing standards concerning any amendments to, or waivers from, any provision of the code. The reference to our website does not constitute incorporation by reference of the information contained at or available through our website.

Item 11. Executive Compensation

The information called for by this item will be included in our definitive proxy statement with respect to our 2021 Annual Meeting of Shareholders to be filed with the SEC, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by this item will be included in our definitive proxy statement with respect to our 2021 Annual Meeting of Shareholders to be filed with the SEC, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in our definitive proxy statement with respect to our 2021 Annual Meeting of Shareholders to be filed with the SEC, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this item will be included in our definitive proxy statement with respect to our 2021 Annual Meeting of Shareholders to be filed with the SEC, and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The financial statements listed in the Index to Financial Statements are filed as part of this Annual Report on Form 10-K.

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

The Stockholders and Board of Directors

Kadmon Holdings, Inc.

New York, New York

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Kadmon Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

New York, New York

March 4, 2021

Kadmon Holdings, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$74,423	$139,597
Marketable debt securities, available-for-sale	49,435	—
Accounts receivable, net	695	954
Inventories, net	102	640
Prepaid expenses and other current assets	2,082	1,416
Investment, equity securities	10,564	41,997
Total current assets	137,301	184,604
Fixed assets, net	1,287	2,444
Right of use lease asset	16,112	19,651
Goodwill	3,580	3,580
Restricted cash	2,117	2,116
Investment, at cost	2,300	2,300
Other noncurrent assets	13	103
Total assets	$162,710	$214,798

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,933	$9,043
Accrued expenses	11,534	14,248
Term debt - current	1,699	—
Lease liability - current	4,223	3,966
Warrant liabilities	1,082	1,485
Total current liabilities	29,471	28,742
Lease liability - noncurrent	15,579	19,759
Deferred tax liability	278	461
Term debt - noncurrent	1,359	—
Other long term liabilities	—	101
Total liabilities	46,687	49,063
Commitments and contingencies (Note 15)
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 10,000,000 shares authorized at December 31, 2020 and December 31, 2019; 28,708 shares issued and outstanding at December 31, 2020 and December 31, 2019.	44,555	42,433
Common stock, $0.001 par value; 400,000,000 shares authorized at December 31, 2020 and December 31, 2019; 171,530,045 and 159,759,996 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	171	160
Additional paid-in capital	515,429	456,211
Accumulated deficit	(444,104)	(333,069)
Accumulated other comprehensive loss	(28)	—
Total stockholders’ equity	116,023	165,735
Total liabilities and stockholders’ equity	$162,710	$214,798

See accompanying notes to consolidated financial statements

Kadmon Holdings, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

	Years Ended December 31,
	2020	2019
Revenues
Net sales	$1,665	$420
License and other revenue	6,623	4,675
Total revenue	8,288	5,095
Cost of sales	1,150	377
Write-down of inventory	851	912
Gross profit	6,287	3,806
Operating expenses:
Research and development	65,392	56,461
Selling, general and administrative	43,176	36,425
Total operating expenses	108,568	92,886
Loss from operations	(102,281)	(89,080)
Other (expense) income:
Interest income	1,191	2,067
Interest expense	(21)	(3,381)
Change in fair value of warrant liabilities	403	(961)
Realized gain on equity securities	19,784	22,000
Unrealized (loss) gain on equity securities	(31,433)	7,922
Gain on extinguishment of obligations	3,684	—
Other (expense) income	(422)	111
Total other (expense) income	(6,814)	27,758
Loss before income tax (benefit) expense	(109,095)	(61,322)
Income tax (benefit) expense	(182)	46
Net loss	$(108,913)	$(61,368)
Deemed dividend on convertible preferred stock	2,122	2,058
Net loss attributable to common stockholders	$(111,035)	$(63,426)

Basic and diluted net loss per share of common stock	$(0.67)	$(0.48)
Weighted average basic and diluted shares of common stock outstanding	166,240,356	132,308,548

Other comprehensive loss:
Net unrealized loss on available-for-sale securities	28	—
Other comprehensive loss	28	—
Comprehensive loss attributable to common shareholders	$(111,063)	$(63,426)

See accompanying notes to consolidated financial statements

Kadmon Holdings, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

	Preferred stock		Common stock		Additional paid-in	Accumulated Other	Accumulated
	Shares	Amount	Shares	Amount	capital	Comprehensive Loss	Deficit	Total
Balance, January 1, 2019	30,000	$42,231	113,130,817	$113	$315,710	$—	$(269,643)	$88,411
Share-based compensation expense	—	—	—	—	7,208	—	—	7,208
Common stock issued in public offering, net	—	—	46,216,805	46	130,722	—	—	130,768
Common stock issued under ESPP plan	—	—	88,619	1	194	—	—	195
Common stock issued for warrant exercises	—	—	76,776	—	256	—	—	256
Common stock issued for stock option exercises	—	—	92,334	—	265	—	—	265
Beneficial conversion feature on convertible preferred stock	—	412	—	—	—	—	(412)	—
Accretion of dividends on convertible preferred stock	—	1,646	—	—	—	—	(1,646)	—
Common stock issued upon conversion of convertible preferred stock	(1,292)	(1,856)	154,645	—	1,856	—	—	—
Net loss	—	—	—	—	—	—	(61,368)	(61,368)
Balance, December 31, 2019	28,708	$42,433	159,759,996	$160	$456,211	$—	$(333,069)	$165,735
Share-based compensation expense	—	—	—	—	9,363	—	—	9,363
Common stock issued in public offering, net	—	—	11,060,786	11	48,430	—	—	48,441
Common stock issued under ESPP plan	—	—	164,614	—	436	—	—	436
Common stock issued for warrant exercises	—	—	229,356	—	12	—	—	12
Common stock issued for option exercises	—	—	315,293	—	977	—	—	977
Beneficial conversion feature on convertible preferred stock	—	424	—	—	—	—	(424)	—
Accretion of dividends on convertible preferred stock	—	1,698	—	—	—	—	(1,698)	—
Other comprehensive loss	—	—	—	—	—	(28)	—	(28)
Net loss	—	—	—	—	—	—	(108,913)	(108,913)
Balance, December 31, 2020	28,708	$44,555	171,530,045	$171	$515,429	$(28)	$(444,104)	$116,023

See accompanying notes to consolidated financial statements

Kadmon Holdings, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(108,913)	$(61,368)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of premiums and discounts on available-for-sale securities	445	—
Depreciation and amortization of fixed assets	1,643	1,784
Non-cash operating lease cost	3,539	3,354
Write-down of inventory	851	912
Amortization of debt discount	—	565
Share-based compensation	9,363	7,208
Change in fair value of warrant liabilities	(403)	961
Net unrealized loss (gain) on equity securities	11,649	(29,922)
Gain on extinguishment of obligations	(3,522)	—
Deferred taxes	(182)	46
Changes in operating assets and liabilities:
Accounts receivable, net	259	736
Inventories, net	(313)	(627)
Prepaid expenses and other assets	(576)	62
Accounts payable	1,890	(902)
Lease liability	(3,966)	(3,717)
Accrued expenses and other liabilities	707	841
Net cash used in operating activities	(87,529)	(80,067)

Cash flows from investing activities:
Purchases of investment debt securities	(52,530)	—
Sales and maturities of investment debt securities	2,622	—
Purchases of fixed assets	(443)	(515)
Sales of equity securities	19,784	22,000
Net cash (used in) provided by investing activities	(30,567)	21,485

Cash flows from financing activities:
Proceeds from issuance of common stock, net	48,441	130,768
Proceeds from issuance of term debt	3,057	—
Principal payments on secured term debt	—	(28,045)
Proceeds from exercise of options	977	265
Proceeds from issuance of ESPP shares	436	195
Proceeds from exercise of warrants	12	256
Net cash provided by financing activities	52,923	103,439
Net (decrease) increase in cash, cash equivalents and restricted cash	(65,173)	44,857
Cash, cash equivalents and restricted cash, beginning of period	141,713	96,856
Cash, cash equivalents and restricted cash, end of period	$76,540	$141,713

Components of cash, cash equivalents, and restricted cash
Cash and cash equivalents	74,423	139,597
Restricted cash	2,117	2,116
Total cash, cash equivalents, and restricted cash	76,540	141,713

Supplemental cash flow disclosures:
Cash paid for interest	$—	$2,841
Non-cash investing and financing activities:
Beneficial conversion feature on convertible preferred stock	424	412
Accretion of dividends on convertible preferred stock	1,698	1,646
Operating cash flows paid for amounts included in the measurement of lease liabilities	4,833	4,679
Capitalized Lease Obligations	43	—
Operating lease liabilities arising from obtaining right-of-use assets	—	212
Unpaid fixed asset additions	—	59
Common stock issued upon conversion of convertible preferred stock	—	1,856
Cumulative effect of change in accounting principle - ASC 842 adoption	—	27,083

See accompanying notes to consolidated financial statements

Kadmon Holdings, Inc.

Notes to Consolidated Financial Statements

1. Organization

Nature of Business

Kadmon Holdings, Inc. (together with its subsidiaries, “Kadmon” or “Company”) is a clinical-stage biopharmaceutical company engaged in the discovery, development and delivery of transformative therapies to address significant unmet medical needs, with a near-term clinical focus on immune and fibrotic diseases as well as immuno-oncology. The Company leverages its multi-disciplinary research and clinical development team members to identify and pursue a diverse portfolio of novel product candidates, both through in-licensing products and employing its small molecule and biologics platforms.

The Company’s most advanced product candidate, belumosudil (KD025) is an orally administered, selective small molecule inhibitor of Rho-associated coiled-coil kinase 2 (“ROCK2”), a signaling pathway that modulates inflammatory response. A pivotal study of belumosudil is ongoing in patients with chronic graft-versus-host disease (“cGVHD”), a complication that can occur following hematopoietic cell transplantation (“HCT”) and results in multi-organ inflammation and fibrosis. In November 2020, the U.S. Food and Drug Administration (“FDA”) accepted the New Drug Application (NDA) for belumosudil for the treatment of patients with cGVHD. The FDA granted Priority Review for the NDA for belumosudil and assigned a Prescription Drug User Fee Act (“PDUFA”) target action date of May 30, 2021. The NDA is being reviewed under the FDA's Real-Time Oncology Review (“RTOR”) and Project Orbis pilot programs. The FDA has granted Breakthrough Therapy Designation to belumosudil for the treatment of patients with cGVHD after failure of two or more lines of systemic therapy as well as Orphan Drug Designation to belumosudil for the treatment of cGVHD.

In addition to cGVHD, the Company is developing belumosudil in for the treatment of systemic sclerosis (“SSc”), an autoimmune disease characterized by chronic inflammation, fibrosis and vascular damage. The FDA has granted Orphan Drug Designation to belumosudil for the treatment of SSc. A double-blind, placebo-controlled, 60-patient Phase 2 clinical trial of belumosudil in diffuse cutaneous SSc (KD025-209) is ongoing.

Further, the Company has a biologics research platform focused on the development of immuno-oncology therapeutics, specifically, IL-15-containing fusion proteins for the treatment of cancer. KD033 is an anti-PD-L1/IL-15 fusion protein and is the most advanced product candidate from the Company’s IL-15 platform. The Company initiated a Phase 1 clinical trial of KD033 in adults with metastatic or locally advanced solid tumors in 2020.

Liquidity

The Company had an accumulated deficit of $444.1 million, working capital of $107.8 million, and cash, cash equivalents and marketable debt securities of $123.9 million at December 31, 2020. Net cash used in operating activities was $87.5 million and $80.1 million for the years ended December 31, 2020 and 2019, respectively.

On February 16, 2021, we issued $240.0 million aggregate principal amount of 3.625% convertible senior notes due 2027 (the "Notes"), pursuant to an Indenture dated February 16, 2021 (the “Indenture”), between us and U.S. Bank National Association, as trustee, in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The Notes issued in the offering include $40.0 million in aggregate principal amount of Notes sold to the initial purchasers (the “Initial Purchasers”) resulting from the exercise in full of their option to purchase additional Notes. We received net proceeds from the offering of approximately $232.8 million, after deducting the Initial Purchasers’ discount. On February 10, 2021, concurrently with the pricing of the Notes, the Company entered into privately negotiated capped call transactions (the “Capped Call Transactions”) with certain financial institutions. The Company used approximately $33.0 million of the net proceeds from the Note Offering to pay for the cost of the Capped Call Transactions (Note 17).

The Company entered into a Sales Agreement with Cantor Fitzgerald & Co. (“Cantor”) in August 2017 under which the Company could sell up to $50.0 million in shares of its common stock in one or more placements at prevailing market prices for its common stock (the “ATM Program”). Any such sales would be effected pursuant to the Company’s registration statement on Form S-3 (File No. 333-233766), which was declared effective by the Securities Exchange Commission (“SEC”) on September 24, 2019. In May 2020, the Company sold 11,060,786 shares of common stock at a weighted average price of $4.52 per share through the ATM Program and received total net proceeds of $48.4 million (net of $1.6 million of commission payable by the Company to Cantor). Under this registration statement, the Company registered to sell, in one or more transactions, up to $200.0 million of common stock, preferred stock, debt securities, warrants, purchase contracts and units. The Company had sold securities totaling an aggregate of $151.5 million pursuant to this registration statement as of December 31, 2020.

In May 2020, the Company entered into a single transaction pursuant to which it sold approximately 1.1 million ordinary shares of MeiraGTx Holdings plc (“MeiraGTx”) for gross proceeds of $15.5 million. In July 2020, the Company entered into an additional single transaction pursuant to which it sold approximately 0.3 million ordinary shares of MeiraGTx for gross proceeds of $4.2 million. The Company expects that its cash, cash equivalents and marketable debt securities will enable it to advance its planned commercial launch efforts for belumosudil, if approved, advance certain of its other pipeline product candidates, including KD033, and provide for other working capital purposes.

The Company also filed a shelf registration statement on Form S-3 (File No. 333-238969) on June 5, 2020, which was declared effective by the SEC on June 16, 2020. Under this registration statement, the Company may sell, in one or more transactions, up to $300.0 million of common stock, preferred stock, debt securities, warrants, purchase contracts and units, an amount which includes $50.0 million of shares of its common stock that may be issued in the ATM Program under the Sales Agreement with Cantor. The Company had not sold any securities pursuant to this registration statement as of December 31, 2020.

Management’s plans include continuing to finance operations through the issuance of additional equity and debt securities, monetization of assets and expanding the Company’s commercial portfolio through the development of its current pipeline or through strategic collaborations. Any transactions that occur may contain covenants that restrict the ability of management to operate the business or may have rights, preferences or privileges senior to the Company’s common stock and may dilute current stockholders of the Company.

The Company has not established a source of revenues sufficient to cover operating costs, and as such, has been dependent on funding operations through the issuance of debt and sale of equity securities. The Company’s cash, cash equivalents and marketable debt securities available at December 31, 2020 was $123.9 million and in February 2021, we raised $232.8 million of net proceeds through the issuance of the Notes. Although cash, cash equivalents and marketable debt securities, inclusive of net proceeds received from the issuance of the Notes, is expected to enable the Company to advance planned commercial launch efforts for belumosudil, if approved, advance certain of the Company’s other pipeline product candidates, including KD033, and provide for other working capital purposes, it may not be sufficient to enable the Company to meet its long-term expected plans, including commercialization of clinical pipeline products, if approved, or initiation or completion of future registrational studies. The Company has no commitments for any additional financing and may not be successful in efforts to raise additional funds or achieve profitable operations. Any amounts raised will be used for further development of product candidates, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes.

The Company expressed substantial doubt about its ability to continue as a going concern in the Company’s 2019 Annual Report on Form 10-K filed with the SEC on March 5, 2020, based upon our recurring and continuing losses from operations and our need for additional funding to continue operations. The substantial doubt about the Company’s ability to continue as a going concern remained in the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 5, 2020. Based on the Company’s cash, cash equivalents and marketable debt securities after the closing of the February 2021 issuance of the Notes, the Company believes the substantial doubt about its ability to continue as a going concern is alleviated as of the date of the issuance of this report.

COVID-19

The global COVID-19 pandemic may materially affect the Company’s results of operations and financial position. While the economic impact of the COVID-19 pandemic may be difficult to assess or predict, this widespread pandemic has resulted in a significant disruption of global financial markets, which may reduce the Company’s ability to access capital. If the disruption to the financial markets is protracted, the Company’s liquidity could be negatively affected in the future. In addition, a recession or market correction resulting from the COVID-19 pandemic could materially affect the Company’s business and the value of its common stock. During these uncertain times, the Company’s top priorities are to ensure the health and welfare of its employees, maintain product safety and continue to advance its clinical studies. However, the Company’s clinical trials have been impacted, and the Company may experience delays in anticipated timelines and milestones. For instance, due to interruptions at clinical sites, enrollment has been delayed in the Company’s ongoing Phase 2 clinical trial of belumosudil in systemic sclerosis and enrollment was also delayed in the Company’s ongoing Phase 1 clinical trial of KD033 in patients with metastatic or locally advanced solid tumors. In addition, the Company may experience disruptions in its supply chain, including its supply of product candidates, which may adversely affect the conduct of its clinical trials. The Company relies on contract research organizations (“CROs”) to conduct its clinical trials. CROs may be unable to conduct clinical trials for product candidates as a result of the COVID-19 pandemic. The COVID-19 pandemic could impact healthcare systems and clinical trial sites’ ability to conduct trials to varied degrees and times. COVID-19 creates risk of interrupting availability of necessary clinical supplies as well as local regulatory reviews, hospital ethics committee reviews and site monitors.

2. Summary of Significant Accounting Policies

Basis of Presentation

The Company operates in one segment considering the nature of the Company’s products and services, class of customers, methods used to distribute the products and the regulatory environment in which the Company operates. The accompanying consolidated financial statements, which include the accounts of Kadmon Holdings, Inc. and its domestic and international subsidiaries, all of which are wholly owned by Kadmon Holdings, Inc., have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), and pursuant to the rules and regulations of the SEC. In the Company’s opinion, the financial statements include all adjustments (consisting of normal recurring adjustments) and disclosures considered necessary in order to make the financial statements not misleading.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenue in accordance with FASB ASC 606, Revenue from Contracts with Customers (“ASC 606”), the core principle of which is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange for those goods or services. To achieve this core principle, five basic criteria must be met before revenue can be recognized: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to performance obligations in the contract; and (5) recognize revenue when or as the Company satisfies a performance obligation. The Company only applies the five-step model to contracts when it determines that it is probable it will collect the consideration to which it is entitled in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

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

Disaggregation of Revenue

The Company’s revenues have primarily been generated through product sales, collaborative research, development and commercialization license agreements, and other service agreements.  The following table summarizes revenue from contracts with customers for the year ended December 31, 2020 (in thousands):

	Years Ended December 31,
	2020	2019
Product sales	$1,665	420
License revenue	6,000	4,000
Other revenue	623	675
Total revenue	$8,288	5,095

Product Sales

These contracts typically include a single promise to deliver a fixed amount of product to the customer with payment due within 30 days of shipment. Revenues are recognized when control of the promised goods is transferred to the customer, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods. The timing of revenue recognition may differ from the timing of invoicing to customers. The Company has not recognized any assets for costs to obtain or fulfill a contract with a customer as of December 31, 2020.

Sales Returns Reserve, Reserve for Wholesaler Chargebacks and Rebates, and Rebates Payable

As is typical in the pharmaceutical industry, gross product sales are subject to a variety of deductions, primarily representing rebates, chargebacks, returns, and discounts to government agencies, wholesalers, and managed care organizations. These deductions represent management’s best estimates of the related reserves and, as such, judgment is required when estimating the impact of these sales deductions on gross sales for a reporting period. If estimates are not representative of the actual future settlement, results could be materially affected. The Company did not have any significant expense related to these sales deductions during 2020 or 2019.

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

In determining the appropriate amount of revenue to be recognized as the Company fulfills its obligations under each arrangement, the Company performs the following steps:

i.identify the promised goods and services in the contract;

ii.determine whether the promised goods or services are performance obligations, including whether they are distinct within the context of the contract;

iii.measure the transaction price, including the constraint on variable consideration;

iv.allocate the transaction price to the performance obligations; and

v.recognize revenue when (or as) performance obligations are satisfied.

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

Transaction Price Allocated to Future Performance Obligations

ASC 606 requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of December 31, 2020. The guidance provides certain practical expedients that limit this requirement. The Company has various contracts that meet the following practical expedients provided by ASC 606:

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

As of December 31, 2020, the Company had no performance obligations that had not yet been satisfied and therefore there is no transaction price allocated to future performance obligations under ASC 606.

Other Revenue

The other revenue generated by the Company is primarily related to a sublease agreement with MeiraGTx (Note 10). The Company recognizes revenue related to sublease agreements as they are performed.

Share-based Compensation Expense

The Company’s accounting policy for share-based compensation is disclosed in Note 12 “Share-based Compensation”.

Research and Development Expenses

Costs incurred for research and development are expensed as incurred. Included in research and development expense are personnel related costs including stock-based compensation, expenditures for laboratory equipment and consumables, payments made pursuant to licensing and acquisition agreements, and the cost of conducting clinical trials. Expenses incurred associated with conducting clinical trials include, but are not limited to, drug development trials and studies, drug manufacturing, laboratory supplies, external research and overhead.

The Company has entered into agreements with third parties to acquire technologies and pharmaceutical product candidates for development (Note 11). Such agreements generally require an initial payment by the Company when the contract is executed, and additional payments upon the achievement of certain milestones. Additionally, the Company may be obligated to make future royalty payments in the event the Company commercializes the pharmaceutical product candidate and achieves a certain sales volume. In accordance with FASB ASC Topic 730-10-55, Research and Development, expenditures for research and development, including upfront licensing fees and milestone payments associated with products that have not yet been approved by the FDA, are charged to research and development expense as incurred. Future contract milestone payments will be recognized as expense when achievement of the milestone is determined to be probable. Once a product candidate receives regulatory approval, subsequent license payments are recorded as an intangible asset.

Research and development expense was $65.4 million and $56.5 million during the years ended December 31, 2020 and 2019, respectively.

Accruals for Research and Development Expenses and Clinical Trials

As part of the process of preparing its financial statements, the Company is required to recognize its expenses resulting from its obligations under contracts with vendors, clinical research organizations and consultants and under clinical site agreements in connection with conducting clinical trials. This process involves reviewing open contracts and purchase orders, communicating with the applicable personnel to identify services that have been performed on behalf of the Company and estimating the level of service performed and the associated cost incurred for the service when the Company has not yet been invoiced or otherwise notified of actual cost. These estimates are periodically confirmed and reconciled with the third parties providing the service. The majority of service providers invoice the Company monthly in arrears for services performed. The Company makes estimates of accrued expenses as of each balance sheet date in the financial statements based on facts and circumstances known to the Company at that time. The Company’s clinical trial accruals are dependent upon the timely and accurate reporting of contract research organizations and other third-party vendors. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in it reporting amounts that are too high or too low for any particular period. For the years ended December 31, 2020 and 2019, there were no material adjustments to the Company’s prior period estimates of accrued expenses for clinical trials. The Company periodically confirms the accuracy of its estimates with the service providers and makes adjustments if necessary.

Income Taxes

The Company’s accounting policy for income taxes is disclosed in Note 16 “Income Taxes”.

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

The following tables summarize the Company’s cash, cash equivalents and marketable debt securities as of December 31, 2020 and 2019:

	December 31, 2020

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash and money market funds	$71,382	$—	$—	71,382
Corporate debt securities	3,041	—	—	3,041
Total cash and cash equivalents	74,423	—	—	74,423
Marketable debt securities:
Corporate debt securities	49,463	4	(32)	49,435
Total marketable debt securities	49,463	4	(32)	49,435
Total cash, cash equivalents and marketable debt securities	$123,886	$4	$(32)	$123,858

	December 31, 2019

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash and money market funds	$139,597	$—	$—	139,597
Total cash and cash equivalents	139,597	—	—	139,597
Marketable debt securities:
Corporate debt securities	—	—	—	—
Total marketable debt securities	—	—	—	—
Total cash, cash equivalents and marketable debt securities	$139,597	$—	$—	$139,597

At December 31, 2020, the Company had invested in 18 available-for-sale marketable debt securities that were in an unrealized loss position for less than one year and no securities were in an unrealized loss position for more than 12 months. The aggregate fair value of debt securities in an unrealized loss position at December 31, 2020 was $35.7 million. The unrealized losses of less than $0.1 million related to these corporate debt securities were included in accumulated other comprehensive loss as of December 31, 2020. Unrealized losses on corporate debt securities have not been recognized into income because the issuers’ bonds are of high credit quality (rated A3/A- or higher), it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to market conditions and/or changes in interest rates. The issuers continue to make timely interest payments on the bonds. The fair value is expected to recover as the bonds approach maturity and the Company does not believe any unrealized losses represent other-than-temporary impairments.

Accrued interest receivable on available-for-sale marketable debt securities totaled $0.4 million at December 31, 2020 and is included in prepaid expenses and other current assets.

Restricted Cash

The Company has a lease agreement for the premises it occupies in New York. A secured letter of credit in lieu of a lease deposit totaling $2.0 million is secured by restricted cash in the same amount at December 31, 2020 and 2019. The secured letter of credit will remain in place for the life of the related lease, expiring in October 2025 (Note 8). The Company also has a lease agreement for the premises it occupies in Massachusetts. A secured letter of credit in lieu of a lease deposit totaling approximately $0.1 million is secured by restricted cash in the same amount at December 31, 2020 and 2019. The secured letter of credit will remain in place for the life of the related lease, expiring in April 2023 (Note 8).

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount, net of an allowance for doubtful accounts. A receivable is recognized in the period the Company deliver goods or provide services or when the Company’s right to consideration is unconditional. The Company reviews the collectability of accounts receivable based on an assessment of historical experience, current economic conditions, and other collection indicators. The Company had no significant allowance for doubtful accounts at December 31, 2020 or December 31, 2019. When accounts are determined to be uncollectible they are written off against the reserve balance and the reserve is reassessed. When payments are received on reserved accounts they are applied to the customer’s account and the reserve is reassessed.

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

The Company’s total investment balance in equity securities totaled $10.6 million and $42.0 million at December 31, 2020 and 2019, respectively.

Investments

The Company follows FASB ASC Topic 323, “Investments—Equity Method and Joint Ventures” (“ASC 323”), in accounting for its investments in a joint venture. In the event the Company’s share of the joint venture’s net losses reduces the Company’s investment to zero, the Company will discontinue applying the equity method and will not provide for additional losses unless the Company has guaranteed obligations of the joint venture or is otherwise committed to provide further financial support for the joint venture. If the joint venture subsequently reports net income, the Company will resume applying the equity method only after its share of that net income equals the share of net losses not recognized during the period the equity method was suspended.

The Company follows FASB ASC Topic 325, “Investments—Other” (“ASC 325”), in accounting for its investment in the stock of another company accounted for as cost method investments. The Company currently only has one such investment, which is measured in accordance with the “practicability election” allowable for investments without a readily determinable fair value that do not qualify for the NAV practical expedient under ASC 820, “Fair Value Measurement”. This requires investments to be measured at cost minus impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. In the event further contributions or additional shares are purchased, the Company will increase the basis in the investment. In the event distributions are made or indications exist that the fair value of the investment has decreased below the carrying amount, the Company will decrease the value of the investment as considered appropriate. The Company’s cost method investment balance totaled $2.3 million at both December 31, 2020 and 2019, respectively.

For all non-consolidated investments, the Company will continually assess the applicability of FASB ASC Topic 810, “Consolidation” (“ASC 810”), to determine if the investments qualify for consolidation. At December 31, 2020 and 2019, no such investments qualified for consolidation.

Fixed Assets

The Company’s accounting policy for fixed assets is disclosed in Note 9 “Fixed Assets”.

Goodwill

The Company’s goodwill relates to the 2010 acquisition of Kadmon Pharmaceuticals, a Pennsylvania limited liability company that was formed in April 2000. Goodwill is not amortized, but rather is assessed for impairment annually or upon the occurrence of an event that indicates impairment may have occurred, in accordance with FASB ASC Topic 350 “Intangibles—Goodwill and Other”. The Company maintains a goodwill balance of $3.6 million at both December 31, 2020 and 2019. There were no changes in the carrying amount of goodwill and no impairment to goodwill was recorded for the years ended December 31, 2020 and 2019.

Impairment of Long-Lived Assets

Long-lived assets, including fixed assets and definite-lived intangible assets, are evaluated for impairment periodically, or when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. When any such impairment exists, a charge is recorded in the statement of operations to adjust the carrying value of the related assets.

The Company performed a trigger analysis over all other long-lived assets at the lowest identifiable level of cash flows and determined that no impairment triggers existed during the years ended December 31, 2020 and 2019.

Accounting for Leases

The Company’s accounting policy for leases is disclosed in Note 8 “Leases”.

Accounting for Contingencies

The Company follows the guidance of FASB ASC Topic 450, “Contingencies” (“ASC 450”), in accounting for contingencies. If some amount within a range of loss is probable and appears at the time to be a better estimate than any other amount within the range, that amount shall be recognized. If a loss is probable, and no amount within the range is a better estimate than any other amount, the estimated minimum amount in the range shall be recognized.

Fair Value of Financial Instruments

The Company follows the provisions of FASB ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”). This pronouncement defines fair value, establishes a framework for measuring fair value under GAAP and requires expanded disclosures about fair value measurements. ASC 820 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and defines fair value as the price to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow) and the cost approach (cost to replace the service capacity of an asset or replacement cost). These valuation techniques are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. ASC 820 utilizes a fair value hierarchy that prioritizes inputs to fair value measurement techniques into three broad levels. The following is a brief description of those three levels:

•Level 1: Observable inputs such as quoted prices for identical assets or liabilities in active markets.

•Level 2: Observable inputs other than quoted prices that are directly or indirectly observable for the asset or liability, including quoted prices for similar assets or liabilities in active markets; quoted prices for similar or identical assets or liabilities in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

•Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

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

Warrants and Derivative Liabilities

The Company accounts for its derivative financial instruments in accordance with FASB ASC Topic 815, Derivatives and Hedging (“ASC 815”). The Company does not have derivative financial instruments that are hedges. ASC 815 establishes accounting and reporting standards requiring that derivative instruments, both freestanding and embedded in other contracts, be recorded on the balance sheet as either an asset or liability measured at its fair value each reporting period. ASC 815 also requires that changes in the fair value of derivative instruments be recognized currently in the results of operations unless specific criteria are met. For embedded features that are not clearly and closely related to the host instrument, are not carried at fair value, and are derivatives, the feature will be bifurcated and recorded as an asset or liability as noted above, unless the exceptions below are met. Freestanding instruments that do not meet these exceptions will be accounted for in the same manner.

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

Related Party Transactions

Certain of the Company’s existing institutional investors purchased an aggregate of 10,444,117 shares of the Company’s common stock in the public offering that closed in November 2019. Consonance Capital Management LP purchased 4,900,000 shares of the Company’s common stock for $16.7 million, Perceptive Advisors LLC purchased 1,470,588 shares of the Company’s common stock for $5.0 million, Vivo Capital VIII LLC purchased 1,323,529 shares of the Company’s common stock for $4.5 million, Acuta Capital Partners LLC purchased 1,250,000 shares of the Company’s common stock for $4.3 million and Millenium Management LLC purchased 1,500,000 shares of the Company’s common stock for $5.1 million.

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”),which simplifies the guidance on an issuer’s accounting for convertible instruments and contracts in its own equity. The provisions of ASU 2020-06 are applicable for fiscal years beginning after December 15, 2021, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. The Company is currently evaluating the impact of ASU 2020-06 on its financial statements.

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes: Simplifying the Accounting for Income Taxes”, which removes certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocation and calculating income taxes in interim periods. The ASU also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. The ASU is effective for annual or interim periods beginning after December 15, 2020, with early adoption permitted. The Company does not expect the standard to have a significant impact on its consolidated financial statements.

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

In August 2018, the FASB issued ASU No. 2018-15, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force)”, which requires customers in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in Accounting Standards Codification 350-40 to determine which implementation costs to capitalize. The Company adopted this standard on January 1, 2020, and the standard did not have a significant impact on its consolidated financial statements as the Company’s cloud computing contracts are not material.

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

The Company had 28,708 shares of 5% convertible preferred stock outstanding at December 31, 2020, which shares convert into shares of the Company’s common stock at a 20% discount to the initial public offering price per share of common stock in the Company’s IPO of $12.00 per share, or $9.60 per share. In May 2019, a holder of 1,292 shares of 5% convertible preferred stock exercised its right to convert such shares into 154,645 shares of the Company’s common stock. The 5% convertible preferred stock, inclusive of accrued and unpaid dividends, is convertible into 3,712,931 and 3,536,125 shares of common stock at December 31, 2020 and 2019, respectively.

Approximately $1.7 million and $1.6 million of accrued dividends that were payable on both June 30, 2020 and June 30, 2019, respectively, were added to the stated liquidation preference amount of the 5% convertible preferred stock on those respective dates. The stated liquidation preference amount on the 5% convertible preferred stock totaled $34.8 million and $33.1 million at December 31, 2020 and December 31, 2019, respectively.

Common Stock

The Company’s restated certificate of incorporation authorizes the issuance of up to 400,000,000 shares of the Company’s common stock, par value $0.001 per share.

For the year ended December 31, 2020, the Company raised an aggregate of $50.0 million, $48.4 million net of $1.6 million of commissions payable by the Company, from the issuance of 11,060,786 shares of common stock at a weighted average issuance price of $4.52 per share.

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

	Years Ended
	December 31,
	2020	2019
Numerator – basic and diluted:
Net loss attributable to common stockholders	$(111,035)	$(63,426)
Denominator – basic and diluted:
Weighted average common stock outstanding used to compute basic and diluted net loss per share	166,240,356	132,308,548
Net loss per share, basic and diluted	$(0.67)	$(0.48)

The amounts in the table below were excluded from the calculation of diluted net loss per share, due to their anti-dilutive effect:

	Years Ended
	December 31,
	2020	2019
Options to purchase common stock	17,290,685	13,092,601
Warrants to purchase common stock	10,582,119	11,921,452
Convertible preferred stock	3,712,931	3,536,125
Total shares of common stock equivalents	31,585,735	28,550,178

5. Debt

August 2015 Secured Term Debt

In August 2015, the Company entered into a secured term loan in the amount of $35.0 million with two lenders (“2015 Credit Agreement”). The interest rate on the loan was LIBOR plus 9.375% with a 1% floor. At December 31, 2018, the Company maintained an outstanding principal balance of $28.0 million under the 2015 Credit Agreement.

In October 2019, the Company entered into a transaction pursuant to which it sold approximately 1.4 million ordinary shares of MeiraGTx for gross proceeds of $22.0 million (Note 10). Pursuant to the 2015 Credit Agreement, half of the proceeds received from the sale, or $11.0 million, were used to pay down part of the outstanding amounts owed under the 2015 Credit Agreement. After this repayment, approximately $17.0 million of principal remained outstanding under the 2015 Credit Agreement. In November 2019, the Company repaid the remaining $17.0 million of principal outstanding under the credit agreement with Perceptive Credit Opportunities Fund, L.P., as amended. As such, the Company has no further payment obligations under the 2015 Credit Agreement at December 31, 2019. The Company recognized $3.4 million of interest expense in 2019 related to the 2015 Credit Agreement.

Paycheck Protection Program of the Coronavirus Aid, Relief, and Economic Security Act

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

The Company used all proceeds from the Loan to retain employees, maintain payroll and make lease, rent and utility payments. Under the terms of the loan, the Company may be eligible for full or partial loan forgiveness. The Company has applied for forgiveness, however, no assurance is provided that the Company will obtain forgiveness for any portion of the Loan.

The Company has accounted for the Loan as a debt instrument in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 470, Debt. At December 31, 2020, $1.7 million of principal payments due in 2021 have been recorded as short-term debt and the remaining balance of $1.4 million is recorded as long-term debt. The Company does not expect to incur any material interest expense under the Loan.

6. Financial Instruments

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

Items classified as Level 1 within the valuation hierarchy consist of the Company’s cash equivalents held in money market funds and its ownership of MeiraGTx (Note 10). The Company measures these investments at fair value determined based on Level 1 observable quoted price market inputs.

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

The following tables present information about the Company’s financial assets and liabilities that have been measured at fair value at December 31, 2020 and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

		Fair Value Measurements Using

Description	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$67,467	$67,467	$—	$—
Corporate debt securities	3,041	—	3,041	—
Short-term investments:
Corporate debt securities	49,435	—	49,435	—
Ownership of MeiraGTx	10,564	10,564	—	—
	$130,507	$78,031	$52,476	$—

Financial liabilities
Warrant liabilities	$1,082	$—	$1,082	$—

The following table presents information about the Company’s financial assets and liabilities that have been measured at fair value at December 31, 2019 and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

		Fair Value Measurements Using
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Description	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$136,058	$136,058	$—	$—
Short-term investments:
Ownership of MeiraGTx	41,997	41,997	—	—
	$178,055	$136,058	$—	$—

Financial liabilities
Warrant liabilities	$1,485	$—	$1,485	$—

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

As of December 31, 2020, the exercise price of a portion of the 2015 Warrants to purchase an aggregate of 529,413 shares of the Company’s common stock was $3.30 per warrant share and the exercise price of the remaining 2015 Warrants to purchase an aggregate of 88,238 shares of the Company’s common stock was $4.50 per warrant share. Since these warrants are exercisable and are redeemable at the option of the holder upon the occurrence of, and during the continuance of, an event of default under the warrant agreement, the fair value of the 2015 Warrants was recorded as a short-term liability of approximately $1.1 million at December 31, 2020 and approximately $1.5 million at December 31, 2019.

The Company used the Black-Scholes pricing model to value the liability related to the 2015 Warrants at December 31, 2020 and 2019 with the following assumptions:

	December 31,	December 31,
	2020	2019
Stock Price	$4.15	$4.53
Strike price	$3.30 - $4.50	$3.30 - $4.50
Expected Volatility	72.92%	72.20%
Risk-free interest rate	0.12%	1.62%
Expected term	1.7 years	2.7 years
Expected dividend yield	0%	0%

The change in fair value of the 2015 Warrants was $(0.4) million and $1.0 million for the years ended December 31, 2020 and 2019, respectively. None of these instruments have been exercised at December 31, 2020 or December 31, 2019.

The table below represents a rollforward of the Level 2 financial instruments from January 1, 2018 to December 31, 2020 (in thousands):

Significant Other Observable Inputs
(Level 2)
Balance as of January 1, 2019	$524
Change in fair value of warrant liabilities	961
Balance as of December 31, 2019	$1,485
Change in fair value of warrant liabilities	(403)
Balance as of December 31, 2020	$1,082

Other Warrants

In connection with the incurrence of the Senior Convertible Term Loan in 2015, the Company issued three tranches of warrants as fees to the lenders that were redeemable for Class A units. Upon consummation of the Company’s IPO in 2016, the warrants to purchase Class A units issued to lenders in the Senior Convertible Term Loan were exchanged for 351,992 warrants with a strike price of $10.20 per share to purchase the same number of shares of the Company’s common stock. Since the strike price was determined at IPO, the aggregate fair value of these warrants was reclassified from liability to equity upon consummation of the Company’s IPO in August 2016. None of these warrants have been exercised at December 31, 2020.

On April 16, 2013, the Company issued warrants with an estimated fair value of $1.4 million for the purchase of 30,000 Class A units at a strike price of $21.24 as consideration for fundraising efforts performed. Upon consummation of the Company’s IPO in 2016, these warrants to purchase Class A units were exchanged for 46,163 warrants to purchase the same number of shares of the Company’s common stock at a strike price of $138.06. None of these warrants have been exercised at December 31, 2020.

In connection with the 2017 Public Offering, the Company issued warrants to purchase 10,710,000 shares of common stock at an initial exercise price of $3.35 per share for a term of 5 years from the date of issuance. The Company assessed the warrants under FASB ASC 480 and ASC 815. The Company determined that the warrants were indexed to the Company’s stock and met all of the criteria for classification as equity under ASC 815. Based on this analysis, the Company recorded the fair value of the warrants to equity at issuance date. As of December 31, 2020, warrants to purchase 9,253,667 shares of common stock were outstanding. During 2020, the Company received proceeds of less than $0.1 million related to exercises of these warrants.

Warrants Outstanding

The following table summarizes information about warrants outstanding at December 31, 2020 and 2019:

	Warrants	Weighted Average Exercise Price
Balance, January 1, 2019	11,999,852	$5.95
Exercised	(78,400)	3.35
Balance, December 31, 2019	11,921,452	$5.97
Exercised	(1,339,333)	3.35
Balance, December 31, 2020	10,582,119	$6.30

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

The Company regularly reviews the expiration date of its inventories and maintains a reserve for inventories that are probable to expire before shipment. Inventories recorded on the Company’s consolidated balance sheets are net of a reserve for expirable inventory of $2.1 million and $3.0 million at December 31, 2020 and 2019, respectively. The Company expensed inventory that it believes will not be sold prior to reaching its product expiration date totaling $0.9 million and $0.9 million during the years ended December 31, 2020 and 2019, respectively. If the amount and timing of future sales differ from management’s assumptions, adjustments to the estimated inventory reserves may be required.

Inventories are comprised of the following (in thousands):

	December 31,
	2020	2019
Raw materials	$—	$371
Finished goods, net	102	269
Total inventories	$102	$640

During the year ended December 31, 2020, the Company recorded a loss to cost of goods sold for $0.3 million related to minimum batch commitments to purchase CLOVIQUE inventory in 2020. Additionally, in December 2020 the company terminated a supply agreement which included certain minimum batch purchase commitments related to CLOVIQUE through 2023. In connection with the termination, the Company recorded $0.4 million of contract termination cost expense to selling, general and administrative expense in December 2020.

8. Leases

The Company has adopted FASB ASU No. 2016 02, Leases (“ASC 842”) effective January 1, 2019 using the modified retrospective transition approach allowed under ASU 2018-11, Leases (Topic 842: Targeted Improvements). The Company has also elected to apply (i) the practical expedient, which allows it to not separate lease and non-lease components, for new leases entered into after adoption and (ii) the short-term lease exemption for all leases with an original term of 12 months or less, for purposes of applying the recognition and measurements requirements in ASC 842. As of December 31, 2020, the short-term lease exemption applied to two operating leases for office space which are for a term of one year.

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

The Company is party to six operating leases for office or laboratory space and two finance leases for office IT equipment. The Company’s finance leases are immaterial both individually and in the aggregate. In the consolidated balance sheets at December 31, 2020, the Company has a ROU lease asset balance of $16.1 million and a current and non-current lease liability of $4.2 million and $15.6 million, respectively. The balance of both the ROU lease asset and the lease liabilities primarily consists of future payments under the Company’s office lease in New York, New York.

The Company is party to an operating lease in New York, New York for office and laboratory space for its headquarters. The lease commenced in October 2010, its initial term is set to expire in February 2021, and the Company opened a secured letter of credit with a third party financial institution in lieu of providing a security deposit of $2.0 million, which letter of credit is included in restricted cash at December 31, 2020. As of December 31, 2020, there were six amendments to this lease agreement, which altered office and laboratory capacity and extended the lease term through October 2025, with total lease cost of $4.8 million for the year ended December 31, 2020. This office lease contains the ability to extend portions of the lease at fair market value but does not have any renewal options.

The Company is party to an operating lease in Warrendale, Pennsylvania for the Company’s specialty-focused commercial operation. In March 2019, the Company entered into an amendment to this lease, which extended the lease term to September 30, 2022 with two five year renewal options, which would extend the term to September 30, 2032, if exercised. Rental payments under the renewal period would be at market rates determined from the average rentals of similar tenants in the same industrial park. The option to renew this office lease was not considered when assessing the value of the ROU asset because the Company was not reasonably certain that it would assert its option to renew the lease. Total lease cost for this lease was $0.7 million for the year ended December 31, 2020.

In August 2015, the Company entered into an operating office lease agreement in Cambridge, Massachusetts for the Company’s clinical office effective January 2016 and expiring in April 2023. The Company opened a secured letter of credit with a third party financial institution in lieu of providing a security deposit of $0.1 million, which letter of credit is included in restricted cash at 2019. The Company is also party to an operating lease for laboratory space in Monmouth Junction, New Jersey, which expires in February 2022. Neither of these office leases contain any renewal options. Total lease cost for these leases was $0.4 million for the year ended December 31, 2020.

Quantitative information regarding the Company’s leases for the year ended December 31, 2020 and 2019 is as follows (in thousands):

		Year Ended	Year Ended
Lease Cost	Classification	December 31, 2020	December 31, 2019
Operating lease cost (a)	SG&A expenses	$4,592	$4,632
Variable lease cost	SG&A expenses	1,487	1,346
Sublease income (b)	Other revenue	(623)	(674)
Net Lease Cost		$5,456	$5,304

Other Information
Weighted average remaining lease term (years)		4.5	5.5
Weighted average discount rate		4.1%	4.1%

(a)Includes short-term lease costs and finance leases costs, which are immaterial.

(b)Includes sublease income related to MeiraGTx (Note 10).

Future lease payments under noncancellable leases are as follows (in thousands) at December 31, 2020:

Year ending December 31,	Operating Leases	Finance Leases
2021	$4,937	$25
2022	4,868	19
2023	4,174	14
2024	4,158	—
2025	3,573	—
Thereafter	—	—
Total Lease Payments	$21,710	$58

Less: Imputed Interest	(1,956)	(10)
Total Lease Liabilities	$19,754	$48

Note: As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.

9. Fixed Assets

Fixed assets are carried at cost less accumulated depreciation and amortization. Depreciation and amortization of fixed assets is calculated using the straight-line method over their estimated useful lives. Leasehold improvements are amortized over the shorter of their estimated useful lives or the lease term, using the straight-line method. Construction-in-progress and software under development are stated at cost and not depreciated. These items are transferred to fixed assets when the assets are placed into service.

When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the balance sheet and any resulting gain or loss is reflected in operations in the period realized. Expenditures for repairs and maintenance, which do not improve or extend the life of the assets, are expensed as incurred.

Fixed assets consisted of the following (in thousands):

	Useful Lives	December 31,	December 31,
	(Years)	2020	2019

Leasehold improvements	4-8	$10,398	$10,397
Office equipment and furniture	3-15	1,363	1,234
Machinery and laboratory equipment	3-15	3,835	3,599
Software	1-5	4,136	3,971
Construction-in-progress	̶̶̶̶	—	45
		19,732	19,246
Less accumulated depreciation and amortization		(18,445)	(16,802)
Fixed assets, net		$1,287	$2,444

Depreciation and amortization of fixed assets totaled $1.6 million and $1.8 million in the years ended December 31, 2020 and 2019, respectively.

10. Ownership of MeiraGTx Ordinary Shares

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

In October 2019, the Company entered into a transaction pursuant to which it sold approximately 1.4 million ordinary shares of MeiraGTx for gross proceeds of $22.0 million, which was recorded as a realized gain on equity securities. The Company entered into transactions in May 2020 and July 2020 pursuant to which it sold an aggregate of approximately 1.4 million ordinary shares of MeiraGTx for gross proceeds of $19.8 million, which was recorded as a realized gain on equity securities. The realized gain represents the total gain on the sale of ordinary shares since the MeiraGTx IPO in June 2018. The Company has recorded a net unrealized (loss) gain on its MeiraGTx ordinary share investment of $(31.4) million and $7.9 million for the years ended December 31, 2020 and 2019, respectively. The unrealized gains on equity securities consists of two components: (i) the reversal of the gain or loss recognized in previous periods on equity securities sold and (ii) the change in unrealized gain or loss resulting from mark-to-market adjustments on equity securities still held. The table below represents a rollforward of the MeiraGTx investment from January 1, 2019 to December 31, 2020 (in thousands).

Significant Observable Inputs
(Level 1)
Balance as of January 1, 2019	$34,075
Unrealized gain on ordinary shares sold during year	8,148
Realized gain on sale of ordinary shares	(22,000)
Unrealized gain on remaining ownership of ordinary shares	21,774
Balance as of December 31, 2019	$41,997
Unrealized loss on ordinary shares sold during the year	(8,244)
Realized gain on sale of ordinary shares	(19,784)
Unrealized loss on remaining ownership of ordinary shares	(3,405)
Balance as of December 31, 2020	$10,564

As of December 31, 2020 and 2019, the Company maintained a 1.6% and 5.7% ownership in the ordinary shares of MeiraGTx with a fair value of $10.6 million and $42.0 million, respectively. During the third quarter of 2019 the affiliate restrictions on the resale of these securities were removed and, accordingly, the Company’s investment in MeiraGTx has been recorded as a current investment in equity securities at both December 31, 2020 and 2019. The investment in MeiraGTx is valued using Level 1 inputs which includes quoted prices in active markets for identical assets in accordance with the fair value hierarchy (Note 2).

As part of the agreements executed with MeiraGTx in April 2015, the Company entered into a transition services agreement (“TSA”) with MeiraGTx which expired in April 2018. Upon expiration of the TSA, the Company continued to provide office space to MeiraGTx. On October 1, 2018, the Company and MeiraGTx entered into a sublease agreement which is effective from October 1, 2018 for a period of two months and will automatically be renewed on a monthly basis unless MeiraGTx provides 30 days prior written notice. The monthly sublease amount is approximately $50 thousand. As part of the TSA and sublease agreement with MeiraGTx, the Company recognized $0.6 million and $0.6 million to license and other revenue during the years ended December 31, 2020 and 2019, respectively. The Company received cash payments of $0.6 million from MeiraGTx during both 2020 and 2019 and the Company has no amounts receivable from MeiraGTx at either December 31, 2020 or 2019.

11. License Agreements

Nano Terra, Inc.

On April 8, 2011, the Company entered into a series of transactions with Nano Terra, Inc. (“Nano Terra”), pursuant to which the Company (i) paid $2.3 million for Nano Terra’s Series B Preferred Stock, (ii) entered into a joint venture with Surface Logix, Inc. (“Surface Logix”) (Nano Terra’s wholly-owned subsidiary) through the formation of NT Life Sciences, LLC (“NT Life”), whereby the Company contributed $0.9 million at the date of formation in exchange for a 50% interest in NT Life and (iii) entered into a sub-licensing arrangement with NT Life and Surface Logix. Pursuant to the sub-licensing arrangement, the Company was granted a worldwide, exclusive license under certain intellectual property owned by Surface Logix to three clinical-stage product candidates, including belumosudil, each of which were licensed by Surface Logix to NT Life. In December 2014, the Company received one share of Nano Terra’s Common Stock for every 100 shares of Series B Preferred Stock held by the Company, resulting in approximately a 1% holding in Nano Terra as of December 31, 2020 and 2019. In accordance with ASC 325, “Investments—Other”, the Company continues to account for the investment under the cost method (Note 2).

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

Since inception, the Company has continuously assessed the applicability of ASC 810, based on the corporate structure, voting rights and contributions of the various parties in connection with these agreements, and determined that Nano Terra and NT Life are not variable interest entities (“VIE”) and not subject to consolidation. On April 8, 2011 the Company recorded its $2.3 million investment in Nano Terra in accordance with ASC 325 and the Company has assessed the recoverability of the investment in Nano Terra as of December 31, 2020 and 2019 and identified no events or changes in circumstances that may have a significant adverse impact on the fair value of this investment. No impairment or changes resulting from observable price changes occurred during the year ended December 31, 2020. There was no activity of the joint venture during the years ended December 31, 2020 and 2019 which resulted in income or loss to the Company. The Company’s maximum exposure associated with Nano Terra and NT Life is limited to cash contributions made.

Additionally, subject to certain exceptions, the Company must pay a percentage that ranges between a low twenty percent and a low forty percent of all sublicensing revenue the Company receives in the event the Company further assigns or sublicenses its rights under the sub-licensing arrangement to certain third parties. In addition, the Company must pay to the previous shareholders of Surface Logix from which Nano Terra acquired Surface Logix and NT Life royalties on net sales in the amount of 5% and 10%, respectively. As the Company owns 50% of NT Life, the cumulative results of these obligations is that the Company will owe an aggregate royalty a 9.75% on net sales of licensed products. No sublicensing revenue or sales were achieved as of December 31, 2020 and 2019.

Dyax Corp. (acquired by Shire Plc in January 2016, acquired by Takeda Pharmaceuticals Co., Ltd. in 2018)

On July 22, 2011 the Company entered into a license agreement with Dyax Corp. (“Dyax”) for the rights to use the Dyax Antibody Libraries, Dyax Materials and Dyax Know-How (collectively “Dyax Property”). The agreement terminated on September 22, 2015, but the Company had a right to a commercial license of any research target within two years of expiration of the agreement. The Company exercised its right to a commercial license of two targets in September 2017, one of which is KD033. Under the terms of the agreement, the Company recorded $1.5 million in development milestone expense during each of the fourth quarter of 2019 and second quarter of 2020 related to development milestones reached by the Company.

BioNova Pharmaceuticals Ltd.

In November 2019, the Company entered into a strategic partnership with BioNova Pharmaceuticals Ltd. (“BioNova”) to form a joint venture to exclusively develop and commercialize belumosudil (KD025), the Company’s lead product candidate, for the treatment of graft-versus-host-disease (“GVHD”) in the People’s Republic of China. The joint venture was entered into through the creation of BK Pharmaceuticals Limited (“BK Pharma”), whereby the Company entered into a royalty-bearing exclusive license agreement with BK Pharma and BioNova in exchange for a 20% interest in BK Pharma. BK Pharma is domiciled in Hong Kong with shared oversight between the Company and BioNova.

Under the terms of the license agreement, the Company received an upfront payment of $4.0 million in December 2019 and is eligible to receive an additional $41.0 million in development, regulatory and commercial milestone payments upon the occurrence of specified events over the term of the agreement. In addition, the Company is eligible to receive double-digit percentage royalty payments on sales of belumosudil for GVHD in China.

The Company assessed the applicability of ASC 810 to the aforementioned agreements and based on the corporate structure, voting rights and contributions of the various parties in connection with these agreements, determined that BK Pharma was a VIE, however consolidation was not required as the Company was not the primary beneficiary based upon the voting and managerial structure of the entity. The purpose of the VIE is to develop and commercialize belumosudil in China and the operations of BK Pharma will be financed and guaranteed entirely by BioNova. The Company has not and is not required to provide financial support under the agreements and has no exposure to loss as a result of its involvement in the VIE. The Company’s investment in BK Pharma was accounted for under the equity method as the Company has the ability to exercise significant influence over BK Pharma. The equity method investment was recorded at immaterial cost representing the Company’s initial capital contribution for its ownership. This value was determined based upon the corporate structure which does not allocate profits or losses to the Company. An adjustment to this recorded investment will only occur upon a sales transaction or liquidation event, as defined in the agreement.

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

The single performance obligation represents a license of functional intellectual property and the associated revenue was recognized upon completion of the initial technology transfer in December 2019. The Company recognized $4.0 million in license revenue for the year ended December 31, 2019. No other milestone or royalty revenues have been earned as of December 31, 2020.

Meiji Seika Pharma Co., Ltd

In December 2019, the Company entered into a collaboration agreement with Meiji Seika Pharma Co., Ltd (“Meiji”), a Tokyo-based wholly owned subsidiary of Meiji Holdings Co., Ltd., to form a joint venture to exclusively develop and commercialize belumosudil in Japan and certain other Asian countries. The joint venture was entered into through the creation of Romeck Pharma, LLC (“Romeck”), whereby the Company entered into a royalty-bearing exclusive license agreement with Romeck and Meiji in exchange for a 50% interest in Romeck. Romeck is domiciled in Japan with shared oversight between the Company and Meiji.

Under the terms of the license agreement, the Company received an upfront payment of $6.0 million in January 2020 and is eligible to receive an additional $23.0 million in development, regulatory and commercial milestone payments upon the occurrence of specified events over the term of the agreement. In addition, the Company is eligible to receive double-digit percentage royalty payments on sales of belumosudil for GVHD in Japan.

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

The single performance obligation represents a license of functional intellectual property and the associated revenue was recognized upon completion of the initial technology transfer in the first quarter of 2020. The Company had not received the upfront payment or completed the single combined performance obligation as of December 31, 2019. As such, the Company recognized $6.0 million in license revenue in the first quarter of 2020 upon completion of the single combined performance obligation. No other milestone or royalty revenues have been earned as of December 31, 2020.

12. Share-based Compensation

Accounting for Share-based Compensation

The Company recognizes share-based compensation expense in accordance with FASB ASC Topic 718, “Stock Compensation” (“ASC 718”), for all share-based awards made to employees, non-employees and board members based on estimated fair values. ASC 718 requires companies to measure the cost of employee services incurred in exchange for the award of equity instruments based on the estimated fair value of the share-based award on the grant date. The expense is recognized over the requisite service period. The Company recognizes share-based award forfeitures as they occur.

The Company uses a Black-Scholes option-pricing model to value the Company’s option awards. Using this option-pricing model, the fair value of each employee and board member award is estimated on the grant date. The fair value is expensed on a straight-line basis over the vesting period. The option awards generally vest pro-rata annually. The expected volatility assumption is based on the volatility of the share price of comparable public companies. The expected life is determined using the “simplified method” permitted by Staff Accounting Bulletin Numbers 107 and 110 (the midpoint between the term of the agreement and the weighted average vesting term). The risk-free interest rate is based on the implied yield on a U.S. Treasury security at a constant maturity with a remaining term equal to the expected term of the option granted. The dividend yield is zero, as the Company has never declared a cash dividend.

As of December 31, 2020, the only equity compensation plans from which the Company may currently issue new awards are the Company’s 2016 Equity Incentive Plan (as amended and restated to date, the “2016 Equity Plan”) and 2016 Employee Stock Purchase Plan (as amended and restated to date, the “2016 ESPP”), each as more fully described below.

2016 Equity Incentive Plan

Pursuant to the 2016 Equity Plan, the Company’s Board of Directors may grant incentive and nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units and other cash-based or stock-based awards.

A total of 21,785,738 shares of the Company’s common stock were authorized and reserved for issuance under the 2016 Equity Plan at December 31, 2020 and there were 3,973,996 shares available for future grants. The 2016 Equity Plan provides for annual increases in the number of shares available for issuance under the 2016 Equity Plan on January 1 of each year by an amount equal to the smaller of (a) 4% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (b) an amount determined by the board of directors. In accordance with the terms of the 2016 Equity Plan, effective as of January 1, 2020, the number of shares of common stock available for issuance under the 2016 Equity Plan increased by 5,591,600 shares, which was less than four percent (4%) of the outstanding shares of common stock on December 31, 2019. On January 1, 2021, the number of shares of common stock available for issuance under the 2016 Equity Plan increased by 6,861,201 shares, which was four percent (4%) of the outstanding shares of common stock on December 31, 2020.

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

The Company recorded share-based option compensation expense under the 2016 Equity Plan for all outstanding stock options, performance stock options and stock appreciation rights of $9.4 million and $7.2 million for the years ended December 31, 2020 and 2019, respectively. Total unrecognized compensation expense related to unvested stock options granted under the Company’s share-based compensation plan was $11.9 million and $6.5 million at December 31, 2020 and 2019, respectively. That expense is expected to be recognized over a weighted average period of 1.9 years and 2.2 years as of December 31, 2020 and 2019, respectively.

The following table summarizes information about stock options outstanding, not including performance stock options, at December 31, 2020 and 2019:

	Options Outstanding
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Balance, January 1, 2019	9,764,539	$6.24	7.84	$—
Granted	2,943,973	3.11
Exercised	(92,334)	2.87		166
Forfeited	(813,577)	4.63
Balance, December 31, 2019	11,802,601	$5.59	7.52	$9,520
Granted	5,027,540	4.35
Exercised	(321,769)	3.11		438
Forfeited	(507,687)	4.51
Balance, December 31, 2020	16,000,685	$5.29	7.11	$7,365
Options vested and exercisable, December 31, 2020	9,749,998	$6.04	5.97	$5,951

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value calculated as the difference between the fair value of the Company’s common stock at December 31, 2020 ($4.15 per share) and December 31, 2019 ($4.53 per share) and the exercise price, multiplied by the related in-the-money options that would have been received by the option holders had they exercised their options at the end of the fiscal year. This amount changes based on the fair value of the Company’s common stock. There were 321,769 options exercised during the year ended December 31, 2020 with an aggregate intrinsic value of $0.4 million. There were 92,334 options exercised during the year ended December 31, 2019 with an aggregate intrinsic value of $0.2 million.

The weighted-average fair value of the stock option awards, not including performance stock options, granted to employees, officers, directors and advisors was $2.86 and $2.07 during the years ended December 31, 2020 and 2019, respectively, and was estimated at the date of grant using the Black-Scholes option-pricing model and the assumptions noted in the following table:

	Years Ended
	December 31, 2020	December 31, 2019
Weighted average fair value of grants	$2.86	$2.07
Expected volatility	75.46% - 87.48%	75.96% - 77.73%
Risk-free interest rate	0.29% - 1.64%	1.41% - 2.61%
Expected life	2.0 - 6.0 years	5.5 - 6.0 years
Expected dividend yield	0%	0%

Performance Options

The Company granted 1,597,000 nonqualified performance-based stock options under the 2016 Equity Plan to three executive employees during the year ended December 31, 2018. No other performance-based stock options have been granted under the 2016 Equity Plan. Compensation expense for the Performance Options is recognized on a straight-line basis over the awards’ requisite service period. The Performance Options vest upon the satisfaction of both a service condition and the satisfaction of one or more performance conditions. The Company initially determined which outcomes are probable of achievement. The requisite service period would be three years as that is the longest period of both the explicit service period and the implicit service periods. The first two performance conditions were satisfied during 2018 and the third performance condition was satisfied in 2019.

A total of 1,290,000 Performance Options with an exercise price of $4.06 were outstanding at both December 31, 2020 and 2019 with an intrinsic value of $0.3 million and $0.6 million, respectively. The weighted average remaining contractual life of outstanding Performance Options at December 31, 2020 was 5.7 years. At December 31, 2020, there was $0.1 million of total unrecognized compensation expense related to unvested Performance Options, which is expected to be recognized over a weighted-average period of 0.3 years. At December 31, 2020 and December 31, 2019, 962,502 and 853,335 Performance Options had vested, respectively, and no Performance Options had been exercised.

Stock Appreciation Rights

The Company granted 1,040,000 stock appreciation rights (“SARs”) under the 2016 Equity Plan to three executive employees during the year ended December 31, 2017. No other SARs have been granted under the 2016 Equity Plan. A total of 835,000 SARs with an exercise price of $3.64 were outstanding at both December 31, 2020 and 2019 with an intrinsic value of $0.5 million and $0.7 million, respectively. The weighted average remaining contractual life of outstanding SARs at December 31, 2020 was 5.6 years. Compensation expense for SARs is recognized on a straight-line basis over the awards’ requisite service period. At December 31, 2020, there was no unrecognized compensation cost related to SARs. At December 31, 2020 and December 31, 2019, 835,000 and 616,667 SARs had vested and no SARs had been exercised.

2014 Long-term Incentive Plan (“LTIP”)

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

A total of 9,750 units were outstanding under the LTIP at December 31, 2020 and 2019. The compensation expense for this award was recognized upon consummation of the Company’s IPO in 2016 and was recorded as additional paid in capital.

2016 Employee Stock Purchase Plan

In July 2016, the Company adopted the 2016 ESPP. The 2016 ESPP provides for annual increases in the number of shares available for sale under the 2016 ESPP on January 1 of each year by an amount equal to the smaller of (a) 750,000 shares, (b) one-and-a-half percent (1.5%) of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (c) an amount determined by the board of directors. On January 1, 2020 and January 1, 2021, the number of shares reserved for sale was not increased by the Company’s board of directors. As of December 31, 2020, there was a total of 2,551,180 shares reserved for sale under the 2016 ESPP and there were 2,235,354 shares available for future sales.

The Company issued 164,614 shares and 88,619 shares of common stock under the 2016 ESPP during the years ended December 31, 2020 and 2019, respectively. No significant compensation expense was recognized for the ESPP during the years ended December 31, 2020 and 2019.

13. Accrued Expenses

Short-term accrued expenses at December 31, 2020 and 2019 include the following (in thousands):

	December 31,	December 31,
	2020	2019
Commission payable	$—	$2,395
Compensation, benefits and severance	5,585	4,668
Research and development	4,183	4,962
Other	1,766	2,223
Total Accrued Expenses	$11,534	$14,248

Commission payable

Commission payable represents commissions to third parties for Class E redeemable convertible unit raises during 2014 and 2015. During the year ended December 31, 2020, the Company recorded $2.4 million as a non-cash gain on extinguishment of obligation due to the expiration of the Company’s obligation related to this portion of the commission.

Compensation, benefits and severance

Compensation, benefits and severance represent earned and unpaid employee wages and bonuses, as well as contractual severance to be paid to former employees.

Research and development

The Company has contracts with third parties for the development of the Company’s product candidates. The timing of the expenses varies depending upon the timing of initiation of clinical trials and enrollment of patients in clinical trials. Accrued research and development expenses represent incurred expenses for which the Company has not yet been invoiced.

Other

During the year ended December 31, 2020, the Company recorded $1.0 million as a non-cash gain on extinguishment of obligation due to the expiration of the Company’s obligation relating to a terminated license agreement.

14. Employee Benefit Plan

In October 2011, the Company began sponsoring a qualified Tax Deferred Savings Plan (401(k)) for all eligible employees of the Company. Participation in the plan is voluntary. Participating employees may defer up to 75% of their compensation up to the maximum prescribed by the Internal Revenue Code. The Company has an obligation to match non-highly compensated employee contributions of up to 6% of deferrals and also has the option to make discretionary matching contributions and profit sharing contributions to the plan annually, as determined by the Company’s board of directors.

The Company expensed employer matching contributions of $0.2 million and $0.3 million for the years ended December 31, 2020 and 2019, respectively. The Company made disbursements of $0.3 million and $0.2 million for the years ended December 31, 2020 and 2019, respectively. The Company typically disburses employer matching contributions during the first quarter following the plan year.

15. Commitments and Contingencies

Lease Commitments

The Company’s commitments related to lease agreements are disclosed in Note 8.

Contingent License Agreement Milestones

The Company has entered into several license agreements for products currently under development (Note 11). The Company may be obligated in future periods to make additional payments, which would become due and payable only upon the achievement of certain research and development, regulatory, and approval milestones. The specific timing of such milestones cannot be predicted and depends upon future discretionary clinical developments as well as regulatory agency actions which cannot be predicted with certainty (including action which may never occur). These additional contingent milestone payments aggregate to $229.1 million at December 31, 2020. Any payments made prior to FDA approval will be expensed as research and development. Payments made after FDA approval will be capitalized.

Further, under the terms of certain licensing agreements, the Company may be obligated to pay commercial milestones contingent upon the realization of sales revenues and sublicense revenues. Due to the long-range nature of such commercial milestones, they are neither probable at this time nor predictable, and consequently are not included in the additional contingent milestone payment amount.

Legal Contingencies

The Company has been subject to various legal proceedings that arise from time to time in the ordinary course of its business. Although the Company believes that the various proceedings brought against it have been without merit, and that it has adequate product liability and other insurance to cover any claims, litigation is subject to many factors which are difficult to predict and there can be no assurance that the Company will not incur material costs in the resolution of legal matters. Should the Company determine that any future obligations exist, the Company will record an expense equal to the amount which is deemed probable and estimable. The Company has no significant contingencies related to legal proceedings at December 31, 2020.

16. Income Taxes

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

The Company follows FASB ASC Topic 740-10, “Accounting for Uncertainty in Income Taxes”, which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. At December 31, 2020 and 2019, the Company had no material uncertain tax positions to be accounted for in the financial statements. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in interest expense. The Company is obligated to file income tax returns in the U.S. federal jurisdiction and several U.S. states. Since the Company had losses in the past, all prior years that generated net operating loss carryforwards are open and subject to audit examination in relation to the net operating loss generated from those years.

The Company recorded an income tax (benefit) expense of approximately $(0.2) million and less than $0.1 million for the years ended December 31, 2020 and 2019, respectively, related to adjustments to the deferred tax liability. The deferred tax liability was initially recorded to account for the book vs. tax basis difference related to the goodwill intangible asset, also known as a “naked credit”. The deferred tax liability was excluded from sources of future taxable income, as the timing of its reversal cannot be predicted due to the indefinite life of the goodwill. In accordance with the Tax Cuts and Jobs Act of 2017, losses generated beginning with the 2018 tax year may be carried forward indefinitely for U.S. federal tax purposes, however losses were initially limited to offset 80% of taxable income in future years. Thus, 80% of the U.S. federal deferred tax liability related to goodwill was able to be used to offset the valuation allowance as of December 31, 2019. In accordance with the Coronavirus Aid, Relief, and Economic Security Act of 2020, however, losses generated in 2018 through 2020 may now offset 100% of taxable income in future years. Since the Company’s losses generated in 2018 through 2020 are greater than the book vs. tax basis difference related to goodwill, all of the U.S. federal deferred tax liability related to goodwill may be used to offset the valuation allowance as of December 31, 2020. This resulted in a reduction of the deferred tax liability of approximately $0.2 million during the year ended December 31, 2020. The Company files income tax returns in various states including New York, Massachusetts, and Pennsylvania, which provide for a 20-year loss carryforward before expiration. Thus, none of the U.S. state deferred tax liability related to goodwill may be used to offset the valuation allowance. As such, approximately $0.3 million of the deferred tax liability cannot be used to offset the valuation allowance for U.S. state income tax purposes.

Other than the $0.2 million deferred tax benefit mentioned above, no provision or benefit for federal or state income taxes has been recorded during the year ended December 31, 2020, as the Company has incurred a net loss for all of the periods presented, and the Company has provided a full valuation allowance against its deferred tax assets.

The income tax (benefit) expense differs from the (benefit) expense that would result from applying federal statutory rates to loss before income taxes as follows (in thousands):

	For the Years Ended December 31,
	2020		2019
	Amount	Rate	Amount	Rate
Expected federal statutory income tax	$(22,862)	21.0%	$(12,897)	21.0%
State income taxes, net of federal benefits	(9,733)	8.9%	1,700	-2.8%
Adjustment to deferred tax assets related to ownership change	—	0.0%	26,287	-42.8%
Adjustment to deferred tax assets	1,013	-0.9%	469	-0.8%
Change in valuation allowance	31,400	-28.8%	(15,513)	25.3%
Income tax (benefit) expense	$(182)	0.2%	$46	-0.1%

Deferred income tax (benefit) expense results primarily from the timing of temporary differences between the tax and financial statement carrying amounts of goodwill. The net deferred tax asset and liability in the accompanying consolidated balance sheets consists of the following components (in thousands):

	For the Years Ended December 31,
	2020	2019
Deferred tax assets
Net operating loss carryforward	$106,848	$96,924
Foreign tax credit carryforward	631	631
Capitalized research and development	104,876	92,265
Share-based compensation	24,908	22,846
Depreciation	1,198	1,039
Intangibles	22,073	24,647
Right of use lease liability	5,684	6,677
Other	788	250
Total deferred tax assets	267,006	245,279
Deferred tax liabilities
Goodwill	(972)	(461)
Right of use lease asset	(4,636)	(5,531)
Unrealized gain on MeiraGTx equity securities investment	(1,677)	(7,604)
Change in fair value of warrant liabilities	—	(3,536)
Total deferred tax liabilities	(7,285)	(17,132)
Total deferred tax assets, net	259,721	228,147
Valuation allowance	(259,999)	(228,608)
Deferred tax liability	$(278)	$(461)

At December 31, 2020, the Company has unused federal and state net operating loss (“NOL”) carryforwards of $408.4 million and $349.6 million, respectively, that may be applied against future taxable income. Approximately $291.1 million of the federal NOL carryforwards expire at various dates through December 31, 2037, and approximately $117.3 million of federal net operating loss carryforwards will not expire. Approximately all of the $349.6 million state NOL carryforwards expire at various dates through December 31, 2040. The 20-year limitation was eliminated for federal losses generated after January 1, 2018, giving the taxpayer the ability to carry forward federal losses indefinitely. However, federal NOL carryforwards arising after January 1, 2021, are limited to 80 percent of taxable income.

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

If an additional ownership change occurred in the future and if the Company earned net taxable income, the Company’s ability to use its pre-change NOLs to offset U.S. federal taxable income would be subject to these limitations, which could potentially result in increased future tax liability compared to the tax liability the Company would incur if its use of NOL carryforwards were not so limited. In addition, for state income, franchise and similar tax purposes, there may be periods during which the use of NOL carryforwards is suspended or otherwise limited, which could accelerate or permanently increase the Company’s state income, franchise or similar taxes.

In accordance with ASC 740, “Income Taxes,” the Company recorded a valuation allowance to fully offset the gross deferred tax asset, because it is more likely than not that the Company will not realize future benefits associated with these deferred tax assets at December 31, 2020 and 2019. The change in deferred tax liability has been recognized as an income tax expense and benefit in the consolidated statements of operations for the years ended December 31, 2020 and 2019, respectively.

17. Subsequent Events

CLOVIQUE ANDA Sale

The Company currently markets CLOVIQUE™ (Trientine Hydrochloride Capsules, USP), a room-temperature stable innovative product developed in-house at Kadmon and generic Trientine Hydrochloride Capsules USP, 250 mg (collectively, “CLOVIQUE”). Trientine hydrochloride is used for the treatment of Wilson’s disease in patients who are intolerant of penicillamine. In February 2021, the Company entered into an agreement to divest the CLOVIQUE ANDA’s and associated US-based patents and trademarks for $0.1 million, with the opportunity to earn up to $1.0 million more per year, for 3 years post-relaunch, in the form of backend sales-related payment. The Company does not expect this to have a significant impact on the consolidated financial statements as the revenues derived from CLOVIQUE in 2020 and 2019 were $1.6 million and $0.4 million, respectively, and Kadmon will have the right to reference, and to continue to market and sell, under the CLOVIQUE ANDAs until such time as it has exhausted its existing inventory.

Convertible Senior Notes

On February 16, 2021, the Company issued $240.0 million aggregate principal amount of 3.625% convertible senior notes due 2027 (the "Notes"), pursuant to an Indenture dated February 16, 2021 (the “Indenture”), between Kadmon and U.S. Bank National Association, as trustee (the “Trustee”), in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The Notes issued in the Note Offering include $40.0 million in aggregate principal amount of Notes sold to the initial purchasers (the “Initial Purchasers”) resulting from the exercise in full of their option to purchase additional Notes. Kadmon received net proceeds from the Note Offering of approximately $232.8 million, after deducting the Initial Purchasers’ discount. This transaction will be recorded in the first quarter of 2021 and the accounting for the transaction is not yet finalized.

The Notes are senior, unsecured obligations of Kadmon and will accrue interest payable semiannually in arrears on February 15 and August 15 of each year, beginning on August 15, 2021, at a rate of 3.625% per year. The Notes will mature on February 15, 2027, unless earlier converted or repurchased. Upon maturity, the Notes are convertible into cash, shares of Kadmon’s common stock or a combination of cash and shares of Kadmon’s common stock, at Kadmon’s election.

The conversion rate will initially be 143.7815 shares of Kadmon’s common stock per $1,000 principal amount of Notes (equivalent to an initial conversion price of approximately $6.96 per share of Kadmon’s common stock, for a total of approximately 34,507,560 shares).

Capped Call Transactions with Respect to the Notes

On February 10, 2021, concurrently with the pricing of the Notes, the Company entered into privately negotiated capped call transactions (the “Capped Call Transactions”) with certain financial institutions (the “Capped Call Counterparties”). The Company used approximately $33.0 million of the net proceeds from the Note Offering to pay for the cost of the Capped Call Transactions. The Capped Call Transactions are expected generally to reduce the potential dilution to Kadmon’s common stock upon any conversion of Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted Notes, as the case may be, with such reduction and/or offset subject to a cap initially equal to $10.70 (which represents a premium of 100% over the last reported sale price of Kadmon’s common stock on February 10, 2021) and is subject to certain adjustments under the terms of the Capped Call Transactions. The Capped Calls cover 34,507,560 shares of our common stock (subject to anti-dilution and certain other adjustments), which is the same number of shares of common stock that initially underlie the Notes. The Capped Calls have an initial strike price of approximately $6.96 per share, which corresponds to the initial conversion price of the Notes. The Capped Call Transactions are separate transactions, entered into by us with the Capped Call Counterparties, and are not part of the terms of the Notes. The accounting for these Capped Call instruments is not finalized.

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

10.2*+	Antibody License Agreement, dated July 22, 2011, between Dyax Corp. and Kadmon Pharmaceuticals, LLC.
10.3*	1st Amendment to the Antibody Library License Agreement dated July 22, 2015, between Dyax Corp. and Kadmon Pharmaceuticals, LLC.
10.4

Lease Agreement, dated October 28, 2010, by and between ARE-East River Science Park, LLC and Kadmon Pharmaceuticals, LLC (incorporated by reference to Exhibit 10.37 to the Registrant's Registration Statement on Form S-1 (File No. 333-211949), filed with the SEC on June 10, 2016).

10.5

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

10.10

Sixth Amendment to Lease Agreement, dated August 11, 2017, by and between ARE-East River Science Park, LLC and Kadmon Corporation, LLC (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 001-37841), filed with the SEC on August 14, 2017).

10.11

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

10.13

Amended and Restated Kadmon Holdings, Inc. 2016 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.57 to the Registrant’s Annual Report on Form 10-K (File No. 001-37841), filed with the SEC on March 6, 2018).

10.14

Form of Stock Appreciation Right Agreement under Amended and Restated Kadmon Holdings, Inc. 2016 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.58 to the Registrant’s Annual Report on Form 10-K (File No. 001-37841), filed with the SEC on March 6, 2018).

10.15

Amended and Restated Kadmon Holdings, Inc. 2016 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37841), filed with the SEC on May 8, 2018).

10.16

Form of Subscription Agreement dated June 11, 2018 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37841), filed with the SEC on June 14, 2018).

10.17

Controlled Equity Offering Sales Agreement, dated August 4, 2017, between the Registrant and Cantor Fitzgerald & Co. (incorporated herein by reference to Exhibit 1.2 to the Registrant’s Registration Statement on Form S-3 (File No. 333-219712), filed with the SEC on August 4, 2017).

10.18

Form of Performance Stock Option Agreement under Amended and Restated Kadmon Holdings, Inc. 2016 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K (File No. 001-37841), filed with the SEC on March 7, 2019).

10.19

Employment Agreement between Kadmon Corporation, LLC and Steven Meehan, dated effective as of February 8, 2019 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37841), filed with the SEC on May 9, 2019).

10.20

Employment Agreement between Kadmon Corporation, LLC and Gregory S. Moss, effective as of August 30, 2019 (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37841), filed with the SEC on November 7, 2019).

10.21

Employment Agreement between Kadmon Corporation, LLC and Harlan W. Waksal, M.D., dated effective as of January 1, 2020 (incorporated herein by reference to Exhibit 10.29 to the Registrant’s Quarterly Report on Form 10-K (File No. 001-37841), filed with the SEC on March 5, 2020).

10.22*	Amendment to Employment Agreement between Kadmon Corporation, LLC and Gregory S. Moss, effective January 1, 2021.
10.23*	Amendment to Employment Agreement between Kadmon Corporation, LLC and Steven Meehan, effective January 1, 2021.
10.24*	Amendment to Employment Agreement between Kadmon Corporation, LLC and Harlan W. Waksal, effective January 1, 2021.
21.1*	List of subsidiaries.
23.1*	Consent of independent registered public accounting firm.
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
**

Furnished herewith. In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.

+	Portions of this document (indicated by “[***]” have been omitted because they are not material and would likely cause competitive harm to Kadmon Holdings, Inc. if disclosed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Kadmon Holdings, Inc.

Date: March 4, 2021	By:	/s/ Harlan W. Waksal Harlan W. Waksal President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

March 7, 2019
Signature	Title	Date

/s/ Harlan W. Waksal	President and Chief Executive Officer	March 4, 2021
Harlan W. Waksal	(Principal Executive Officer)

/s/ Steven Meehan	Executive Vice President, Chief Financial Officer	March 4, 2021
Steven Meehan	(Principal Financial Officer)

/s/ Kyle Carver	Senior Vice President, Chief Accounting Officer, Controller	March 4, 2021
Kyle Carver	(Principal Accounting Officer)

/s/ Tasos G. Konidaris	Director	March 4, 2021
Tasos G. Konidaris

/s/ Eugene Bauer	Director	March 4, 2021
Eugene Bauer

/s/ David E. Cohen	Director	March 4, 2021
David E. Cohen

/s/ Arthur Kirsch	Director	March 4, 2021
Arthur Kirsch

/s/ Nancy Miller-Rich	Director	March 4, 2021
Nancy Miller-Rich

/s/ Cynthia Schwalm	Director	March 4, 2021
Cynthia Schwalm