Form 10-Q
period 2021-03-31
Kadmon Holdings, Inc.
filed 2021-05-06
CIK 1557142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________________

FORM 10-Q

_______________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

The number of shares of the registrant’s common stock outstanding as of May 3, 2021 was 171,973,864.

Kadmon Holdings, Inc.

Quarterly Report Form 10-Q

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

•the benefits of U.S. Food and Drug Administration (“FDA”) designations such as Breakthrough Therapy, and review of our New Drug Application under the FDA’s Oncology Center of Excellence pilot program, Real-Time Oncology Review, and the FDA's Project Orbis initiative (“Project Orbis”);

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

•the rate and degree of market acceptance of our product candidates, if approved;

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

•the future trading price of the shares of our common stock;

•our ability to apply unused federal and state net operating loss carryforwards against future taxable income; and/or

•other risks and uncertainties, including those listed under the caption “Risk Factors.”

The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions, and we may not actually achieve the plans, intentions or expectations included in our forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by law, we disclaim any duty to update any forward looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION

Kadmon Holdings, Inc.

Consolidated Balance Sheets

(in thousands, except share amounts)

	March 31,	December 31,
	2021	2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$132,018	$74,423
Marketable debt securities, available-for-sale	163,880	49,435
Accounts receivable, net	1,519	695
Inventories, net	22	102
Prepaid expenses and other current assets	3,197	2,082
Investment, equity securities	10,069	10,564
Total current assets	310,705	137,301
Fixed assets, net	1,192	1,287
Right of use lease asset	15,204	16,112
Goodwill	3,580	3,580
Restricted cash	2,117	2,117
Investment, at cost	2,300	2,300
Other noncurrent assets	9	13
Total assets	$335,107	$162,710

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,273	$10,933
Accrued expenses	8,050	11,534
Term debt - current	2,718	1,699
Lease liability - current	4,292	4,223
Warrant liabilities	922	1,082
Total current liabilities	28,255	29,471
Lease liability - noncurrent	14,479	15,579
Deferred tax liability	278	278
Term debt - noncurrent	339	1,359
Convertible notes, net	232,552	—
Total liabilities	275,903	46,687
Commitments and contingencies (Note 12)
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 10,000,000 shares authorized at March 31, 2021 and December 31, 2020; 28,708 shares issued and outstanding at March 31, 2021 and December 31, 2020.	45,098	44,555
Common stock, $0.001 par value; 400,000,000 shares authorized at March 31, 2021 and December 31, 2020; 171,816,945 and 171,530,045 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	171	171
Additional paid-in capital	487,230	515,429
Accumulated deficit	(473,025)	(444,104)
Accumulated other comprehensive loss	(270)	(28)
Total stockholders’ equity	59,204	116,023
Total liabilities and stockholders’ equity	$335,107	$162,710

See accompanying notes to consolidated financial statements (unaudited)

Kadmon Holdings, Inc.

Consolidated Statements of Operations and Comprehensive Loss (unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2021	2020
Revenues:
Net sales	$360	$589
Other revenue	203	6,146
Total revenue	563	6,735
Cost of sales	96	328
Write-down of inventory	—	284
Gross profit	467	6,123
Operating expenses:
Research and development	15,274	12,874
Selling, general and administrative	12,596	9,366
Total operating expenses	27,870	22,240
Loss from operations	(27,403)	(16,117)
Other (expense) income:
Interest income	600	466
Interest expense	(1,229)	—
Unrealized loss on equity securities	(495)	(13,803)
Other income	149	157
Total other expense	(975)	(13,180)
Loss before income tax expense	(28,378)	(29,297)
Income tax expense	—	—
Net loss	$(28,378)	$(29,297)
Deemed dividend on convertible preferred stock	543	517
Net loss attributable to common stockholders	$(28,921)	$(29,814)

Basic and diluted net loss per share of common stock	$(0.17)	$(0.19)
Weighted average basic and diluted shares of common stock outstanding	171,689,510	158,031,405

Other comprehensive loss:
Net unrealized loss on available-for-sale securities	242	—
Other comprehensive loss	242	—
Comprehensive loss attributable to common shareholders	$(29,163)	$(29,814)

See accompanying notes to consolidated financial statements (unaudited)

Kadmon Holdings, Inc.

Consolidated Statements of Stockholders’ Equity (unaudited)

(in thousands, except share amounts)

For the Three Months Ended March 31, 2021

	Preferred stock		Common stock		Additional paid-in	Accumulated Other	Accumulated
	Shares	Amount	Shares	Amount	capital	Comprehensive Loss	Deficit	Total
Balance, January 1, 2021	28,708	$44,555	171,530,045	$171	$515,429	$(28)	$(444,104)	$116,023
Share-based compensation expense	—	—	—	—	3,673	—	—	3,673
Common stock issued for option exercises	—	—	286,900	—	1,128	—	—	1,128
Payments for capped call transactions	—	—	—	—	(33,000)	—	—	(33,000)
Beneficial conversion feature on convertible preferred stock	—	109	—	—	—	—	(109)	—
Accretion of dividends on convertible preferred stock	—	434	—	—	—	—	(434)	—
Other comprehensive loss	—	—	—	—	—	(242)	—	(242)
Net loss	—	—	—	—	—	—	(28,378)	(28,378)
Balance, March 31, 2021	28,708	$45,098	171,816,945	$171	$487,230	$(270)	$(473,025)	$59,204

For the Three Months Ended March 31, 2020

	Preferred stock		Common stock		Additional paid-in	Accumulated Other	Accumulated
	Shares	Amount	Shares	Amount	capital	Comprehensive Loss	Deficit	Total
Balance, January 1, 2020	28,708	$42,433	159,759,996	$160	$456,211	$—	$(333,069)	$165,735
Share-based compensation expense	—	—	—	—	2,037	—	—	2,037
Common stock issued for warrant exercises	—	—	2,777	—	7	—	—	7
Common stock issued for option exercises	—	—	68,001	—	284	—	—	284
Beneficial conversion feature on convertible preferred stock	—	103	—	—	—		(103)
Accretion of dividends on convertible preferred stock	—	414	—	—	—	—	(414)	—
Net loss	—	—	—	—	—	—	(29,297)	(29,297)
Balance, March 31, 2020	28,708	$42,950	159,830,774	$160	$458,539	$—	$(362,883)	$138,766

See accompanying notes to consolidated financial statements (unaudited)

Click or tap here to enter text.

Kadmon Holdings, Inc.

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(28,378)	$(29,297)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of premium and discounts on available-for-sale securities	506	—
Amortization of debt discount	158	—
Depreciation and amortization of fixed assets	337	418
Non-cash operating lease cost	908	869
Write-down of inventory	—	284
Share-based compensation	3,673	2,037
Change in fair value of warrant liabilities	(160)	(156)
Net unrealized loss on equity securities	495	13,803
Gain on settlement of obligation	(448)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(824)	(280)
Inventories, net	80	(144)
Prepaid expenses and other assets	(1,111)	(1,346)
Accounts payable	1,299	(2,399)
Lease liability	(1,031)	(969)
Accrued expenses	(3,036)	(2,635)
Net cash used in operating activities	(27,532)	(19,815)

Cash flows from investing activities:
Purchases of investment debt securities	(127,462)	—
Maturities of investment debt securities	12,268	—
Purchases of fixed assets	(201)	(26)
Net cash used in investing activities	(115,395)	(26)

Cash flows from financing activities:
Proceeds from issuance of convertible notes, net of issuance costs	232,394	—
Payments for capped call transactions	(33,000)	—
Proceeds from exercise of options	1,128	284
Proceeds from exercise of warrants	—	7
Net cash provided by financing activities	200,522	291
Net increase (decrease) in cash, cash equivalents and restricted cash	57,595	(19,550)
Cash, cash equivalents and restricted cash, beginning of period	76,540	141,713
Cash, cash equivalents and restricted cash, end of period	$134,135	$122,163

Components of cash, cash equivalents and restricted cash
Cash and cash equivalents	132,018	120,046
Restricted cash	2,117	2,117
Total cash, cash equivalents and restricted cash	134,135	122,163

Non-cash investing and financing activities:
Beneficial conversion feature on convertible preferred stock	109	103
Accretion of dividends on convertible preferred stock	434	414
Unpaid fixed asset additions	41	107
Operating cash flows paid for amounts included in the measurement of lease liabilities	1,217	1,192

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

Liquidity

The Company maintained cash, cash equivalents and marketable debt securities of $295.9 million at March 31, 2021. The Company had an accumulated deficit of $473.0 million and working capital of $282.5 million at March 31, 2021. On February 16, 2021, the Company issued $240.0 million aggregate principal amount of 3.625% convertible senior notes due 2027 (the "Notes"), pursuant to an Indenture dated February 16, 2021, between the Company and U.S. Bank National Association, as trustee, in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act. On February 10, 2021, concurrently with the pricing of the Notes, the Company entered into privately negotiated capped call transactions (the “Capped Call Transactions”) with certain financial institutions. The Company used approximately $33.0 million of the net proceeds from the Notes offering to pay for the cost of the Capped Call Transactions (Note 5). The net proceeds from the offering were $199.4 million after deducting issuance costs and the cost of Capped Call Transactions. The Company expects that its cash, cash equivalents and marketable debt securities available at March 31, 2021 will enable it to advance its planned commercial launch efforts for belumosudil, if approved, advance certain of its other pipeline product candidates, including KD033, and provide for other working capital purposes.

Managements’ plans may include continuing to finance operations through the issuance of debt and sale of additional equity securities, monetization of assets, and expanding the Company’s commercial portfolio through the development of its current pipeline or through strategic collaborations. Any transactions that occur may contain covenants that restrict the ability of management to operate the business or may have rights, preferences or privileges senior to the Company’s common stock and may dilute current stockholders of the Company.

The Company filed a shelf registration statement on Form S-3 (File No. 333-238969) on June 5, 2020, which was declared effective by the SEC on June 16, 2020. Under this registration statement, the Company may sell, in one or more transactions, up to $300.0 million of common stock, preferred stock, debt securities, warrants, purchase contracts and units. The Company had not sold any securities pursuant to this registration statement as of March 31, 2021.

The Company entered into a Sales Agreement with Cantor Fitzgerald & Co. in August 2017 under which the Company could sell up to $50.0 million in shares of its common stock in one or more placements at prevailing market prices for its common stock (the “ATM Program”). The Company has not sold any securities pursuant to this ATM Program for the period ended March 31, 2021.

As of March 31, 2021, the Company has not established a source of revenues sufficient to cover operating costs, and as such, has been dependent on funding operations through the issuance of debt and equity securities. Although cash, cash equivalents and marketable debt securities available at March 31, 2021 is expected to execute the Company’s current business plans, it may not be sufficient to enable the Company to meet its long-term expected plans, including commercialization of clinical pipeline products, if approved, or initiation or completion of future pre-clinical or clinical studies. The Company has no commitments for any additional financing and may not be successful in its efforts to raise additional funds or achieve profitable operations. Any amounts raised will be used for further development of product candidates, to secure additional property and equipment, and for other working capital purposes.

2. Summary of Significant Accounting Policies

Basis of Presentation

The Company operates in one segment considering the nature of the Company’s products and services, class of customers, methods used to distribute its products and the regulatory environment in which the Company operates. The accompanying consolidated financial statements, which include the accounts of Kadmon Holdings, Inc. and its domestic and international subsidiaries, all of which are wholly owned by Kadmon Holdings, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the Company’s opinion, the financial statements include all adjustments (consisting of normal recurring adjustments) and disclosures considered necessary in order to make the financial statements not misleading. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the final results that may be expected for the year ending December 31, 2021.

These unaudited financial statements should be read in conjunction with the audited financial statements included in Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

Critical Accounting Policies

The Company’s significant accounting policies are disclosed in the audited financial statements included in Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. Since the date of such financial statements, there have been no changes or updates to the Company’s significant accounting policies, other than those described below.

Cash, Cash Equivalents and Marketable Debt Securities

The Company considers all highly liquid securities with an original or remaining maturity of three months or less at the time of acquisition to be cash equivalents. The Company determines the appropriate classification of its investments in debt securities at the time of purchase. All of the Company’s debt securities are classified as available-for-sale and are reported as short-term or long-term based on maturity dates and whether such assets are available for use in current operations and are reasonably expected to be realized in cash or consumed during the normal cycle of business. Our available-for-sale debt securities generally have contractual maturity dates between six months and two years.

The following tables summarize the Company’s cash, cash equivalents and marketable debt securities as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash and money market funds	$132,018	$—	$—	132,018
Corporate debt securities	—	—	—	—
Total cash and cash equivalents	132,018	—	—	132,018
Marketable debt securities:
Corporate debt securities	164,150	12	(282)	163,880
Total marketable debt securities	164,150	12	(282)	163,880
Total cash, cash equivalents and marketable debt securities	$296,168	$12	$(282)	$295,898

	December 31, 2020

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash and money market funds	$71,382	$—	$—	71,382
Corporate debt securities	3,041			3,041
Total cash and cash equivalents	74,423	—	—	74,423
Marketable debt securities:
Corporate debt securities	49,463	4	(32)	49,435
Total marketable debt securities	49,463	4	(32)	49,435
Total cash, cash equivalents and marketable debt securities	$123,886	$4	$(32)	$123,858

At March 31, 2021, the Company had invested in 32 available-for-sale marketable debt securities that were in an unrealized loss position for less than one year and no securities in an unrealized loss position for more than one year. The aggregate fair value of debt securities in an unrealized loss position at March 31, 2021 was $212.6 million. The unrealized losses of $0.3 million related to these corporate debt securities were included in accumulated other comprehensive loss as of March 31, 2021. Unrealized losses on corporate debt securities have not been recognized into income because the issuers’ bonds are of high credit quality (rated A3/A- or higher), it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to market conditions and/or changes in interest rates. The issuers continue to make timely interest payments on the bonds. The fair value is expected to recover as the bonds approach maturity and the Company does not believe any unrealized losses represent other-than-temporary impairments.

Convertible Notes Transaction

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-06, “Debt with Conversion and Other Options and Derivatives and Hedging - Contracts in Entity’s Own Equity” (“ASU 2020-06”) to address the complexity associated with applying GAAP to certain financial instruments with characteristics of liabilities and equity. This ASU includes amendments to the guidance on convertible instruments and the derivative scope exception for contracts in an entity’s own equity and simplifies the accounting for convertible instruments by eliminating the cash conversion accounting model for convertible instruments. The Company early adopted ASU 2020-06 effective January 1, 2021, and the standard did not have a significant impact on its consolidated financial statements. By adopting ASU 2020-06, the company eliminates the separation model for convertible debt and the requirement to separately present in equity an embedded conversion feature in such debt.

In February 2021, the Company issued $240.0 million in aggregate principal of 3.625% convertible senior notes due February 15, 2027 (Note 5). The Company accounts for the convertible notes wholly as debt in accordance with FASB Accounting Standards Codification (“ASC”) 470, Debt. The Company does not separately account for the liability and equity components of convertible notes transactions that can be settled in cash by allocating the proceeds from issuance between the liability component and the embedded conversion option. The Company recognizes amortization of the debt discount related to issuance costs as interest expense using the effective interest method.

In February 2021, the Company purchased capped call options from financial institutions to minimize the impact of potential dilution of Kadmon common stock upon conversion of the convertible notes. The capped call options meet the definition of a derivative in accordance with FASB ASC 815, Derivatives and Hedging (“ASC 815”), however, qualify for derivative scope exception under ASC 815 for instruments indexed to a company’s own stock. Accordingly, the premiums for the capped call options were recorded as additional paid-in capital on the Company’s consolidated balance sheet as the options are settleable in Kadmon common stock at the election of the Company. See Note 5 for additional information.

Embedded Derivatives

The Company accounts for derivative financial instruments as either equity or liabilities in accordance with ASC 815, based on the characteristics and provisions of each instrument. Embedded derivatives are required to be bifurcated from the host instruments and recorded at fair value if the derivatives are not clearly and closely related to the host instruments on the date of issuance. The Company’s convertible notes (Note 5) contain certain features that, in accordance with ASC 815, are not clearly and closely related to the host instrument and represent derivatives that are required to be re-measured at fair value each reporting period. The Company determined that the estimated fair value of the derivatives at issuance and as of March 31, 2021 were not material based on a scenario-based cash flow model that uses unobservable inputs that reflect the Company’s own assumptions. Should the Company’s assessment of the probabilities around these scenarios change, including due to changes in market conditions, there could be a change to the fair value.

Revenue Recognition

The Company recognizes revenue in accordance with FASB ASC 606, Revenue from Contracts with Customers, the core principle of which is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange for those goods or services. To achieve this core principle, five basic criteria must be met before revenue can be recognized: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to performance obligations in the contract; and (5) recognize revenue when or as the Company satisfies a performance obligation.

Disaggregation of Revenue

The Company’s revenues have primarily been generated through product sales, collaborative research, development and commercialization license agreements, and other service agreements. The following table summarizes revenue from contracts with customers for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Product sales	$360	$589
License revenue	—	6,000
Other revenue	203	146
Total revenue	$563	$6,735

Product Sales

These contracts typically include a single promise to deliver a fixed amount of product to the customer with payment due within 30-60 days of shipment. Revenues are recognized when control of the promised goods is transferred to the customer, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods. The timing of revenue recognition may differ from the timing of invoicing to customers. The Company has not recognized any assets for costs to obtain or fulfill a contract with a customer as of March 31, 2021.

License Revenue

License revenue consists of a milestone payment earned pursuant to a joint venture and license agreement entered into with Meiji Seika Pharma Co., Ltd (“Meiji”) to develop belumosudil (KD025) in Japan. The transaction price of $6.0 million was allocated to the single combined performance obligation under the contract and the performance obligation was completed during the first quarter of 2020. There are no performance obligations that have not yet been satisfied and there is no transaction price allocated to future performance obligations as of March 31, 2021.

Other Revenue

The other revenue generated by the Company is primarily related to a sublease agreement with MeiraGTx. The Company recognizes revenue related to sublease agreements as they are performed.

Related Party Transactions

The Company’s related party transactions are disclosed in the audited financial statements included in “Note 2. Summary of Significant Accounting Policies–Related Party Transactions” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. Since the date of such financial statements, there have been no changes to the Company’s related party transactions.

Recent Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes: Simplifying the Accounting for Income Taxes”, which removes certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocation and calculating income taxes in interim periods. The Company adopted this standard on January 1, 2021, and the standard did not have a significant impact on its consolidated financial statements.

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

3. Stockholders’ Equity

5% Convertible Preferred Stock

The Company had 28,708 shares of 5% convertible preferred stock outstanding at March 31, 2021, which shares convert into shares of the Company’s common stock at a 20% discount to the initial public offering price per share of common stock in the Company’s initial public offering of $12.00 per share, or $9.60 per share. The stated liquidation preference amount on the 5% convertible preferred stock totaled $34.8 million at March 31, 2021.

Common Stock

The Company’s restated certificate of incorporation authorizes the issuance of up to 400,000,000 shares of the Company’s common stock, par value $0.001 per share.

4. Net Loss per Share Attributable to Common Stockholders

Basic net loss attributable to common stockholders per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Because the Company has reported a net loss for each period presented, diluted net loss per share of common stock is the same as basic net loss per share of common stock for the three months ended March 31, 2021 and 2020. The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company (in thousands, except share and per share amounts):

	Three Months Ended
	March 31,
	2021	2020
Numerator – basic and diluted:
Net loss available to common stockholders - basic and diluted	$(28,921)	$(29,814)
Denominator – basic and diluted:
Weighted average shares of common stock outstanding used to compute basic and diluted net loss per share	171,689,510	158,031,405
Net loss per share, basic and diluted	$(0.17)	$(0.19)

The amounts in the table below were excluded from the calculation of diluted net loss per share, due to their anti-dilutive effect:

	Three Months Ended
	March 31,
	2021	2020
Options to purchase common stock	25,714,067	15,837,954
Warrants to purchase common stock	10,582,119	11,917,052
Convertible preferred stock	3,758,210	3,579,249
Convertible notes	34,507,560	—
Total shares of common stock equivalents	74,561,956	31,334,255

5. Debt

3.625% Convertible Senior Notes Due in 2027

In February 2021, the Company issued $240.0 million in aggregate principal of 3.625% convertible senior notes due February 15, 2027 (the "Notes") through a private placement to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933, as amended. The debt issuance costs of $7.6 million were recorded as a debt discount and are being amortized to interest expense over the contractual term of the Notes.

The Notes, governed by an indenture between the Company and a trustee, are senior, unsecured obligations and do not include financial and operating covenants nor any restrictions on the payments of dividends, the incurrence of indebtedness or the issuance or repurchase of securities by Kadmon or any of its subsidiaries. Interest on the Notes is payable semi-annually in cash in arrears at a rate of 3.625% per annum on February 15 and August 15 of each year. The Notes will mature February 15, 2027 unless they are redeemed, repurchased or converted prior to such date. Before November 15, 2026, noteholders will have the right to convert their Notes only upon the occurrence of certain events. From and after November 15, 2026, noteholders may convert their Notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date.

Upon conversion, the Notes may be settled in shares of Kadmon common stock, cash or a combination thereof, at the Company’s election. The initial conversion rate is 143.7815 shares of common stock per $1,000 in principal amount of Notes, which represents an initial conversion price of approximately $6.96 per share of common stock, or a premium of approximately 30% to the $5.35 per share closing price of the Company’s common stock on February 10, 2021, the date the Company priced the offering. The conversion rate and conversion price will be subject to customary adjustments upon the occurrence of certain events. In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” (as defined in the applicable indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time.

The Company may redeem all or any portion of the Notes, at its option, on or after February 20, 2024 and on or before the 40th scheduled trading day immediately before the maturity date, at a cash redemption price equal to the principal amount of the Notes to be redeemed, plus accrued and unpaid interest, if any, up to, but excluding, the redemption date, but only if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price then in effect for at least each of 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately before the date the Company provides written notice of redemption; and the trading day immediately before the notice is sent. In addition, calling any Note for redemption will constitute a Make-Whole Fundamental Change with respect to that Note, in which case the conversion rate applicable to the conversion of that Note will be increased in certain circumstances if it is converted after it is called for redemption.

Holders of Notes may require the Company to repurchase their Notes upon the occurrence of certain events that constitute a fundamental change under the indenture governing the Notes at a fundamental change repurchase price equal to 100% of the principal amount thereof, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

The following table summarizes the carrying value of the Notes at March 31, 2021 (in thousands):

March 31, 2021
Gross proceeds	$240,000
Unamortized debt discount	(7,448)
Carrying value	$232,552

The following table summarizes the interest expense recognized related to the Notes for the three months ended March 31, 2021 (in thousands):

March 31, 2021
Stated interest	$1,071
Amortized debt discount	158
Interest expense	$1,229

Capped Call Transactions

Separately, the Company entered into privately negotiated capped call options with financial institutions. The capped call options cover, subject to customary anti-dilution adjustments, the number of shares of the Company’s common stock that initially underlie the Notes. The cap price of the capped call options is $10.70 per share, representing a premium of 100% above the closing price of $5.35 per share of the Company’s common stock on February 10, 2021, and is subject to certain adjustments under the terms of the capped call options. The capped call options, which have a final expiration date of February 11, 2027, are generally intended to reduce or offset potential dilution to the Company’s common stock upon conversion of the Notes with such reduction and/or offset, subject to a cap based on the cap price. The capped call transactions are separate transactions entered into by the Company, are not part of the terms of the Notes and will not change the holders’ rights under the Notes. Holders of the Notes will not have any rights with respect to the capped call options. The Company paid a total of $33.0 million in premiums for the capped call options, which was recorded as additional paid-in capital, using a portion of the gross proceeds from the issuance and sale of the Notes. The capped call options are excluded from diluted earnings per share because the impact would be anti-dilutive.

Paycheck Protection Program of the Coronavirus Aid, Relief, and Economic Security Act.

On April 15, 2020, the Company received the proceeds from a loan in the amount of approximately $3.1 million (the “Loan”) from PNC Bank, National Association, as lender, pursuant to the Paycheck Protection Program (“PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The Loan matures on April 15, 2022 and bears interest at a rate of 1% per annum. On August 20, 2020, the loan was amended so that, commencing August 15, 2021, the Company is required to pay the lender equal monthly payments of principal and interest as required to fully amortize by April 15, 2022 the principal amount outstanding on the Loan as of October 15, 2020. The Loan is evidenced by a promissory note dated April 15, 2020, which contains customary events of default relating to, among other things, payment defaults and breaches of representations and warranties. The Loan may be prepaid by the Company at any time prior to maturity with no prepayment penalties.

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

The Company used all proceeds from the Loan to retain employees, maintain payroll and make lease, rent and utility payments. Under the terms of the loan, the Company may be eligible for full or partial loan forgiveness. The Company has applied for forgiveness, however, no assurance is provided that the Company will obtain forgiveness for any portion of the Loan. At March 31, 2021, $2.7 million of principal payments have been recorded as short-term debt and the remaining balance of $0.3 million is recorded as long-term debt. The Company does not expect to incur any material interest expense under the Loan.

6. Financial Instruments

The Company is required to disclose information on all assets and liabilities reported at fair value that enables an assessment of the inputs used in determining the reported fair values. The fair value hierarchy defines three levels and prioritizes valuation inputs based on the observable nature of those inputs. The fair value hierarchy applies only to the valuation inputs used in determining the reported fair value of investments and is not a measure of investment credit quality.

Items classified as Level 1 within the valuation hierarchy consist of the Company’s cash equivalents held in money market funds and its ownership of MeiraGTx. The Company measures these investments at fair value determined based on Level 1 observable quoted price market inputs.

Items classified as Level 2 within the valuation hierarchy consist of the Company’s marketable debt securities, warrant liabilities and convertible notes. The Company estimates the fair values of the marketable debt securities by taking into consideration valuations obtained from third-party pricing sources. These pricing sources utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include market pricing based on real-time trade data for the same or similar securities, issuer credit spreads, benchmark yields, and other observable inputs. The Level 2 inputs used to value the Company’s warrant liabilities were determined using prices that can be directly observed. Although the fair value of this obligation is calculated using the observable market price of the Company’s common stock, an active market for this financial instrument does not exist. The fair value of the Notes, which differs from their carrying value, is influenced by interest rates, stock price and stock price volatility and is determined by prices observed in market trading. The market for trading of the Notes is not considered to be an active market and therefore the estimate of fair value is based on Level 2 inputs. The estimated fair value of the Notes was approximately $209.7 million at March 31, 2021.

The following table presents the Company’s financial assets and liabilities that have been measured at fair value at March 31, 2021 and the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

		Fair Value Measurements Using

Description	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$126,256	$126,256	$—	$—
Corporate debt securities	—	—	—	—
Short-term investments:
Corporate debt securities	163,880	—	163,880	—
Ownership of MeiraGTx	10,069	10,069	—	—
	$300,205	$136,325	$163,880	$—

Financial liabilities
Warrant liabilities	$922	$—	$922	$—

The following table presents the Company’s financial assets and liabilities that have been measured at fair value at December 31, 2020 and the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

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

Ownership of MeiraGTx

The Company maintained a 1.6% ownership in the ordinary shares of MeiraGTx Holdings plc (“MeiraGTx”), a clinical-stage gene therapy company, with a fair value of $10.1 million and $10.6 million, at March 31, 2021 and December 31, 2020, respectively. The Company has recorded a net unrealized loss on its ownership of MeiraGTx ordinary shares of $0.5 million and $13.8 million for the three months ended March 31, 2021 and 2020, respectively. The unrealized gains on equity securities consists of the change in unrealized gain or loss resulting from mark-to-market adjustments on equity securities still held. The Company’s ownership of MeiraGTx ordinary shares is valued using Level 1 inputs, which includes quoted prices in active markets for identical assets in accordance with the fair value hierarchy.

Warrant Liabilities

In connection with the 2015 credit agreement, as fees to the lenders thereunder, the Company issued warrants to purchase an aggregate of $6.3 million of the Company’s Class A units with an expiration date of August 2022, which were exchanged for 617,651 warrants with a strike price of $10.20 per share to purchase the same number of shares of the Company’s common stock upon consummation of the Company’s IPO in August 2016 (the “2015 Warrants”).

As of March 31, 2021, the exercise price of a portion of the 2015 Warrants to purchase an aggregate of 529,413 shares of the Company’s common stock was $3.30 per warrant share and the exercise price of the remaining 2015 Warrants to purchase an aggregate of 88,238 shares of the Company’s common stock was $4.50 per warrant share. Since these warrants are exercisable and are redeemable at the option of the holder upon the occurrence of, and during the continuance of, an event of default, the fair value of the 2015 Warrants was recorded as a short-term liability of approximately $0.9 million at March 31, 2021 and approximately $1.1 million at December 31, 2020.

The Company used the Black-Scholes pricing model to value the liability related to the 2015 Warrants at March 31, 2021 with the following assumptions: risk-free interest rate of 0.1%, expected term of 1.4 years, expected volatility of 74.7% and a dividend rate of 0%. The change in fair value of the 2015 Warrants was approximately $(0.2) million for each of the three months ended March 31, 2021 and 2020. None of these instruments had been exercised as of March 31, 2021.

The table below represents a roll-forward of warrant liabilities measured using Level 2 inputs from January 1, 2021 to March 31, 2021 (in thousands):

Significant Other Observable Inputs
(Level 2)
Balance at January 1, 2021	$1,082
Change in fair value of warrant liabilities	(160)
Balance at March 31, 2021	$922

The following table represents a roll-forward of warrants outstanding from January 1, 2021 to March 31, 2021:

	Warrants	Weighted Average Exercise Price
Balance, January 1, 2021	10,582,119	$6.30
Exercised	—	—
Balance, March 31, 2021	10,582,119	$6.30

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

The Company periodically analyzes its inventory levels to identify inventory that may expire prior to expected sale or has a cost basis in excess of its estimated realizable value, and writes-down such inventories as appropriate. In addition, the Company’s product is subject to strict quality control and monitoring which the Company performs throughout the manufacturing process. If certain batches or units of product no longer meet quality specifications or the Company identifies excess, obsolete or unsalable inventory, its value is written down to net realizable value. Inventories recorded on the Company’s consolidated balance sheets are net of a reserve for expirable inventory of $2.0 million and $2.1 million at March 31, 2021 and December 31, 2020, respectively.

Inventories are comprised of the following (in thousands):

	March 31,	December 31,
	2021	2020
Raw materials	$—	$—
Finished goods, net	22	102
Total inventories, net	$22	$102

8. Fixed Assets

Fixed assets consisted of the following (in thousands):

	Useful Lives	March 31,	December 31,
	(Years)	2021	2020
Leasehold improvements	4-8	$10,398	$10,398
Office equipment and furniture	3-15	1,363	1,363
Machinery and laboratory equipment	3-15	4,067	3,835
Software	1-5	4,146	4,136
		19,974	19,732
Less accumulated depreciation and amortization		(18,782)	(18,445)
Fixed assets, net		$1,192	$1,287

Depreciation and amortization of fixed assets totaled $0.3 million and $0.4 million for the three months ended March 31, 2021 and 2020, respectively.

9. License Agreements

The Company has entered into several license agreements for products currently under development. The Company’s license agreements are disclosed in the audited financial statements included in “Note 11. License Agreements” of its Annual Report on Form 10-K for the year ended December 31, 2020. Since the date of such financial statements, there have been no significant changes to the Company’s license agreements.

10. Share-based Compensation

2016 Equity Incentive Plan

A total of 21,785,738 shares of the Company’s common stock were authorized and reserved for issuance under the Company’s Amended and Restated 2016 Equity Incentive Plan (the “2016 Equity Plan”) at December 31, 2020. On January 1, 2021, pursuant to the evergreen provision contained in the 2016 Equity Plan, the number of shares reserved for future grants was increased by 6,861,201 shares, which was four percent (4%) of the outstanding shares of common stock on December 31, 2020. This reserve will increase each subsequent anniversary through January 1, 2025, by an amount equal to the smaller of (a) 4% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (b) an amount determined by the Company’s board of directors.

Total unrecognized compensation expense related to unvested options granted under the Company’s share-based compensation plan was $33.4 million and $11.9 million at March 31, 2021 and December 31, 2020, respectively. That expense is expected to be recognized over a weighted average period of 2.5 years and 1.9 years as of March 31, 2021 and December 31, 2020, respectively. The Company recorded share-based compensation expense under the 2016 Equity Plan of $3.7 million and $2.0 million for the three months ended March 31, 2021 and 2020, respectively.

The following table summarizes information about stock options outstanding, not including performance stock options, from January 1, 2021 to March 31, 2021:

	Options Outstanding
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Balance, January 1, 2021	16,000,685	$5.29	7.11	$7,365
Granted	9,001,748	3.99
Exercised	(286,900)	3.93		369
Forfeited	(291,466)	4.53
Balance, March 31, 2021	24,424,067	$4.83	7.92	$5,002
Options vested and exercisable, March 31, 2021	10,897,844	$5.83	6.12	$4,279

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value calculated as the difference between the fair value of the Company’s common stock at March 31, 2021 ($3.89 per share) and December 31, 2020 ($4.15 per share) and the exercise price, multiplied by the related in-the-money options that would have been received by the option holders had they exercised their options at the end of the fiscal year. This amount changes based on the fair value of the Company’s common stock.

The fair value of each stock option award, not including performance stock options, was estimated at the date of grant using the Black-Scholes option-pricing model and the assumptions noted in the following table:

	Three Months Ended	Three Months Ended
	March 31, 2021	March 31, 2020
Options granted	9,001,748	4,247,000
Weighted average exercise price	$3.99	$4.34
Weighted average fair value of grants	$2.87	$2.87
Expected volatility	87.20% - 127.92%	75.46% - 76.05%
Risk-free interest rate	0.05% - 0.96%	0.82% - 1.64%
Expected life (years)	0.87 - 6.0	6.00
Expected dividend yield	0%	0%

Performance Options

A total of 1,290,000 performance options (“Performance Options”) with an exercise price of $4.06 were outstanding at March 31, 2021 with no intrinsic value and at December 31, 2020 with an intrinsic value of $0.3 million. The weighted average remaining contractual life of outstanding Performance Options at March 31, 2021 was 5.4 years. Compensation expense for Performance Options was recognized on a straight-line basis over the awards’ requisite service period of three years. At March 31, 2021 and December 31, 2020, 962,502 Performance Options had vested, respectively, and no Performance Options had been exercised.

Stock Appreciation Rights

A total of 835,000 stock appreciation rights (“SARs”) with an exercise price of $3.64 were outstanding at March 31, 2021 and December 31, 2020 with an intrinsic value of $0.2 million and $0.5 million, respectively. The weighted average remaining contractual life of outstanding SARs at March 31, 2021 was 5.3 years. Compensation expense for SARs was recognized on a straight-line basis over three years. At both March 31, 2021 and December 31, 2020, 835,000 SARs had vested and no SARs had been exercised.

2014 Long-term Incentive Plan (the “LTIP”)

A total of 9,750 units have been granted under the LTIP as of both March 31, 2021 and December 31, 2020. The LTIP is payable upon the fair market value of the Company’s common stock exceeding 333% of the $6.00 grant price (or $20.00) per share prior to December 7, 2024. The holders of the LTIP awards have no right to demand a particular form of payment, and the Company reserves the right to make payment in the form of cash or common stock. No LTIP awards were exercisable or had been exercised at March 31, 2021.

2016 Employee Stock Purchase Plan

A total of 2,551,180 shares of the Company’s common stock were reserved for issuance under the Amended and Restated 2016 Employee Stock Purchase Plan (the “2016 ESPP”) at December 31, 2020. The Company’s board of directors elected not to increase the shares reserved for issuance under the 2016 ESPP on January 1, 2021. The Company did not issue any shares or record any meaningful compensation expense under the 2016 ESPP during the three months ended March 31, 2021 and 2020, respectively.

11. Accrued Expenses

Short-term accrued expenses at March 31, 2021 and December 31, 2020 include the following (in thousands):

	March 31,	December 31,
	2021	2020
Compensation and benefits	$2,219	$5,585
Research and development	3,625	4,183
Interest	1,091	20
Other	1,115	1,746
Total accrued expenses	$8,050	$11,534

Compensation and benefits

Compensation and benefits primarily represents earned and unpaid employee wages and bonuses.

Research and development

The Company has contracts with third parties for the development of the Company’s product candidates. The timing of the expenses varies depending upon the timing of initiation of clinical trials and enrollment of patients in clinical trials.

Interest

Interest represents accrued and unpaid interest on the Company’s outstanding indebtedness (Note 5).

12. Commitments and Contingencies

The Company’s commitments are disclosed in the audited financial statements included in “Note 15. Commitments and Contingencies” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. Since the date of such financial statements, there have been no material changes to the Company’s commitments or contingencies, including leases, other than the legal proceedings described below.

Contingent License Agreement Milestones

The Company has entered into several license agreements for products currently under development (Note 9). The Company may be obligated in future periods to make additional payments, which would become due and payable only upon the achievement of certain research and development, regulatory and approval milestones. The specific timing of such milestones cannot be predicted and depends upon future discretionary clinical developments as well as regulatory agency actions which cannot be predicted with certainty (including action which may never occur). These additional contingent milestone payments aggregate to $229.1 million at March 31, 2021. Any payments made prior to FDA approval will be expensed as research and development. Payments made after FDA approval will be capitalized.

Under the terms of certain licensing agreements, the Company may be obligated to pay commercial milestones contingent upon the realization of sales revenues and sublicense revenues. Due to the long-range nature of such commercial milestones, they are neither probable at this time nor predictable, and consequently are not included in the additional contingent milestone payment amount.

Legal Proceedings

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

Rafik Tadros v. Kadmon Holdings, Inc., Harlan W. Waksal, and Steven Meehan

On April 2, 2021, Rafik Tadros, a purported stockholder of the Company, filed the above styled putative class action complaint against the Company, its Chief Executive Officer and its Chief Financial Officer (“Defendants”), alleging that from October 1, 2020 through March 10, 2021, Defendants made materially false and misleading statements to the Company’s stockholders regarding the Belumosudil New Drug Application and the FDA’s review process related thereto. The Defendants have notified the applicable Directors and Officers Insurance carriers and the deadline for responding to the complaint is June 4, 2021. Defendants deny the allegations and believe that the claims are without merit.

GoldenTree Master Fund, Ltd. v. Kadmon Holdings, Inc.

On April 21, 2021, GoldenTree Master Fund, Ltd (“GoldenTree”) filed suit in the Supreme Court of New York bringing claims for breach of contract, unjust enrichment, and fraudulent inducement. The claims relate to email correspondence pursuant to which the Company allegedly committed to work with GoldenTree in good faith to try and achieve either a third-party sale or exchange into registered common shares GoldenTree’s preferred shares of the Company. The Company denies the allegations and believes the claims are without merit.

13. Income Taxes

The Company files a consolidated tax return for Kadmon Holdings, Inc. and its domestic subsidiaries and the required information returns for its international subsidiaries, all of which are wholly owned. Where permitted, the Company files combined state returns, but in some instances separate company returns for certain subsidiaries on a stand-alone basis are required.

There was no change in deferred tax liability and no income tax expense recorded for the three months ended March 31, 2021 and 2020. Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred tax assets relate primarily to its net operating loss (“NOL”) carryforwards and other balance sheet basis differences. In accordance with ASC 740, Income Taxes, the Company recorded a valuation allowance to fully offset the gross deferred tax asset, because it is more likely than not that the Company will not realize future benefits associated with these deferred tax assets at March 31, 2021 and December 31, 2020.

At December 31, 2020, the Company had unused federal and state NOL carryforwards of $408.4 million and $349.6 million, respectively, that may be applied against future taxable income. The Company has fully reserved the deferred tax asset related to these NOL carryforwards as reflected in its consolidated financial statements. Approximately $291.1 million of the federal NOL carryforwards expire at various dates through December 31, 2037, and approximately $117.3 million of federal net operating loss carryforwards will not expire. Approximately all of the $349.6 million state NOL carryforwards expire at various dates through December 31, 2040.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In this Quarterly Report on Form 10-Q, unless otherwise stated or the context otherwise requires, references to the “Company,” “Kadmon,” “we,” “us” and “our” refer to Kadmon Holdings, Inc. and its consolidated subsidiaries. You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing in this Quarterly Report on Form 10-Q and those in included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2020. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” and “Forward-Looking Statements” sections of this Quarterly Report on Form 10-Q and our most recent Annual Report on Form 10-K, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis.

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

Our most advanced product candidate, belumosudil (KD025) is an orally administered, selective small molecule inhibitor of Rho-associated coiled-coil kinase 2 (“ROCK2”), a signaling pathway that modulates inflammatory response. A pivotal study of belumosudil is ongoing in patients with chronic graft-versus-host disease (“cGVHD”), a complication that can occur following hematopoietic cell transplantation (“HCT”) and results in multi-organ inflammation and fibrosis. In November 2020, the U.S. Food and Drug Administration (“FDA”) accepted the New Drug Application (“NDA”) for belumosudil for the treatment of patients with cGVHD, granting Priority Review and assigning a Prescription Drug User Fee Act (“PDUFA”) goal date, which was extended to August 30, 2021.

The NDA is being reviewed under the FDA's Real-Time Oncology Review (“RTOR”) and Project Orbis pilot programs. The FDA has granted Breakthrough Therapy Designation to belumosudil for the treatment of patients with cGVHD after failure of two or more lines of systemic therapy as well as Orphan Drug Designation to belumosudil for the treatment of cGVHD.

We are also developing belumosudil for the treatment of systemic sclerosis (“SSc”). A double-blind, placebo-controlled, 60-patient Phase 2 clinical trial of belumosudil in diffuse cutaneous SSc (“dcSSc”) (KD025-209) is ongoing, and we recently initiated an open-label Phase 2 clinical trial of belumosudil in dcSSc designed to quickly present the potential of belumosudil in dcSSc while the placebo-controlled trial is ongoing. We plan to present initial data from the open-label study by year-end 2021.

Further, we have a biologics research platform focused on the development of immuno-oncology therapeutics, specifically, IL-15-containing fusion proteins for the treatment of cancer. KD033 is an anti-PD-L1/IL-15 fusion protein and is the most advanced product candidate from our IL-15 platform. A Phase 1 clinical trial of KD033 in adults with metastatic or locally advanced solid tumors (KD033-101) is ongoing and we plan to share initial safety data from this trial in June 2021 and additional clinical data in the fourth quarter of 2021.

Our operations to date have been focused on developing first-in-class innovative therapies for indications with significant unmet medical needs while leveraging our commercial infrastructure. We have never been profitable and had an accumulated deficit of $473.0 million at March 31, 2021. We expect to incur significant losses for the foreseeable future as we continue our development of, and seek regulatory approvals for, our product candidates and initiate commercialization of any products that receive regulatory approval. We anticipate that our expenses will increase substantially if, or as, we:

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

•make milestone or other payments under any in-license agreements; and/or

•maintain, expand and protect our intellectual property portfolio.

COVID-19 Update

The global COVID-19 pandemic may materially affect us economically. While the long-term economic impact of the COVID-19 pandemic may be difficult to assess or predict, this widespread pandemic has resulted in a significant disruption of global financial markets, which may reduce our ability to access capital. If the disruption to the financial markets is protracted, our liquidity could be negatively affected in the future. In addition, a recession or market correction resulting from the COVID-19 pandemic could materially affect our business and the value of our common stock.

During these uncertain times, our top priorities are to ensure the health and welfare of our employees, maintain product safety and continue to advance our clinical studies. However, as a result of the COVID-19 pandemic, we may experience delays in anticipated timelines and milestones and we may experience disruptions in our supply chain, including our supply of our product candidates, which may adversely affect the conduct of our clinical trials. In addition, our CROs may be unable to conduct clinical trials for product candidates as a result of the COVID-19 pandemic. The COVID-19 pandemic could impact our healthcare systems and our clinical trial sites’ ability to conduct trials to varied degrees and times. COVID-19 creates risk of interruption to the availability of necessary clinical supplies as well as local regulatory reviews, hospital ethics committee reviews and site monitors.

Notwithstanding the foregoing, we cannot precisely predict the impact that the COVID-19 pandemic will have in the future due to numerous uncertainties, including the severity of the disease, the duration of the pandemic, actions that may be taken by governmental authorities, the impact to the business of potential variations or disruptions in our supply chain, and other factors identified in Part I, Item 1A. “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2020. We will continue to closely monitor and evaluate the nature and extent of the impact of the COVID-19 pandemic to our business, consolidated results of operations, and financial condition.

Components of Statement of Operations

The components of our statement of operations are disclosed in the audited financial statements for the year ended December 31, 2020 included in our Annual Report on Form 10-K filed with the SEC on March 4, 2021. Since the date of such financial statements, there have been no significant changes to the components of our statement of operations other than interest expense related to our issuance of convertible notes in February 2021, which is recorded as other expense in the consolidated statement of operations and comprehensive loss. See Note 5 of the notes to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information on the convertible notes.

Critical Accounting Policies and Significant Judgments and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reporting amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to share-based compensation and the accrual of research and development and clinical trial expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Critical Accounting Policies

Our significant accounting policies are disclosed in “Note 2. Summary of Significant Accounting Policies” in our audited financial statements for the year ended December 31, 2020 included in our Annual Report on Form 10-K. Since the date of such financial statements, there have been no changes to our significant accounting policies other than those described in Note 2 of the notes to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements

See Note 2 of the notes to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a summary of recently issued and adopted accounting pronouncements.

Results of Operations

Three months ended March 31, 2021 and 2020

	Three Months Ended
	March 31,
	2021	2020
	(unaudited)
	(in thousands)
Revenues
Net sales	$360	$589
Other revenue	203	6,146
Total revenue	563	6,735
Cost of sales and inventory write-down	96	612
Gross profit	467	6,123
Operating expenses:
Research and development	15,274	12,874
Selling, general and administrative	12,596	9,366
Total operating expenses	27,870	22,240
Loss from operations	(27,403)	(16,117)
Total other expense	(975)	(13,180)
Income tax expense	—	—
Net loss	$(28,378)	$(29,297)
Deemed dividend on convertible preferred stock	543	517
Net loss attributable to common stockholders	$(28,921)	$(29,814)

Revenues

The decrease in total revenue for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 was primarily attributable to a $6.0 million milestone payment earned in the first quarter of 2020 pursuant to a joint venture and license agreement entered into with Meiji Seika Pharma Co., Ltd to develop belumosudil in Japan.

Research and development expenses

The increase in research and development expenses for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 was primarily related to an increase in direct external costs of developing KD033 and our other preclinical product candidates.

Selling, general and administrative expenses

The increase in selling, general and administrative expenses for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 was primarily attributable to increased expenses related to the preparation for the potential launch of belumosudil, as well as employee stock compensation.

Total other expense

The following table provides components of other (expense) income:

	Three Months Ended
	March 31,
	2021	2020
	(unaudited)
	(in thousands)
Interest income	$600	$466
Interest expense	(1,229)	—
Unrealized loss on equity securities	(495)	(13,803)
Other income	149	157
Total other expense	$(975)	$(13,180)

The decrease in other expense for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 was primarily attributable to the fluctuations in our ownership of MeiraGTx ordinary shares.

Deemed dividend on convertible preferred stock

We have 28,708 shares of 5% convertible preferred stock outstanding at March 31, 2021, which accrue dividends at a rate of 5% and convert into shares of our common stock at a 20% discount to the initial public offering price per share of common stock in our IPO of $12.00 per share, or $9.60 per share. The stated liquidation preference amount on the 5% convertible preferred stock totaled $34.8 million at March 31, 2021.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception through March 31, 2021, we have raised net proceeds from the issuance of equity and debt. We maintained cash, cash equivalents and marketable debt securities of $295.9 million at March 31, 2021. We expect that our cash, cash equivalents and marketable debt securities as of March 31, 2021 will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months from the date of this report, based on our current business plan.

The following table sets forth the primary sources and uses of cash, cash equivalents and restricted cash for each period set forth below:

	Three Months Ended
	March 31,
	2021	2020
	(unaudited)
	(in thousands)

Net cash (used in) provided by:
Operating activities	$(27,532)	$(19,815)
Investing activities	(115,395)	(26)
Financing activities	200,522	291
Net increase (decrease) in cash, cash equivalents and restricted cash	$57,595	$(19,550)

Operating Activities

The net cash used in operating activities was $27.5 million for the three months ended March 31, 2021, and consisted primarily of a net loss of $(28.4) million adjusted for $5.5 million in net non-cash items, primarily including share-based compensation expense of $3.7 million and depreciation and amortization of fixed assets and noncash operating lease cost of $1.2 million, as well as a net decrease in operating assets and liabilities of $4.6 million. Once adjusted for the non-cash items above, the cash used in operating activities for the three months ended March 31, 2021 was primarily driven by selling, general and administrative expenses of $9.9 million and research and development expense of $13.1 million related to the advancement of our clinical product candidates.

The net cash used in operating activities was $19.8 million for the three months ended March 31, 2020, and consisted primarily of a net loss of $(29.3) million adjusted for $17.2 million in net non-cash items, primarily including unrealized loss on equity securities of $13.8 million, offset by the depreciation and amortization of fixed assets and noncash operating lease cost of $1.3 million, and share-based compensation expense of $2.0 million, as well as a net decrease in operating assets and liabilities of $7.8 million. Once adjusted for the non-cash items above, the cash used in operating activities for the three months ended March 31, 2020 was primarily driven by selling, general and administrative expenses of $6.7 million and research and development expense of $12.3 million related to the advancement of our clinical product candidates.

Investing Activities

Net cash used in investing activities was $115.4 million for the three months ended March 31, 2021, consisting primarily of purchases of investment debt securities of $127.5 million, partially offset by maturities of investment debt securities of $12.3 million. Net cash used in investing activities was negligible for the three months ended March 31, 2020.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2021 was $200.5 million, consisting primarily of net proceeds from the issuance of our convertible notes of $232.4 million in Februrary 2021, offset by the payments for capped call transactions in connection with the convertible notes of $33.0 million. For more information, please refer to Note 5 of the notes to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Net cash provided by financing activities for the three months ended March 31, 2020 was $0.3 million, consisting primarily of net proceeds received from the exercise of outstanding warrants and employee stock options.

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

The expected use of our cash, cash equivalents and marketable debt securities at March 31, 2021 represents our intentions based upon our current plans and business conditions, which could change in the future as our plans and business conditions evolve. The amounts and timing of our actual expenditures may vary significantly depending on numerous factors, including the progress of our development, the status of, and results from, clinical trials, the potential need to conduct additional clinical trials to obtain approval of our product candidates for all intended indications, as well as any additional collaborations that we may enter into with third parties for our product candidates and any unforeseen cash needs. Furthermore, given the uncertain economic conditions caused by the COVID-19 pandemic, we will continue to monitor the nature and extent of the impact of the COVID-19 pandemic on our liquidity and capital resources. As a result, our management will retain broad discretion over the allocation of our existing cash, cash equivalents and marketable debt securities. In addition, we anticipate the need to raise additional funds, and our management will retain broad discretion over the allocation of those funds as well.

Contractual Obligations and Commitments

There have been no material changes in our contractual obligations and commitments during the three months ended March 31, 2021 from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Item 4. Controls and Procedures

Management’s Evaluation of our Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to allow timely decisions regarding required disclosure.

As of March 31, 2021, our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our CEO and CFO have concluded based upon the evaluation described above that, as of March 31, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, as amended), occurred during the fiscal quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. Please refer to Note 12 of the notes to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a discussion related to our legal proceedings.

Item 1A.  Risk Factors

 Investing in our securities involves a high degree of risk. In addition to the other information contained elsewhere in this report, you should carefully consider the factors discussed in “Part I, Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K for the year ended December 31, 2020, which could materially and adversely affect our business, financial condition or future results. These risks and uncertainties are not the only ones we face. You should recognize that other significant risks and uncertainties may arise in the future, which we cannot foresee at this time. Also, the risks that we now foresee might affect us to a greater or different degree than expected. Certain risks and uncertainties, including ones that we currently deem immaterial or that are similar to those faced by other companies in our industry or business in general, may also affect our business. If any of the risks actually occur, our business, financial condition or results of operations could be materially and adversely affected. There are no material changes to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 16, 2021, we issued $240.0 million aggregate principal amount of 3.625% convertible senior notes due 2027 (the “Notes”), in a private offering pursuant to Rule 144A under the Securities Act. For more information, please refer to Note 5, “Debt” of the notes to our unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, for additional details regarding the Notes.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
4.1

Indenture, dated as of February 16, 2021, between Kadmon Holdings, Inc. and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37841), filed with the SEC on February 16, 2021).

4.2

Form of certificate representing the 3.625% Convertible Senior Notes due 2027 (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37841), filed with the SEC on February 16, 2021).

10.1	Form of Capped Call Confirmation (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37841), filed with the SEC on February 16, 2021).
10.2

Amendment to Employment Agreement between Kadmon Corporation, LLC and Gregory S. Moss, effective January 1, 2021 (incorporated herein by reference to Exhibit 10.22 to the Registrant’s Current Report on Form 10-K (File No. 001-37841), filed with the SEC on March 4, 2021).

10.3

Amendment to Employment Agreement between Kadmon Corporation, LLC and Steven Meehan, effective January 1, 2021 (incorporated herein by reference to Exhibit 10.23 to the Registrant’s Current Report on Form 10-K (File No. 001-37841), filed with the SEC on March 4, 2021).

10.4

Amendment to Employment Agreement between Kadmon Corporation, LLC and Harlan W. Waksal, effective January 1, 2021 (incorporated herein by reference to Exhibit 10.24 to the Registrant’s Current Report on Form 10-K (File No. 001-37841), filed with the SEC on March 4, 2021).

31.1*

Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*

Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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
**

Furnished herewith. The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, irrespective of any general incorporation language contained in such filing

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Kadmon Holdings, Inc.

Date: May 6, 2021	By:	/s/ Harlan W. Waksal Harlan W. Waksal President and Chief Executive Officer (Principal Executive Officer)

Date: May 6, 2021	By:	/s/ Steven Meehan Steven Meehan Executive Vice President, Chief Financial Officer (Principal Financial Officer)
Date: May 6, 2021	By:	/s/ Kyle Carver
Kyle Carver Senior Vice President, Chief Accounting Officer, Controller
(Principal Accounting Officer)