Form 10-Q
period 2021-09-30
Kadmon Holdings, Inc.
filed 2021-11-04
CIK 1557142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________________

FORM 10-Q

_______________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

The number of shares of the registrant’s common stock outstanding as of November 1, 2021 was 178,521,071.

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

In addition to the above factors, the risks and uncertainties related to the Merger (described elsewhere in this Quarterly Report on Form 10-Q) include, but are not limited to: risks related to the Company’s ability to complete the Merger on the proposed terms or on the proposed timeline, including the receipt of required regulatory approvals; the possibility that competing offers will be made; and other risks associated with executing business combination transactions, such as disruption from the proposed acquisition making it more difficult to conduct business as usual or to maintain relationships with customers, employees, manufacturers, suppliers or patient groups. The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions, and we may not actually achieve the plans, intentions or expectations included in our forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by law, we disclaim any duty to update any forward looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION

Kadmon Holdings, Inc.

Consolidated Balance Sheets

(in thousands, except share amounts)

	September 30,	December 31,
	2021	2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$68,826	$74,423
Marketable debt securities, available-for-sale	182,821	49,435
Accounts receivable, net	17,975	695
Inventories, net	22	102
Prepaid expenses and other current assets	2,918	2,082
Investment, equity securities	9,196	10,564
Total current assets	281,758	137,301
Fixed assets, net	885	1,287
Right of use lease asset	13,554	16,112
Goodwill	3,580	3,580
Restricted cash	2,117	2,117
Investment, at cost	2,300	2,300
Other noncurrent assets	71	13
Total assets	$304,265	$162,710

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$21,360	$10,933
Accrued expenses	15,238	11,534
PPP loan - current	—	1,699
Lease liability - current	4,560	4,223
Warrant liabilities	3,408	1,082
Total current liabilities	44,566	29,471
Lease liability - noncurrent	12,223	15,579
Deferred tax liability	278	278
PPP loan - noncurrent	—	1,359
Convertible notes, net	233,186	—
Total liabilities	290,253	46,687
Commitments and contingencies (Note 12)
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 10,000,000 shares authorized at September 30, 2021 and December 31, 2020; 28,708 shares issued and outstanding at September 30, 2021 and December 31, 2020.	46,212	44,555
Common stock, $0.001 par value; 400,000,000 shares authorized at September 30, 2021 and December 31, 2020; 176,489,990 and 171,530,045 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	176	171
Additional paid-in capital	505,250	515,429
Accumulated deficit	(538,107)	(444,104)
Noncontrolling interest	580	—
Accumulated other comprehensive loss	(99)	(28)
Total stockholders’ equity	14,012	116,023
Total liabilities and stockholders’ equity	$304,265	$162,710

See accompanying notes to consolidated financial statements (unaudited)

Kadmon Holdings, Inc.

Consolidated Statements of Operations and Comprehensive Loss (unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues:
Net sales	$12,223	$339	$12,607	$1,227
Other revenue	2,483	151	2,859	6,446
Total revenue	14,706	490	15,466	7,673
Cost of sales	643	214	750	704
Write-down of inventory	—	148	—	1,054
Gross profit	14,063	128	14,716	5,915
Operating expenses:
Research and development	18,850	17,268	52,649	46,658
Selling, general and administrative	21,599	10,865	47,852	30,299
Total operating expenses	40,449	28,133	100,501	76,957
Loss from operations	(26,386)	(28,005)	(85,785)	(71,042)
Other (expense) income:
Interest income	1,246	208	2,966	802
Interest expense	(2,492)	(8)	(6,218)	(13)
Realized gain on equity securities	—	4,274	—	19,784
Unrealized loss on equity securities	(1,619)	(3,254)	(1,368)	(32,759)
PPP Loan forgiveness	—	—	3,091	—
Gain on extinguishment of obligations	—	1,626	458	1,754
Change in fair value of warrant liabilities	(2,674)	602	(2,326)	469
Other expense	(1,118)	(49)	(2,584)	(50)
Total other (expense) income	(6,657)	3,399	(5,981)	(10,013)
Loss before income tax expense	(33,043)	(24,606)	(91,766)	(81,055)
Income tax expense	—	—	—	—
Net loss	$(33,043)	$(24,606)	$(91,766)	$(81,055)
Less: Net income attributable to noncontrolling interest	580	—	580	—
Less: Deemed dividend on convertible preferred stock	571	543	1,657	1,578
Net loss attributable to common stockholders	$(34,194)	$(25,149)	$(94,003)	$(82,633)

Basic and diluted net loss per share of common stock	$(0.20)	$(0.15)	$(0.55)	$(0.50)
Weighted average basic and diluted shares of common stock outstanding	173,443,975	169,310,056	172,373,463	165,107,295

Other comprehensive (income) loss:
Net unrealized (gain) loss on available-for-sale securities	(66)	25	71	25
Other comprehensive (income) loss	(66)	25	71	25
Comprehensive loss attributable to common stockholders	$(34,128)	$(25,174)	$(94,074)	$(82,658)

See accompanying notes to consolidated financial statements (unaudited)

Kadmon Holdings, Inc.

Consolidated Statements of Stockholders’ Equity (unaudited)

(in thousands, except share amounts)

For the Three Months Ended September 30, 2021

	Preferred stock		Common stock		Additional paid-in	Accumulated Other	Noncontrolling	Accumulated
	Shares	Amount	Shares	Amount	capital	Comprehensive Loss	Interest	Deficit	Total
Balance, July 1, 2021	28,708	$45,641	171,985,864	$171	$491,721	$(165)	$—	$(503,913)	$33,455
Share-based compensation expense	—	—	—	—	3,523	—	—	—	3,523
Common stock issued for option and warrant exercises	—	—	4,504,126	5	10,006	—	—	—	10,011
Beneficial conversion feature on convertible preferred stock	—	114	—	—	—	—	—	(114)	—
Accretion of dividends on convertible preferred stock	—	457	—	—	—	—	—	(457)	—
Other comprehensive income	—	—	—	—	—	66	—	—	66
Net loss	—	—	—	—	—	—	580	(33,623)	(33,043)
Balance, September 30, 2021	28,708	$46,212	176,489,990	$176	$505,250	$(99)	$580	$(538,107)	$14,012

For the Three Months Ended September 30, 2020

	Preferred stock		Common stock		Additional paid-in	Accumulated Other	Noncontrolling	Accumulated
	Shares	Amount	Shares	Amount	capital	Comprehensive Loss	Interest	Deficit	Total
Balance, July 1, 2020	28,708	$43,468	171,097,067	$171	$510,171	$—	$—	$(390,553)	$163,257
Share-based compensation expense	—	—	—	—	2,453	—	—	—	2,453
Common stock issued for option exercises	—	—	123,525	—	280	—	—	—	280
Beneficial conversion feature on convertible preferred stock	—	109	—	—	—	—	—	(109)	—
Accretion of dividends on convertible preferred stock	—	434	—	—	—	—	—	(434)	—
Other comprehensive loss	—	—	—	—	—	(25)	—	—	(25)
Net loss	—	—	—	—	—	—	—	(24,606)	(24,606)
Balance, September 30, 2020	28,708	$44,011	171,220,592	$171	$512,904	$(25)	$—	$(415,702)	$141,359

See accompanying notes to consolidated financial statements (unaudited)

Kadmon Holdings, Inc.

Consolidated Statements of Stockholders’ Equity (unaudited)

(in thousands, except share amounts)

For the Nine Months Ended September 30, 2021

	Preferred stock		Common stock		Additional paid-in	Accumulated Other	Noncontrolling	Accumulated
	Shares	Amount	Shares	Amount	capital	Comprehensive Loss	Interest	Deficit	Total
Balance, January 1, 2021	28,708	$44,555	171,530,045	$171	$515,429	$(28)	$—	$(444,104)	$116,023
Share-based compensation expense	—	—	—	—	11,144	—	—	—	11,144
Common stock issued under ESPP plan	—	—	94,420	—	313	—	—	—	313
Common stock issued for option and warrant exercises	—	—	4,865,525	5	11,364	—	—	—	11,369
Payments for capped call transactions	—	—	—	—	(33,000)	—	—	—	(33,000)
Beneficial conversion feature on convertible preferred stock	—	331	—	—	—	—	—	(331)	—
Accretion of dividends on convertible preferred stock	—	1,326	—	—	—	—	—	(1,326)	—
Other comprehensive loss	—	—	—	—	—	(71)	—	—	(71)
Net loss	—	—	—	—	—	—	580	(92,346)	(91,766)
Balance, September 30, 2021	28,708	$46,212	176,489,990	$176	$505,250	$(99)	$580	$(538,107)	$14,012

For the Nine Months Ended September 30, 2020

	Preferred stock		Common stock		Additional paid-in	Accumulated Other	Noncontrolling	Accumulated
	Shares	Amount	Shares	Amount	capital	Comprehensive Loss	Interest	Deficit	Total
Balance, January 1, 2020	28,708	$42,433	159,759,996	$160	$456,211	$—	$—	$(333,069)	$165,735
Share-based compensation expense	—	—	—	—	7,111	—	—	—	7,111
Common stock issued in public offering, net	—	—	11,060,786	11	48,430	—	—	—	48,441
Common stock issued under ESPP plan	—	—	98,840	—	216	—	—	—	216
Common stock issued for warrant exercises	—	—	2,777	—	7	—	—	—	7
Common stock issued for option exercises	—	—	298,193	—	929	—	—	—	929
Beneficial conversion feature on convertible preferred stock	—	316	—	—	—	—	—	(316)	—
Accretion of dividends on convertible preferred stock	—	1,262	—	—	—	—	—	(1,262)	—
Other comprehensive loss	—	—	—	—	—	(25)	—	—	(25)
Net loss	—	—	—	—	—	—	—	(81,055)	(81,055)
Balance, September 30, 2020	28,708	$44,011	171,220,592	$171	$512,904	$(25)	$—	$(415,702)	$141,359

See accompanying notes to consolidated financial statements (unaudited)

Click or tap here to enter text.

Kadmon Holdings, Inc.

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(91,766)	$(81,055)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of premium and discounts on available-for-sale securities	2,591	122
Amortization of debt discount	792	—
Depreciation and amortization of fixed assets	647	1,263
Non-cash operating lease cost	2,798	2,638
Write-down of inventory	—	1,054
Share-based compensation	11,144	7,111
Change in fair value of warrant liabilities	2,326	(469)
Net unrealized loss on equity securities	1,368	12,975
Gain on settlement of obligations	(3,549)	(1,754)
Changes in operating assets and liabilities:
Accounts receivable, net	(17,280)	581
Inventories, net	80	(442)
Prepaid expenses and other assets	(894)	(738)
Accounts payable	10,427	2,919
Lease liability	(3,259)	(2,951)
Accrued expenses	4,195	(2,383)
Net cash used in operating activities	(80,380)	(61,129)

Cash flows from investing activities:
Purchases of investment debt securities	(185,152)	(44,661)
Maturities of investment debt securities	49,104	—
Purchases of fixed assets	(245)	(291)
Proceeds from sale of equity securities	—	19,784
Net cash used in investing activities	(136,293)	(25,168)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	—	48,441
Proceeds from issuance of term debt	—	3,057
Proceeds from issuance of convertible notes, net of issuance costs	232,394	—
Payments for capped call transactions	(33,000)	—
Proceeds from exercise of options and warrants	11,369	936
Proceeds from issuance of ESPP shares	313	216
Net cash provided by financing activities	211,076	52,650
Net decrease in cash, cash equivalents and restricted cash	(5,597)	(33,647)
Cash, cash equivalents and restricted cash, beginning of period	76,540	141,713
Cash, cash equivalents and restricted cash, end of period	$70,943	$108,066

Components of cash, cash equivalents and restricted cash
Cash and cash equivalents	68,826	105,949
Restricted cash	2,117	2,117
Total cash, cash equivalents and restricted cash	70,943	108,066

Supplemental cash flow disclosures:
Cash paid for interest	$4,326	$—
Non-cash investing and financing activities:
Beneficial conversion feature on convertible preferred stock	331	316
Accretion of dividends on convertible preferred stock	1,326	1,262
PPP loan forgiveness	3,091	—
Operating lease liabilities arising from obtaining right-of-use assets	240	—
Operating cash flows paid for amounts included in the measurement of lease liabilities	3,682	3,609
Unpaid fixed asset additions	—	148

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

In July 2021, the U.S. Food and Drug Administration (“FDA”) approved REZUROCK™ (belumosudil) 200 mg once daily (“QD”) for the treatment of adult and pediatric patients 12 years and older with chronic graft-versus-host disease (“cGVHD”) after failure of at least two prior lines of systemic therapy. REZUROCK was made available in the United States in August 2021.

Pending Acquisition by Sanofi

On September 7, 2021, Kadmon entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Sanofi, a French société anonyme (“Sanofi”), and Latour Merger Sub, Inc., a Delaware corporation and an indirect wholly owned subsidiary of Sanofi (“Merger Subsidiary”), providing for the merger of Merger Subsidiary with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Sanofi (the “Parent”). Capitalized terms not otherwise defined in this section “Pending Acquisition by Sanofi” have the meanings set forth in the Merger Agreement.

The Company’s board of directors (the “Board”) has unanimously approved the Merger and the Merger Agreement and recommended that the stockholders of the Company adopt the Merger Agreement. At the Effective Time of the Merger:

•each share of common stock, par value $0.001 per share, of the Company (the “Company Common Stock”) issued and outstanding as of immediately prior to the Effective Time (other than Dissenting Shares, Company Common Stock held by the Company as treasury stock or owned by Parent, Merger Subsidiary or any Subsidiary of the Company or Parent) will be cancelled and cease to exist and automatically convert into the right to receive cash in an amount equal to $9.50, without interest (the “Common Stock Merger Consideration”);

•each share of 5% convertible preferred stock, par value $0.001 per share, of the Company (“Company Preferred Stock”) issued and outstanding as of immediately prior to the Effective Time (other than Dissenting Shares) will be cancelled and cease to exist and automatically convert into the right to receive cash in an amount equal to the greater of (i) the Stated Liquidation Preference Amount (as defined in the Company’s Certificate of Designation dated July 26, 2016) plus any dividends (whether or not earned or declared) accrued and unpaid thereon from the last Dividend Payment Date (as defined in the Certificate of Designation) through the closing date of the Merger and (ii) the amount that would be payable per share of Company Preferred Stock if such share of Company Preferred Stock had been converted to Company Common Stock immediately prior to the effective time of the Merger (the “Preferred Stock Merger Consideration”);

•all unvested options to purchase Company Common Stock (“Company Options”) which are outstanding immediately prior to the Effective Time will fully vest and become exercisable and, to the extent not exercised prior to the Effective Time, be canceled at the Effective Time with the former holder of such canceled Company Option becoming entitled to receive an amount in cash (without interest and subject to any applicable withholding or other taxes, or other amount as required by law) equal to (1) the number of shares of Company Common Stock subject to such Company Option multiplied by (2) the excess, if any, of the Common Stock Merger Consideration over the exercise price per share of such Company Option; provided that each Company Option with an exercise price per share equal to or greater than the Common Stock Merger Consideration will be canceled without consideration;

•all unvested stock appreciation rights granted by the Company (“Company SARs”) which are outstanding as of immediately prior to the Effective Time will fully vest and, to the extent not exercised prior to the Effective Time, be canceled at the Effective Time, with the former holder of such canceled Company SAR becoming entitled to receive an amount in cash (without interest and subject to any applicable withholding or other taxes, or other amount as required by law) equal to (A) the excess, if any, of the Common Stock Merger Consideration over the exercise price per share of such Company SAR multiplied by (B) the number of shares of Company Common Stock underlying such Company SAR; provided that each Company SAR with an exercise price per share equal to or greater than the Common Stock Merger Consideration will be canceled without consideration; and

•all unvested equity appreciation rights granted by the Company (“Company EARs”) which are outstanding as of immediately prior to the Effective Time will fully vest and be canceled at the Effective Time, with the former holder of such canceled Company EAR becoming entitled to receive an amount in cash (without interest and subject to any applicable withholding or other taxes, or other amount as required by law) equal to (A) the excess of the Common Stock Merger Consideration over the base price per share of such Company EAR multiplied by (B) the number of shares of Common Stock underlying such Company EAR; provided that each Company EAR with a base price per share equal to or greater than the Common Stock Merger Consideration will be canceled without consideration.

Consummation of the Merger is subject to customary closing conditions, including, without limitation, the absence of certain legal impediments and approval by the holders of a majority of the voting power of the outstanding shares of Company Common Stock and Company Preferred Stock, voting on an as converted to Company Common Stock basis, entitled to vote on such matter.

The Company has made representations and warranties in the Merger Agreement and has agreed to covenants regarding the operation of the business of the Company and the Company Subsidiaries prior to the Effective Time. The Company is also subject to customary restrictions on its ability to solicit alternative acquisition proposals from third parties and to provide non-public information to, and participate in discussions and engage in negotiations with, third parties regarding alternative acquisition proposals. The Merger Agreement also contains customary covenants requiring the Board, subject to certain exceptions, to recommend that the Company’s stockholders approve the Merger. Prior to the approval of the Merger by the Company’s stockholders, the Board may withhold, withdraw, qualify, or modify its recommendation that the Company’s stockholders approve the Merger because of a Company Intervening Event or may adopt, approve or recommend any Superior Proposal, subject to complying with notice and other specified conditions.

The Merger Agreement contains certain termination rights for both the Company and Parent, including that, subject to certain limitations, (i) the Company or Parent may terminate the Merger Agreement if the Merger is not consummated by March 7, 2022, (ii) the Company and Parent may mutually agree to terminate the Merger Agreement, (iii) the Company may terminate the Merger Agreement to accept a Superior Proposal and (iv) Parent may terminate the Merger Agreement because the Board changes its recommendation to the Company stockholders with respect to approval of the Merger.

The Company will be required to pay a termination fee of $60.1 million in the event that the Company terminates the Merger Agreement to accept a Superior Proposal or if Parent terminates the Merger Agreement because the Board changes its recommendation to the Company’s stockholders to approve the Merger. In addition, the Company will be required to pay the termination fee under specified circumstances if, within 12 months after the termination of the Merger Agreement, the Company enters into or consummates a Competing Acquisition Transaction.

The foregoing description of the Merger Agreement and the transactions contemplated thereby does not purport to be complete and is subject to, and qualified in its entirety by reference to, the full text of the Merger Agreement, which is attached as an exhibit to our Current Report on Form 8-K filed with the SEC on September 8, 2021 and incorporated herein by reference.

In connection with the approval of the Merger Agreement, the Board approved certain amendments to the employment agreements between the Company and each of Harlan W. Waksal, M.D., the Company’s President and Chief Executive Officer, Steven Meehan, the Company’s Executive Vice President and Chief Financial Officer, and Gregory S. Moss, the Company’s Executive Vice President, General Counsel and Corporate Secretary, Chief Compliance Officer (the “Employment Agreement Amendments”). The Employment Agreement Amendments provide for the payment of retention bonuses in the amount of $3.5 million to Dr. Waksal and $1.0 million to each of Mr. Meehan and Mr. Moss (the “Retention Bonuses”). The Retention Bonuses shall be paid as follows: (1) 25% of the Retention Bonus shall be paid on the date the Merger Agreement is fully executed and (2) the remaining 75% of the Retention Bonus will be earned at the Closing Date, subject to the executive’s continuous and active employment with the Company through such date, with certain exceptions.

The Company incurred transaction-related costs of approximately $6.0 million for the three and nine months ended September 30, 2021, inclusive of $1.4 million related to the Employment Agreement Amendment, which are recorded as selling, general and administrative expense in the consolidated financial statements.

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

Liquidity

The Company maintained cash, cash equivalents and marketable debt securities of $251.6 million at September 30, 2021. The Company had an accumulated deficit of $538.1 million and working capital of $237.2 million at September 30, 2021. On February 16, 2021, the Company issued $240.0 million aggregate principal amount of 3.625% convertible senior notes due 2027 (the "Notes"), pursuant to an Indenture dated February 16, 2021, between the Company and U.S. Bank National Association, as trustee, in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act. On February 10, 2021, concurrently with the pricing of the Notes, the Company entered into privately negotiated capped call transactions (the “Capped Call Transactions”) with certain financial institutions. The Company used approximately $33.0 million of the net proceeds from the Notes offering to pay for the cost of the Capped Call Transactions (Note 5). The net proceeds from the offering were $199.4 million after deducting issuance costs and the cost of Capped Call Transactions.

Based on the Company’s expectations for revenue, operating expenses, and its cash, cash equivalents and marketable debt securities available on hand at September 30, 2021, the Company believes it will continue to be able to advance its commercial launch efforts for REZUROCK ™ (belumosudil), advance certain of its other pipeline product candidates, including KD033, and provide for other working capital purposes. Although cash, cash equivalents and marketable debt securities available at September 30, 2021 is expected to execute the Company’s current business plans, it may not be sufficient to enable the Company to meet its long-term expected plans. The Company has sustained operating losses for the majority of its corporate history and the Company expects to continue to incur operating losses and negative cash flows until revenues reach a level sufficient to support ongoing operations.

The Company’s future liquidity needs and ability to address those needs will be largely determined by the success of operations in regard to the successful commercialization of REZUROCK and the progression of its product candidates in the future, scope and magnitude of its commercial expenses and key development and regulatory events in the future. Management’s plans may include continuing to finance operations through the issuance of debt and sale of additional equity securities, monetization of assets, and expanding the Company’s commercial portfolio through the development of its current pipeline or through strategic collaborations. The Company has no commitments for any additional financing and may not be successful in its efforts to raise additional funds or achieve profitable operations. Any transactions that occur may contain covenants that restrict the ability of management to operate the business or may have rights, preferences or privileges senior to the Company’s common stock and may dilute current stockholders of the Company.

The Company filed a shelf registration statement on Form S-3 (File No. 333-238969) on June 5, 2020, which was declared effective by the U.S. Securities and Exchange Commission (“SEC”) on June 16, 2020. Under this registration statement, the Company may sell, in one or more transactions, up to $300.0 million of common stock, preferred stock, debt securities, warrants, purchase contracts and units. The Company had not sold any securities pursuant to this registration statement as of September 30, 2021.

The Company entered into a Sales Agreement with Cantor Fitzgerald & Co. in August 2017 under which the Company could sell up to $50.0 million in shares of its common stock in one or more placements at prevailing market prices for its common stock (the “ATM Program”). The Company has not sold any securities pursuant to this ATM Program as of September 30, 2021.

2. Summary of Significant Accounting Policies

Basis of Presentation

The Company operates in one segment considering the nature of the Company’s products and services, class of customers, methods used to distribute its products and the regulatory environment in which the Company operates. The accompanying consolidated financial statements, which include the accounts of Kadmon Holdings, Inc. and its domestic and international subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the Company’s opinion, the financial statements include all adjustments (consisting of normal recurring adjustments) and disclosures considered necessary in order to make the financial statements not misleading. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the final results that may be expected for the year ending December 31, 2021.

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

Cash, Cash Equivalents and Marketable Debt Securities

The Company considers all highly liquid securities with an original or remaining maturity of three months or less at the time of acquisition to be cash equivalents. The Company determines the appropriate classification of its investments in debt securities at the time of purchase. All of the Company’s debt securities are classified as available-for-sale and are reported as short-term or long-term based on maturity dates and whether such assets are available for use in current operations and are reasonably expected to be realized in cash or consumed during the normal cycle of business. Our available-for-sale debt securities generally have contractual maturity dates between six and eighteen months.

The following tables summarize the Company’s cash, cash equivalents and marketable debt securities as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash and money market funds	$68,826	$—	$—	68,826
Total cash and cash equivalents	68,826	—	—	68,826
Marketable debt securities:
Corporate debt securities	182,920	11	(110)	182,821
Total marketable debt securities	182,920	11	(110)	182,821
Total cash, cash equivalents and marketable debt securities	$251,746	$11	$(110)	$251,647

	December 31, 2020

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash and money market funds	$71,382	$—	$—	71,382
Corporate debt securities	3,041			3,041
Total cash and cash equivalents	74,423	—	—	74,423
Marketable debt securities:
Corporate debt securities	49,463	4	(32)	49,435
Total marketable debt securities	49,463	4	(32)	49,435
Total cash, cash equivalents and marketable debt securities	$123,886	$4	$(32)	$123,858

At September 30, 2021, the Company had invested in 29 available-for-sale marketable debt securities that were in an unrealized loss position for less than one year and no securities in an unrealized loss position for more than one year. The aggregate fair value of debt securities in an unrealized loss position at September 30, 2021 was $133.2 million. The unrealized losses of $0.1 million related to these corporate debt securities were included in accumulated other comprehensive loss as of September 30, 2021. Unrealized losses on corporate debt securities have not been recognized into income because the issuers’ bonds are of high credit quality (rated A3/A- or higher), it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to market conditions and/or changes in interest rates. The issuers continue to make timely interest payments on the bonds. The fair value is expected to recover as the bonds approach maturity and the Company does not believe any unrealized losses represent other-than-temporary impairments.

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

Embedded Derivatives

The Company accounts for derivative financial instruments as either equity or liabilities in accordance with ASC 815, based on the characteristics and provisions of each instrument. Embedded derivatives are required to be bifurcated from the host instruments and recorded at fair value if the derivatives are not clearly and closely related to the host instruments on the date of issuance. The Company’s convertible notes (Note 5) contain certain features that, in accordance with ASC 815, are not clearly and closely related to the host instrument and represent derivatives that are required to be re-measured at fair value each reporting period. The Company determined that the estimated fair value of the derivatives at issuance and as of September 30, 2021 were not material based on a scenario-based cash flow model that uses unobservable inputs that reflect the Company’s own assumptions. Should the Company’s assessment of the probabilities around these scenarios change, including due to changes in market conditions, there could be a change to the fair value.

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

Disaggregation of Revenue

The Company’s revenues have primarily been generated through product sales, collaborative research, development and commercialization license agreements, and other service agreements. The following table summarizes revenue from contracts with customers for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Product sales, net
REZUROCK	$12,215	$—	$12,215	$—
Other	8	339	392	1,227
Total product sales, net	$12,223	$339	$12,607	$1,227
License revenue	2,000	—	2,000	6,000
Other revenue	483	151	859	446
Total revenue	$14,706	$490	$15,466	$7,673

Product Sales

These contracts typically include a single promise to deliver a fixed amount of product to a customer with payment due within 30-60 days of shipment, with a prompt pay discount for payments made within the terms of the applicable contract. Revenues are recognized when control of the promised goods is transferred to the customer, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods, which generally occurs upon delivery. The timing of revenue recognition may differ from the timing of invoicing to customers. The Company has not recognized any assets for costs to obtain or fulfill a contract with a customer as of September 30, 2021.

On July 16, 2021, the FDA approved REZUROCK for the treatment of adult and pediatric patients 12 years and older with cGVHD after failure of at least two prior lines of systemic therapy. The Company expects REZUROCK to be its principal source of product sales in the future. For REZUROCK, the Company will classify payments to its customers for certain services provided by its customers as reductions to revenue.

The Company sells REZUROCK to patients through a limited distribution network of specialty pharmacy and specialty distributors in the United States. Net revenue from sales of REZUROCK will be recorded at net selling price (transaction price), which includes estimates of variable consideration for which reserves are established for (i) estimated government rebates, such as Medicaid and Medicare Part D reimbursements, and estimated managed care rebates, (ii) estimated chargebacks, (iii) estimated costs of co-payment assistance programs and (iv) product returns. These reserves are based on the amounts earned or to be claimed on the related sales and are classified as reductions of accounts receivable or as a current liability. Where appropriate, these estimates take into consideration items such as the Company’s current contractual and statutory requirements and forecasted customer buying and payment patterns. Overall, these reserves reflect the Company’s best estimates of the amount of consideration to which it is entitled based on the terms of the applicable contract. The amount of variable consideration included in the transaction price may be constrained and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts of consideration ultimately received may differ from the Company's estimates. If actual results in the future vary from estimates, the Company will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.

Government and Managed Care Rebates. The Company contracts with government agencies and managed care organizations or, collectively, third-party payors, so that REZUROCK will be eligible for purchase by, or partial or full reimbursement from, such third-party payors. The Company estimates the rebates it will provide to third-party payors and deducts these estimated amounts from total gross product revenues at the time the revenues are recognized. These reserves are recorded in the same period in which the revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability. The Company estimates the rebates that it will provide to third-party payors based upon (i) the Company's contracts with these third-party payors, (ii) the government mandated discounts applicable to government-funded programs, (iii) a range of possible outcomes that are probability-weighted for the estimated payor mix, and (iv) product distribution information obtained from the Company's distribution network of specialty pharmacy and specialty distributors. During the three and nine months ended September 30, 2021, the Company recognized $0.7 million of rebates expense as a reduction to revenue related to REZUROCK and has recorded a current liability of $0.7 million in the consolidated balance sheets as of September 30, 2021.

Chargebacks. Chargebacks are discounts that occur when certain contracted customers, pharmacy benefit managers, insurance companies, government programs and group purchasing organizations purchase directly from the Company’s specialty distributors. These customers purchase the Company’s product under contracts negotiated between them and the Company’s specialty distributors. The specialty distributor, in turn, charges back to the Company the difference between the price the specialty distributor paid and the negotiated price paid by the contracted customers, which may be higher or lower than the specialty distributor’s purchase price from the Company. The Company estimates chargebacks and adjusts gross product revenues and accounts receivable based on the estimates at the time revenues are recognized. During the three and nine months ended September 30, 2021, the Company recognized $0.8 million of chargebacks expense as a reduction to revenue related to REZUROCK and has recorded a current liability of $0.2 million in the consolidated balance sheet as of September 30, 2021.

Co-payment assistance and patient assistance programs. Patients who have commercial insurance and meet certain eligibility requirements may receive co-payment assistance. Based upon the terms of the program and co-payment assistance utilization reports received from the Company’s hub services provider, the Company is able to estimate the co-payment assistance amounts, which are recorded in the same period in which the related revenue is recognized, resulting in a reduction of product revenue. The Company also offers a patient assistance program that provides free drug product, for a limited period of time, to allow a patient’s insurance coverage to be established. Based on patient assistance program utilization reports provided by the Company’s hub services provider, the Company records gross revenue of the product provided and a full reduction of the revenue amount for the free drug discount. During the three and nine months ended September 30, 2021, the Company recognized $0.1 million of co-payments assistance expense as a reduction to revenue related to REZUROCK and has recorded a current liability of $0.1 million in the consolidated balance sheet as of September 30, 2021.

Product returns. The Company provides contractual return rights to its customers, based on product dating and in instances where the product is damaged or defective. Non-acceptance of shipped drug product is reflected as a reversal of sales in the period in which the sales were originally recorded. Reserves for estimated returns are recorded as a reduction of revenue in the period that the related revenue is recognized, as well as a liability. Estimates of returns are based on third party analogs of recent drug product launches and quantitative information provided by the Company's distribution network of specialty pharmacies and specialty distributors. During the three and nine months ended September 30, 2021, the Company recognized $0.2 million of returns expense as a reduction to revenue related to REZUROCK and has recorded a liability of $0.2 million in the consolidated balance sheet as of September 30, 2021.

License Revenue

License revenue in 2021 consists of a milestone payment earned pursuant to a strategic partnership entered into with BioNova Pharmaceuticals Ltd. to develop belumosudil (KD025) in China. The transaction price of $2.0 million was allocated to the single combined performance obligation under the contract and the performance obligation was completed during the third quarter of 2021. License revenue in 2020 consists of a milestone payment earned pursuant to a joint venture and license agreement entered into with Meiji Seika Pharma Co., Ltd (“Meiji”) to develop belumosudil (KD025) in Japan. The transaction price of $6.0 million was allocated to the single combined performance obligation under the contract and the performance obligation was completed during the first quarter of 2020. There are no performance obligations that have not yet been satisfied and there is no transaction price allocated to future performance obligations as of September 30, 2021.

Other Revenue

The other revenue generated by the Company is primarily related to a sublease agreement with MeiraGTx Holdings plc (“MeiraGTx”). The Company recognizes revenue related to sublease agreements as they are performed.

Cost of Sales

Cost of product sales includes the cost of producing and distributing inventories that are related to product revenue during the respective period, including royalties owed under license agreements (Note 9). In addition, shipping and handling costs for product shipments are recorded as incurred.

Concentration and Credit Risks

Risks from Third-Party Manufacturing and Distribution Concentration

The Company relies on single source manufacturers for active pharmaceutical ingredient and finished drug product manufacturing of product candidates in development and on a limited number of distributors for distribution of approved drug products. Delays in the manufacture or distribution of any product could adversely impact the commercial revenue and future inventory procurement of the Company’s product candidates.

Credit Risk

The Company’s receivables from sales of REZUROCK are primarily due from six customers, accounting for approximately 96% of receivables from sales of REZUROCK and approximately 64% of total receivables, resulting in a concentration of credit risk. Sales of REZUROCK occur once an order of product has been received by the specialty pharmacy or specialty distributor customer.

Aditionally, the Company’s receivables include approximately $6.4 million due from one customer related to a collaboration agreement. This receivable accounts for approximately 36% of total receivables, resulting in a credit risk.

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

3. Stockholders’ Equity

5% Convertible Preferred Stock

The Company had 28,708 shares of 5% convertible preferred stock outstanding at September 30, 2021, which shares convert into shares of the Company’s common stock at a 20% discount to the initial public offering price per share of common stock in the Company’s initial public offering of $12.00 per share, or $9.60 per share. The stated liquidation preference amount on the 5% convertible preferred stock totaled $36.5 million at September 30, 2021.

Common Stock

The Company’s restated certificate of incorporation authorizes the issuance of up to 400,000,000 shares of the Company’s common stock, par value $0.001 per share.

4. Net Loss per Share Attributable to Common Stockholders

Basic net loss attributable to common stockholders per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Because the Company has reported a net loss for each period presented, diluted net loss per share of common stock is the same as basic net loss per share of common stock for the three and nine months ended September 30, 2021 and 2020.

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company (in thousands, except share and per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Numerator – basic and diluted:
Net loss available to common stockholders - basic and diluted	$(34,194)	$(25,149)	$(94,003)	$(82,633)
Denominator – basic and diluted:
Weighted average shares of common stock outstanding used to compute basic and diluted net loss per share	173,443,975	169,310,056	172,373,463	165,107,295
Net loss per share, basic and diluted	$(0.20)	$(0.15)	$(0.55)	$(0.50)

The amounts in the table below were excluded from the calculation of diluted net loss per share, due to their anti-dilutive effect:

	Three and Nine Months Ended
	September 30,
	2021	2020
Options to purchase common stock	24,310,370	17,357,285
Warrants to purchase common stock	6,261,586	11,917,052
Convertible preferred stock	3,851,033	3,667,651
Convertible notes	34,507,560	—
Total shares of common stock equivalents	68,930,549	32,941,988

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

The following table summarizes the carrying value of the Notes at September 30, 2021 (in thousands):

	September 30, 2021	December 31, 2020
Gross proceeds	$240,000	$-
Unamortized debt discount	(6,814)	-
Carrying value	$233,186	$-

The following table summarizes the interest expense recognized related to the Notes for the three and nine months ended September 30, 2021 (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2021	September 30, 2021
Stated interest	$2,175	$5,413
Amortized debt discount	316	792
Interest expense	$2,491	$6,205

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

Paycheck Protection Program of the Coronavirus Aid, Relief, and Economic Security Act.

On April 15, 2020, the Company received the proceeds from a loan in the amount of approximately $3.1 million (the “Loan”) from PNC Bank, National Association, as lender, pursuant to the Paycheck Protection Program (“PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). Under the CARES Act, loan forgiveness is available for the sum of eligible and documented payroll costs, covered rent payments, covered mortgage interest and covered utilities during the eight-week period beginning on the date of loan approval. On June 10, 2021, the loan was forgiven by the U.S. Small Business Administration (“SBA”). The Company has recorded the forgiven amount of the Loan of approximately $3.1 million as other income for the nine months ended September 30, 2021.

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

Items classified as Level 2 within the valuation hierarchy consist of the Company’s marketable debt securities, warrant liabilities and convertible notes. The Company estimates the fair values of the marketable debt securities by taking into consideration valuations obtained from third-party pricing sources. These pricing sources utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include market pricing based on real-time trade data for the same or similar securities, issuer credit spreads, benchmark yields, and other observable inputs. The Level 2 inputs used to value the Company’s warrant liabilities were determined using prices that can be directly observed. Although the fair value of this obligation is calculated using the observable market price of the Company’s common stock, an active market for this financial instrument does not exist. The fair value of the Notes, which differs from their carrying value, is influenced by interest rates, stock price and stock price volatility and is determined by prices observed in market trading. The market for trading of the Notes is not considered to be an active market and therefore the estimate of fair value is based on Level 2 inputs. The estimated fair value of the Notes was approximately $348.3 million at September 30, 2021.

The following table presents the Company’s financial assets and liabilities that have been measured at fair value at September 30, 2021 and the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

		Fair Value Measurements Using

Description	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$60,939	$60,939	$—	$—
Short-term investments:
Corporate debt securities	182,821	—	182,821	—
Ownership of MeiraGTx	9,196	9,196	—	—
	$252,956	$70,135	$182,821	$—

Financial liabilities
Warrant liabilities	$3,408	$—	$3,408	$—

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

Ownership of MeiraGTx

The Company maintained a 1.6% ownership in the ordinary shares of MeiraGTx, a clinical-stage gene therapy company, with a fair value of $9.2 million and $10.6 million, at September 30, 2021 and December 31, 2020, respectively. The Company did not realize any gains in the three and nine months ended September 30, 2021, and realized gains of $4.2 million and $15.5 million for the three and nine months ended September 30, 2020, respectively, which represents the sale of 0.3 million and 1.1 million ordinary shares of MeiraGTx, respectively. The Company has recorded a net unrealized loss on its ownership of MeiraGTx ordinary shares of $1.6 million and $1.4 million for the three and nine months ended September 30, 2021, respectively, and net unrealized loss of $3.3 million and $32.8 million for the three and nine months ended September 30, 2020, respectively. The unrealized gain (loss) on equity securities consists of the change in unrealized gain or loss resulting from mark-to-market adjustments on equity securities still held. The Company’s ownership of MeiraGTx ordinary shares is valued using Level 1 inputs, which includes quoted prices in active markets for identical assets in accordance with the fair value hierarchy.

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

As of September 30, 2021, the exercise price of a portion of the 2015 Warrants to purchase an aggregate of 529,413 shares of the Company’s common stock was $3.30 per warrant share and the exercise price of the remaining 2015 Warrants to purchase an aggregate of 88,238 shares of the Company’s common stock was $4.50 per warrant share. Since these warrants are exercisable and are redeemable at the option of the holder upon the occurrence of, and during the continuance of, an event of default, the fair value of the 2015 Warrants was recorded as a short-term liability of approximately $3.4 million at September 30, 2021 and approximately $1.1 million at December 31, 2020.

The Company used the Black-Scholes pricing model to value the liability related to the 2015 Warrants at September 30, 2021 with the following assumptions: risk-free interest rate of 0.1%, expected term of 0.9 years, expected volatility of 85.0% and a dividend rate of 0%. The change in fair value of the 2015 Warrants was approximately $2.7 million and $2.3 million for the three and nine months ended September 30, 2021 and approximately $(0.6) million and $(0.5) million for the three and nine months ended September 30, 2020, respectively. None of these instruments had been exercised as of September 30, 2021.

The table below represents a roll-forward of warrant liabilities measured using Level 2 inputs from January 1, 2021 to September 30, 2021 (in thousands):

Significant Other Observable Inputs
(Level 2)
Balance at January 1, 2021	$1,082
Change in fair value of warrant liabilities	2,326
Balance at September 30, 2021	$3,408

The following table represents a roll-forward of warrants outstanding from January 1, 2021 to September 30, 2021:

	Warrants	Weighted Average Exercise Price
Balance, January 1, 2021	10,582,119	$6.30
Exercised	(4,320,533)	3.35
Balance, September 30, 2021	6,261,586	$8.34

7. Inventories

Inventories are stated at the lower of cost or net realizable value (on a first-in, first-out basis) using standard costs. Standard costs include an allocation of overhead rates, which include those costs attributable to managing the supply chain and are evaluated regularly. Variances are expensed as incurred. The Company capitalizes inventory costs associated with the Company’s products after regulatory approval, if ever, when, based on management’s judgment, future commercialization is considered probable and the future economic benefit is expected to be realized; otherwise, such costs are expensed as research and development. On July 16, 2021, REZUROCK received FDA approval and all subsequent inventory costs associated with REZUROCK are being capitalized. Raw materials and work-in-process include all inventory costs prior to packaging and labelling, including raw material, active product ingredient, and drug product. Finished goods include packaged and labelled products. The inventory balance as of September 30, 2021 does not include $0.1 million of inventory on hand that was previously expensed as research & development cost prior to FDA approval.

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

Inventories are comprised of the following (in thousands):

	September 30,	December 31,
	2021	2020
Raw materials	$—	$—
Finished goods, net	22	102
Total inventories, net	$22	$102

8. Fixed Assets

Fixed assets consisted of the following (in thousands):

	Useful Lives	September 30,	December 31,
	(Years)	2021	2020
Leasehold improvements	4-8	$10,397	$10,398
Office equipment and furniture	3-15	1,244	1,363
Machinery and laboratory equipment	3-15	3,963	3,835
Software	1-5	4,103	4,136
		19,707	19,732
Less accumulated depreciation and amortization		(18,822)	(18,445)
Fixed assets, net		$885	$1,287

Depreciation and amortization of fixed assets totaled $0.6 million and $1.3 million for the nine months ended September 30, 2021 and 2020, respectively, and $0.1 million and $0.5 million for the three months ended September 30, 2021 and 2020, respectively.

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

Nano Terra, Inc.

On April 8, 2011, the Company entered into a series of transactions with Nano Terra, Inc. (“Nano Terra”) and entered into a joint venture with Surface Logix, Inc. (“SLx”) (Nano Terra’s wholly-owned subsidiary) through the formation of NT Life Sciences, LLC (“NTLS”), which had no material operations prior to 2021, and entered into a sub-licensing arrangement with NTLS and SLx. Pursuant to the sub-licensing arrangement, the Company was granted a worldwide, exclusive license under certain intellectual property owned by SLx to three clinical-stage product candidates, including belumosudil, each of which were licensed by SLx to NTLS. NTLS is a research and development company, which independently maintains intellectual property for the purpose of pursuing medical discoveries. The Company is represented on the board of managers of NTLS and is a party to decisions which influence the direction of the organization.

The Company must pay to the previous shareholders of SLx from which Nano Terra acquired SLx, royalties on net sales in the amount of 5%. Additionally, after the 5% royalty has been paid, the Company must also pay royalties on the remaining net sales in the amount of 10% to NTLS. As the Company owns 50% of NTLS, the cumulative results of these obligations is that the Company will owe aggregate royalty payments totaling 9.75% on net sales of licensed products. The royalties will become due and recognizable at the time of sale and are payable to SLx and NTLS 45 calendar days after each quarter. All royalties paid to third parties are recorded as Cost of Sales in the Company’s consolidated financial statements. NTLS is required to distribute any royalties from belumosudil to the two parties (Kadmon and SLx) within 15 days of receipt as equity distributions.

Since inception, the Company has continuously assessed the applicability of FASB ASC 810, “Consolidation”, based on the corporate structure, voting rights and contributions of the various parties in connection with these agreements. The Company consolidates entities where the Company has a direct or indirect controlling financial interest based on either a variable interest model or voting interest modeltity. As such, the Company will consolidate an entity that is concluded to be a variable interest entity (“VIE”) for which the Company is deemed to be the primary beneficiary and any entity in which the Company holds a majority voting interest or has majority ownership and control over the operational, financial and investing decisions of that entity.

With the approval of REZUROCK, NTLS has started to operationalize its structure and there was no activity of the joint venture prior to August 2021. NTLS does not meet any of the criteria for VIE classification, however, NTLS is subject to consolidation by the Company under the voting interest model as the Company has majority control over the operational, financial and investing decisions of NTLS. The Company controls the board of managers of NTLS and any major operational decisions. The Company has recorded a noncontrolling interest in the activity of NTLS based on its 50% ownership.

During the three and nine months ended September 30, 2021, the Company accrued royalties of approximately $0.6 million to SLx and approximately $1.2 million to NTLS related to net sales of REZUROCK. The royalties owed to SLx are recorded as accrued liabilities in the consolidated financial statements as of September 30, 2021. As NTLS is consolidated, the Company has eliminated the $1.2 million and recorded a noncontrolling interest of approximately $0.6 million related to 50% of the net income of NTLS related to the royalties.

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

The following table summarizes share-based compensation expense under the 2016 Equity Plan for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
General and administrative	$2,554	$1,745	$8,115	$4,916
Research and development	969	708	3,029	2,195
Total stock-based compensation expense	$3,523	$2,453	$11,144	$7,111

Total unrecognized compensation expense related to unvested options granted under the Company’s share-based compensation plan was $26.0 million and $11.9 million at September 30, 2021 and December 31, 2020, respectively. That expense is expected to be recognized over a weighted average period of 2.0 years and 1.9 years as of September 30, 2021 and December 31, 2020, respectively.

The following table summarizes information about stock options outstanding, not including performance stock options, from January 1, 2021 to September 30, 2021:

	Options Outstanding
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Balance, January 1, 2021	16,000,685	$5.29	7.11	$7,365
Granted	9,837,493	3.96
Exercised	(1,252,894)	3.72		2,019
Forfeited	(1,257,414)	5.25
Balance, September 30, 2021	23,327,870	$4.81	7.69	$99,960
Options vested and exercisable, September 30, 2021	10,496,431	$5.83	6.08	$39,287

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value calculated as the difference between the fair value of the Company’s common stock at September 30, 2021 ($8.71 per share) and December 31, 2020 ($4.15 per share) and the exercise price, multiplied by the related in-the-money options that would have been received by the option holders had they exercised their options at the end of the fiscal year. This amount changes based on the fair value of the Company’s common stock.

The fair value of each stock option award, not including performance stock options, was estimated at the date of grant using the Black-Scholes option-pricing model and the assumptions noted in the following table:

	Nine Months Ended	Nine Months Ended
	September 30, 2021	September 30, 2020
Options granted	9,837,493	4,966,040
Weighted average exercise price	$3.96	$4.35
Weighted average fair value of grants	$2.85	$2.87
Expected volatility	87.20% - 127.92%	75.46% - 84.95%
Risk-free interest rate	0.05% - 1.03%	0.29% - 1.64%
Expected life (years)	0.87 - 6.0	5.5 - 6.0
Expected dividend yield	0%	0%

Performance Options

A total of 982,500 performance options (“Performance Options”) with an exercise price of $4.06 were outstanding at September 30, 2021 with an intrinsic value of $4.6 million and 1,290,000 at December 31, 2020 with an intrinsic value of $0.3 million. The weighted average remaining contractual life of outstanding Performance Options at September 30, 2021 was 6.5 years. Compensation expense for Performance Options was recognized on a straight-line basis over the awards’ requisite service period of three years. At September 30, 2021, 1,290,000 Performance Options had vested and 307,500 had been exercised. At December 31, 2020, 962,502 Performance Options had vested and no Performance Options had been exercised.

Stock Appreciation Rights

A total of 655,000 stock appreciation rights (“SARs”) with an exercise price of $3.64 were outstanding at September 30, 2021 and 835,000 at December 31, 2020 with an intrinsic value of $3.3 million and $0.5 million, respectively. The weighted average remaining contractual life of outstanding SARs at September 30, 2021 was 6.2 years. Compensation expense for SARs was recognized on a straight-line basis over three years. At September 30, 2021, 835,000 SARs had vested and 180,000 had been exercised. At December 31, 2020, 835,000 SARs had vested and no SARs had been exercised.

2014 Long-term Incentive Plan (the “LTIP”)

A total of 9,750 units have been granted under the LTIP as of both September 30, 2021 and December 31, 2020. The LTIP is payable upon the fair market value of the Company’s common stock exceeding 333% of the $6.00 grant price (or $20.00) per share prior to December 7, 2024. The holders of the LTIP awards have no right to demand a particular form of payment, and the Company reserves the right to make payment in the form of cash or common stock. No LTIP awards were exercisable or had been exercised at September 30, 2021.

2016 Employee Stock Purchase Plan

A total of 2,551,180 shares of the Company’s common stock were reserved for issuance under the Amended and Restated 2016 Employee Stock Purchase Plan (the “2016 ESPP”) at December 31, 2020. The Company’s board of directors elected not to increase the shares reserved for issuance under the 2016 ESPP on January 1, 2021. The Company issued 94,420 and 98,840 shares under the 2016 ESPP during the nine months ended September 30, 2021 and 2020, respectively. No meaningful compensation expense was recognized for the ESPP during the three and nine months ended September 30, 2021 and 2020.

11. Accrued Expenses

Short-term accrued expenses at September 30, 2021 and December 31, 2020 include the following (in thousands):

	September 30,	December 31,
	2021	2020
Compensation and benefits	$4,937	$5,585
Research and development	6,728	4,183
Interest	1,088	20
Other	2,485	1,746
Total accrued expenses	$15,238	$11,534

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

Contingent License Agreement Milestones

The Company has entered into several license agreements for products currently under development (Note 9). The Company may be obligated in future periods to make additional payments, which would become due and payable only upon the achievement of certain research and development, regulatory and approval milestones. The specific timing of such milestones cannot be predicted and depends upon future discretionary clinical developments as well as regulatory agency actions which cannot be predicted with certainty (including action which may never occur). These additional contingent milestone payments aggregate to $229.1 million at September 30, 2021. Any payments made prior to FDA approval will be expensed as research and development. Any payments made after FDA approval will be capitalized.

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

GoldenTree Master Fund, Ltd. v. Kadmon Holdings, Inc.

On April 21, 2021, GoldenTree Master Fund, Ltd (“GoldenTree”) filed suit in the Supreme Court of New York bringing claims for breach of contract, unjust enrichment, and fraudulent inducement. On October 18, 2021, the Supreme Court of New York signed a stipulation filed by the parties whereby the parties have agreed, subject to certain terms and conditions, that this suit should be stayed in its entirety pending the outcome of the vote of Kadmon stockholders to approve or disapprove the Sanofi Merger, and that the action should be voluntarily discontinued upon approval and closing of the Sanofi Merger and the cancellation of the preferred shares in exchange for the applicable Liquidation Value as defined in the applicable Certificate of Designations of the securities that form the subject matter of the dispute.

13. Income Taxes

The Company files a consolidated tax return for Kadmon Holdings, Inc. and its domestic subsidiaries and the required information returns for its international subsidiaries, all of which are wholly owned. Where permitted, the Company files combined state returns, but in some instances separate company returns for certain subsidiaries on a stand-alone basis are required.

There was no change in deferred tax liability and no income tax expense recorded for the three and nine months ended September 30, 2021 and 2020. Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred tax assets relate primarily to its net operating loss (“NOL”) carryforwards and other balance sheet basis differences. In accordance with ASC 740, Income Taxes, the Company recorded a valuation allowance to fully offset the gross deferred tax asset, because it is more likely than not that the Company will not realize future benefits associated with these deferred tax assets at September 30, 2021 and December 31, 2020.

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

14. Subsequent Events

Legal Proceedings

Between October 1 and October 26, 2021, ten alleged stockholders of the Company filed actions in federal courts located in the states of New York, Delaware, and Pennsylvania against the Company and the members of its Board of Directors under the following captions: (i) Nancy Jaser v. Kadmon Holdings, Inc., et al., No. 1:21-cv-08154 (S.D.N.Y.); (ii) John Dillon v. Kadmon Holdings, Inc., et al., No. 1:21-cv-08169 (S.D.N.Y.); (iii) Alex Ciccotelli v. Kadmon Holdings, Inc., et al., No. 1:21-cv-08299 (S.D.N.Y.); (iv) Michael Young v. Kadmon Holdings, Inc., et al., No. 1:21-cv-05641 (E.D.N.Y.); (v) Michael Bierman v. Kadmon Holdings, Inc., et al., No. 1:21-cv-08441 (S.D.N.Y.); (vi) Jacob Wheeler v. Kadmon Holdings, Inc., et al., No. 1:21-cv-08576 (S.D.N.Y.); (vii) Robert Wilhelm v. Kadmon Holdings, Inc., et al., No. 1:21-cv-01470 (D. Del.); (viii) Matthew Whitfield v. Kadmon Holdings, Inc., et al., No. 2:21-cv-04605 (E.D. Pa.); (ix) Jerome Anderson v. Kadmon Holdings, Inc., et al., No. 1:21-cv-08705 (S.D.N.Y.); and (x) Joseph Gibson v. Kadmon Holdings, Inc., et al., No. 1:21-cv-01503 (D. Del.) (collectively, the “Merger Actions”). The Merger Actions assert claims solely on behalf of the individual stockholders and generally allege that the Company and its Board of Directors failed to disclose allegedly material information in the definitive proxy statement on Schedule 14A filed with the SEC on October 4, 2021. The Merger Actions seek an order enjoining the consummation of the transactions contemplated by the Merger Agreement and awarding damages. The Company believes that the claims asserted in the Merger Actions are without merit.

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

Our revenues are difficult to predict and depend on several factors. For example, our revenues depend, in part, on regulatory approval decisions for our product and product candidates, the effectiveness of our and our collaborative partners’ commercialization efforts, market acceptance of our products, particularly REZUROCK™ (belumosudil), the resources dedicated to our products and product candidates by us and our collaborative partners, and our ability to enter into or modify licensing agreements for our product candidates. We have never been profitable and had an accumulated deficit of $538.1 million at September 30, 2021.

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

Recent Corporate Highlights

Pending Acquisition by Sanofi

On September 7, 2021, Kadmon entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Sanofi, a French société anonyme (“Sanofi”), and Latour Merger Sub, Inc., a Delaware corporation and an indirect wholly owned subsidiary of Sanofi (“Merger Subsidiary”), providing for the merger of Merger Subsidiary with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Sanofi (the “Parent”). Capitalized terms not otherwise defined in this section “Pending Acquisition by Sanofi” have the meanings set forth in the Merger Agreement.

The Company’s board of directors (the “Board”) has unanimously approved the Merger and the Merger Agreement and recommended that the stockholders of the Company adopt the Merger Agreement. At the Effective Time of the Merger:

•each share of common stock, par value $0.001 per share, of the Company (the “Company Common Stock”) issued and outstanding as of immediately prior to the Effective Time (other than Dissenting Shares, Company Common Stock held by the Company as treasury stock or owned by Parent, Merger Subsidiary or any Subsidiary of the Company or Parent) will be cancelled and cease to exist and automatically convert into the right to receive cash in an amount equal to $9.50, without interest (the “Common Stock Merger Consideration”);

•each share of 5% convertible preferred stock, par value $0.001 per share, of the Company (“Company Preferred Stock”) issued and outstanding as of immediately prior to the Effective Time (other than Dissenting Shares) will be cancelled and cease to exist and automatically convert into the right to receive cash in an amount equal to the greater of (i) the Stated Liquidation Preference Amount (as defined in the Company’s Certificate of Designation dated July 26, 2016) plus any dividends (whether or not earned or declared) accrued and unpaid thereon from the last Dividend Payment Date (as defined in the Certificate of Designation) through the closing date of the Merger and (ii) the amount that would be payable per share of Company Preferred Stock if such share of Company Preferred Stock had been converted to Company Common Stock immediately prior to the effective time of the Merger (the “Preferred Stock Merger Consideration”);

•all unvested options to purchase Company Common Stock (“Company Options”) which are outstanding immediately prior to the Effective Time will fully vest and become exercisable and, to the extent not exercised prior to the Effective Time, be canceled at the Effective Time with the former holder of such canceled Company Option becoming entitled to receive an amount in cash (without interest and subject to any applicable withholding or other taxes, or other amount as required by law) equal to (1) the number of shares of Company Common Stock subject to such Company Option multiplied by (2) the excess, if any, of the Common Stock Merger Consideration over the exercise price per share of such Company Option; provided that each Company Option with an exercise price per share equal to or greater than the Common Stock Merger Consideration will be canceled without consideration;

•all unvested stock appreciation rights granted by the Company (“Company SARs”) which are outstanding as of immediately prior to the Effective Time will fully vest and, to the extent not exercised prior to the Effective Time, be canceled at the Effective Time, with the former holder of such canceled Company SAR becoming entitled to receive an amount in cash (without interest and subject to any applicable withholding or other taxes, or other amount as required by law) equal to (A) the excess, if any, of the Common Stock Merger Consideration over the exercise price per share of such Company SAR multiplied by (B) the number of shares of Company Common Stock underlying such Company SAR; provided that each Company SAR with an exercise price per share equal to or greater than the Common Stock Merger Consideration will be canceled without consideration; and

•all unvested equity appreciation rights granted by the Company (“Company EARs”) which are outstanding as of immediately prior to the Effective Time will fully vest and be canceled at the Effective Time, with the former holder of such canceled Company EAR becoming entitled to receive an amount in cash (without interest and subject to any applicable withholding or other taxes, or other amount as required by law) equal to (A) the excess of the Common Stock Merger Consideration over the base price per share of such Company EAR multiplied by (B) the number of shares of Common Stock underlying such Company EAR; provided that each Company EAR with a base price per share equal to or greater than the Common Stock Merger Consideration will be canceled without consideration.

Consummation of the Merger is subject to customary closing conditions, including, without limitation, the absence of certain legal impediments, the expiration or termination of the required waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and approval by the holders of a majority of the voting power of the outstanding shares of Company Common Stock and Company Preferred Stock, voting on an as converted to Company Common Stock basis, entitled to vote on such matter.

The Company has made representations and warranties in the Merger Agreement and has agreed to covenants regarding the operation of the business of the Company and the Company Subsidiaries prior to the Effective Time. The Company is also subject to customary restrictions on its ability to solicit alternative acquisition proposals from third parties and to provide non-public information to, and participate in discussions and engage in negotiations with, third parties regarding alternative acquisition proposals. The Merger Agreement also contains customary covenants requiring the Board, subject to certain exceptions, to recommend that the Company’s stockholders approve the Merger. Prior to the approval of the Merger by the Company’s stockholders, the Board may withhold, withdraw, qualify, or modify its recommendation that the Company’s stockholders approve the Merger because of a Company Intervening Event or may adopt, approve or recommend any Superior Proposal, subject to complying with notice and other specified conditions.

The Merger Agreement contains certain termination rights for both the Company and Parent, including that, subject to certain limitations, (i) the Company or Parent may terminate the Merger Agreement if the Merger is not consummated by March 7, 2022, (ii) the Company and Parent may mutually agree to terminate the Merger Agreement, (iii) the Company may terminate the Merger Agreement to accept a Superior Proposal and (iv) Parent may terminate the Merger Agreement because the Board changes its recommendation to the Company stockholders with respect to approval of the Merger.

The Company will be required to pay a termination fee of $60.1 million in the event that the Company terminates the Merger Agreement to accept a Superior Proposal or if Parent terminates the Merger Agreement because the Board changes its recommendation to the Company’s stockholders to approve the Merger. In addition, the Company will be required to pay the termination fee under specified circumstances if, within 12 months after the termination of the Merger Agreement, the Company enters into or consummates a Competing Acquisition Transaction.

The foregoing description of the Merger Agreement and the transactions contemplated thereby does not purport to be complete and is subject to, and qualified in its entirety by reference to, the full text of the Merger Agreement, which is attached as an exhibit to our Current Report on Form 8-K filed with the SEC on September 8, 2021 and incorporated herein by reference.

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

REZUROCK ™ (belumosudil)

REZUROCK is an oral tablet developed by Kadmon for the treatment of cGVHD. REZUROCK was approved by the FDA on July 16, 2021 for the treatment of adult and pediatric patients 12 years and older with cGVHD after failure of at least two prior lines of systemic therapy. REZUROCK was made available in the United States in August 2021.

We began generating revenue from sales of REZUROCK in the third quarter of 2021. Revenue from sales of REZUROCK in future periods is subject to uncertainties and will depend on several factors, including the success of our and our partners’ commercialization efforts in the U.S., the number of new patients switching to REZUROCK, patient retention and demand, the number of physicians prescribing REZUROCK, the rate of monthly prescriptions, reimbursement from third-party payors, the conversion of patients from our clinical trials to commercial customers, and market trends. We will monitor and analyze this data during the initial launch period.

Financial Outlook for 2022

In the launch period for REZUROCK, expected to be through 2022, the Company is not providing specific revenue or operating guidance. Based on our expectations for revenue and operating expenses, we believe our current cash runway takes us into 2023.

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

Results of Operations

Three and nine months ended September 30, 2021 and 2020

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(unaudited)
	(in thousands)
Revenues
Net sales	$12,223	$339	$12,607	$1,227
Other revenue	2,483	151	2,859	6,446
Total revenue	14,706	490	15,466	7,673
Cost of sales	643	214	750	704
Write-down of inventory	—	148	—	1,054
Gross profit	14,063	128	14,716	5,915
Operating expenses:
Research and development	18,850	17,268	52,649	46,658
Selling, general and administrative	21,599	10,865	47,852	30,299
Total operating expenses	40,449	28,133	100,501	76,957
Loss from operations	(26,386)	(28,005)	(85,785)	(71,042)
Total other (expense) income	(6,657)	3,399	(5,981)	(10,013)
Income tax expense	—	—	—	—
Net loss	$(33,043)	$(24,606)	$(91,766)	$(81,055)
Less: Net income attributable to noncontrolling interest	580	—	580	—
Less: Deemed dividend on convertible preferred stock	571	543	1,657	1,578
Net loss attributable to common stockholders	$(34,194)	$(25,149)	$(94,003)	$(82,633)

Revenues

The increase in total revenue for the three and nine months ended September 30, 2021 as compared to the three and nine months ended September 30, 2020 was primarily attributable to FDA approval of REZUROCK in the third quarter of 2021 resulting in net sales of $12.2 million. The decrease in other revenue for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020 was primarily attributable to a $6.0 million milestone payment earned in the first quarter of 2020 pursuant to a joint venture and license agreement entered into with Meiji Seika Pharma Co., Ltd to develop belumosudil in Japan. Other revenue for the three and nine months ended September 30, 2021 includes a $2.0 million milestone payment earned pursuant to a strategic partnership with BioNova Pharmaceuticals Ltd. to develop belumosudil (KD025) in China.

Cost of Sales and inventory write-down

The increase in cost of sales for the three and nine months ended September 30, 2021 as compared to the three and nine months ended September 30, 2020 was primarily attributable to the increase in REZUROCK net sales revenue.

The inventory write-down during the three and nine months ended September 30, 2020 related to write-downs of our CLOVIQUE inventory based on our expectation that such inventory will not be sold prior to reaching its product expiration date.

Research and development expenses

The increase in research and development expenses for the three and nine months ended September 30, 2021 as compared to the three and nine months ended September 30, 2020 was primarily related to an increase in direct external costs of developing our preclinical product candidates from our immuno-oncology platform.

Selling, general and administrative expenses

The increase in selling, general and administrative expenses for the three and nine months ended September 30, 2021 as compared to the three and nine months ended September 30, 2020 was primarily attributable to increased expenses related to the launch of REZUROCK, as well as employee stock compensation and certain fees related to the pending acquisition with Sanofi.

Total other (expense) income

The following table provides components of other (expense) income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(unaudited)		(unaudited)
	(in thousands)		(in thousands)
Interest income	$1,246	$208	$2,966	$802
Interest expense	(2,492)	(8)	(6,218)	(13)
Unrealized loss on equity securities	(1,619)	(3,254)	(1,368)	(32,759)
Realized gain on equity securities	—	4,274	—	19,784
Gain on extinguishment of obligations	—	1,626	458	1,754
PPP loan forgiveness	—	—	3,091	—
Change in fair value of warrant liabilities	(2,674)	602	(2,326)	469
Other expense	(1,118)	(49)	(2,584)	(50)
Total other (expense) income	$(6,657)	$3,399	$(5,981)	$(10,013)

The decrease in other expense for nine months ended September 30, 2021 as compared to nine months ended September 30, 2020 was primarily attributable to the fluctuations in our ownership of MeiraGTx ordinary shares and PPP loan forgiveness in June 2021 of approximately $3.1 million, offset by the increase in interest expense related to our convertible notes issued in February 2021. The increase in other expense for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020 was primarily attributable to the fluctuations in our ownership of MeiraGTx ordinary shares and other financial instruments.

Deemed dividend on convertible preferred stock

We have 28,708 shares of 5% convertible preferred stock outstanding at September 30, 2021, which accrue dividends at a rate of 5% and convert into shares of our common stock at a 20% discount to the initial public offering price per share of common stock in our IPO of $12.00 per share, or $9.60 per share. The stated liquidation preference amount on the 5% convertible preferred stock totaled $36.5 million at September 30, 2021.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception through September 30, 2021, we have raised net proceeds from the issuance of equity and debt. We maintained cash, cash equivalents and marketable debt securities of $251.6 million at September 30, 2021. We expect that our cash, cash equivalents and marketable debt securities as of September 30, 2021 will enable us to fund our operating expenses and capital expenditure requirements into 2023, based on our current business plan.

The following table sets forth the primary sources and uses of cash, cash equivalents and restricted cash for each period set forth below:

	Nine Months Ended
	September 30,
	2021	2020
	(unaudited)
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(80,380)	$(61,129)
Investing activities	(136,293)	(25,168)
Financing activities	211,076	52,650
Net decrease in cash, cash equivalents and restricted cash	$(5,597)	$(33,647)

Operating Activities

The net cash used in operating activities was $80.4 million for the nine months ended September 30, 2021, and consisted primarily of a net loss of $(91.8) million adjusted for $18.1 million in net non-cash items, primarily including share-based compensation expense of $11.1 million and depreciation and amortization of fixed assets and noncash operating lease cost of $3.4 million, as well as a net increase in operating assets and liabilities of $6.7 million. Once adjusted for the non-cash items above, the cash used in operating activities for the nine months ended September 30, 2021 was primarily driven by selling, general and administrative expenses of $36.6 million and research and development expense of $49.6 million related to the advancement of our clinical product candidates.

The net cash used in operating activities was $61.1 million for the nine months ended September 30, 2020, and consisted primarily of a net loss of $(81.1) million adjusted for $22.8 million in net non-cash items, including unrealized loss on equity securities of $13.0 million, change in fair value of warrant liabilities of $(0.5) million, gain on settlement of obligation of $(1.8) million and share-based compensation expense of $7.1 million, offset by the depreciation and amortization of fixed assets and noncash operating lease cost of $3.9 million and write-down of inventory of $1.1 million, as well as a net decrease in operating assets and liabilities of $3.0 million. Once adjusted for the non-cash items above, the cash used in operating activities for the nine months ended September 30, 2020 was primarily driven by selling, general and administrative expenses of $21.5 million and research and development expense of $44.5 million related to the advancement of our clinical product candidates.

Investing Activities

Net cash used in investing activities was $136.3 million for the nine months ended September 30, 2021, consisting primarily of net purchases of investment debt securities of $136.0 million.

Net cash used in investing activities was $25.2 million for the nine months ended September 30, 2020, consisting primarily of purchases of investment debt securities of $44.6 million, offset by proceeds from the sale of a portion of our investment in MeiraGTx of $19.8 million.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2021 was $211.1 million, consisting primarily of net proceeds from the issuance of our convertible notes of $232.4 million in Februrary 2021, offset by the payments for capped call transactions in connection with the convertible notes of $33.0 million. For more information, please refer to Note 5 of the notes to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

The expected use of our cash, cash equivalents and marketable debt securities at September 30, 2021 represents our intentions based upon our current plans and business conditions, which could change in the future as our plans and business conditions evolve. Additional funding, whether through additional sales of equity or debt securities, collaborative or other arrangements with corporate partners or from other sources, may not be available when needed or on terms acceptable to us. Insufficient funds may require us to delay, scale back or eliminate certain of our research and development programs.

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

Contractual Obligations and Commitments

There have been no material changes in our contractual obligations and commitments during the nine months ended September 30, 2021 from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 4, 2021.

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

As of September 30, 2021, our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our CEO and CFO have concluded based upon the evaluation described above that, as of September 30, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, as amended), occurred during the fiscal quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. Please refer to Note 12 of the notes to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a discussion related to our legal proceedings.

Item 1A.  Risk Factors

 Investing in our securities involves a high degree of risk. In addition to the other information contained elsewhere in this report, you should carefully consider the factors discussed in “Part I, Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K for the year ended December 31, 2020, which could materially and adversely affect our business, financial condition or future results. These risks and uncertainties are not the only ones we face. You should recognize that other significant risks and uncertainties may arise in the future, which we cannot foresee at this time. Also, the risks that we now foresee might affect us to a greater or different degree than expected. Certain risks and uncertainties, including ones that we currently deem immaterial or that are similar to those faced by other companies in our industry or business in general, may also affect our business. If any of the risks actually occur, our business, financial condition or results of operations could be materially and adversely affected. The risk factors described below update the risk factors disclosed in Part I, Item 1A. in our 2020 10-K to include additional information, and should be read in conjunction with the risk factors in our Annual Report on Form 10-K for the year ended December 31, 2020.

If the Merger contemplated by the Merger Agreement does not occur, it could have a material adverse effect on our business, results of operations, financial condition and stock price.

On September 7, 2021, we entered into the Merger Agreement with Sanofi. Completion of the proposed Merger is subject to the satisfaction of various conditions, including the receipt of approvals from our stockholders and from government or regulatory agencies. There is no assurance that all of the various conditions will be satisfied, or that the Merger will be completed on the proposed terms, within the expected timeframe, or at all. The proposed Merger gives rise to inherent risks that include:

•the amount of the cash to be paid under the Merger agreement is fixed and will not be adjusted for changes in our business, assets, liabilities, prospects, outlook, financial condition or results of operations or in the event of any change in the market price of, analyst estimates of, or projections relating to, our common stock;

•legal or regulatory proceedings, including regulatory approvals from governmental entities (including any conditions, limitations or restrictions placed on these approvals) and the risk that one or more governmental entities may delay or deny approval, or other matters that affect the timing or ability to complete the transaction as contemplated;

•the ability of Sanofi to obtain the necessary funds to complete the Merger;

•the possibility of disruption to our business, including increased costs and diversion of management time and resources;

•difficulties maintaining business and operational relationships, including relationships with clients, vendors, suppliers, distributors, resellers and other business partners;

•the inability to attract and retain key personnel pending consummation of the proposed Merger;

•potential stockholder litigation relating to the Merger could prevent or delay the Merger or otherwise negatively impact our business and operations;

•the inability to pursue alternative business opportunities or make changes to our business pending the completion of the proposed Merger;

•the requirement to pay a termination fee of $60.125 million if we terminate the Merger Agreement under certain circumstances;

•developments beyond our control including, but not limited to, changes in domestic or global economic conditions that may affect the timing or success of the proposed Merger; and

•the risk that if the proposed Merger is not completed, the market price of our common stock could decline, investor confidence could decline, stockholder litigation could be brought against us, relationships with clients, suppliers and other business partners may be adversely impacted, we may be unable to retain key personnel, and profitability may be adversely impacted due to costs incurred in connection with the proposed Merger.

The announcement and pendency of our agreement to be acquired by Sanofi could adversely affect our business.

Uncertainty about the effect of the proposed acquisition on our customers, employees, partners and other parties may adversely affect our business. Our employees may experience uncertainty about their roles or seniority following the acquisition. There can be no assurance that our employees, including key personnel, can be retained, or that we will be able to attract and retain employees to the same extent that we have previously been able to. Any loss or distraction of such employees could adversely affect our business and operations. In addition, we have diverted, and will continue to divert, significant management resources toward the completion of the acquisition, which could adversely affect our business and operations. Parties with which we do business may experience uncertainty associated with the acquisition, including with respect to current or future business relationships with us. Uncertainty may cause customers to refrain from doing business with us, which could adversely affect our business, results of operations, financial condition and stock price.

The failure to complete the acquisition by Sanofi could adversely affect our business.

Consummation of the acquisition by Sanofi is subject to several conditions beyond our control that may prevent, delay, or otherwise adversely affect its completion, including our need to obtain stockholder approval of the acquisition. If any of these conditions are not satisfied or waived, it is possible that the acquisition will not be consummated in the expected time frame (or at all) or that the definitive agreement may be terminated. If the proposed acquisition is not completed, the share price of our common stock may decrease to the extent that the current market price of our common stock reflects an assumption that a transaction will be completed. In addition, under circumstances specified in the Merger Agreement, we may be required to pay a termination fee of $60.125 million to Sanofi. Further, a failed transaction may result in negative publicity and a negative impression of us in the investment community. Any disruption to our business resulting from the announcement and pendency of the transaction and from intensifying competition from our competitors, including any adverse changes in our relationships with our customers, employees, partners and other parties, could continue or accelerate in the event of a failed transaction. There can be no assurance that our business, relationships with other parties, liquidity or financial condition will not be adversely affected, as compared to the condition prior to the announcement of the acquisition, if the acquisition is not consummated.

The Merger Agreement limits our ability to pursue alternatives to the acquisition.

The Merger Agreement contains provisions that make it more difficult for us to enter into alternative transactions. The Merger Agreement contains certain provisions that restrict our ability to, among other things, solicit, initiate or knowingly encourage or knowingly facilitate the submission of inquiries, proposals or offers relating to or that would reasonably be expected to lead to any acquisition proposal from a third party. The Merger Agreement also provides that our board of directors will not change its recommendation that our stockholders adopt the Merger Agreement and will not approve any agreement with respect to an acquisition proposal, subject to limited exceptions.

In addition, upon adoption of the Merger Agreement by our stockholders, our right to terminate the Merger Agreement in response to a superior proposal will be eliminated. While we believe these provisions are reasonable, customary and not preclusive of other offers, the provisions might discourage a third party that has an interest in acquiring all or a significant part of us from considering or proposing such acquisition, even if such party were prepared to pay consideration with a higher per-share value than the currently proposed merger consideration. Furthermore, the requirement to pay a termination fee under certain circumstances may result in a third party proposing to pay a lower per-share price to acquire us than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable by us in certain circumstances.

Litigation has and may arise in connection with the acquisition by Sanofi, which could be costly, prevent consummation of the acquisition, divert management’s attention and otherwise materially harm our business.

In October 2021, ten alleged stockholders of the Company filed actions in federal courts located in the states of New York, Delaware, and Pennsylvania against the Company and the members of its Board of Directors, which claims generally allege that the Company and its Board of Directors failed to disclose allegedly material information in the definitive proxy statement on Schedule 14A, filed with the SEC on October 4, 2021 related to the Merger. The case is still pending. See Note 14 of the notes to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a discussion related to our legal proceedings . Regardless of the outcome of this or any future litigation related to the acquisition by Sanofi, such litigation may be time-consuming and expensive and may distract our management from running the day-to-day operations of our business. The litigation costs and diversion of management’s attention and resources to address the claims and counterclaims in any litigation related to the acquisition by Sanofi may materially adversely affect our business, financial condition and operating results. Further, if the acquisition is not consummated for any reason, litigation could be filed in connection with the failure to consummate the acquisition. Any litigation related to the acquisition may result in negative publicity or an unfavorable impression of us, which could adversely affect the price of our common stock, impair our ability to recruit or retain employees, damage our relationships with our customers and suppliers, or otherwise materially harm our operations and financial performance.

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
2.1

Agreement and Plan of Merger, dates as of September 7, 2021, by and among Kadmon Holdings, Inc., Sanofi and Latour Merger Sub, Inc. (incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37841), filed with the SEC on September 8, 2021).

10.2

Second Amendment to Employment Agreement between Kadmon Corporation, LLC and Harlan W. Waksal, M.D., dated September 7, 2021 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37841), filed with the SEC on September 8, 2021).

10.3

Second Amendment to Employment Agreement between Kadmon Corporation, LLC and Steven Meehan, dated September 7, 2021 (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37841), filed with the SEC on September 8, 2021).

10.4

Second Amendment to Employment Agreement between Kadmon Corporation, LLC and Gregory S. Moss, dated September 7, 2021 (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-37841), filed with the SEC on September 8, 2021).

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

     Kadmon Holdings, Inc.

Date: November 4, 2021	By:	/s/ Harlan W. Waksal Harlan W. Waksal President and Chief Executive Officer (Principal Executive Officer)

Date: November 4, 2021	By:	/s/ Steven Meehan Steven Meehan Executive Vice President, Chief Financial Officer (Principal Financial Officer)
Date: November 4, 2021	By:	/s/ Kyle Carver
Kyle Carver Senior Vice President, Chief Accounting Officer, Controller
(Principal Accounting Officer)